Form 10-Q
period 1994-12-31
DVI INC
filed 1995-02-14
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
	                     Washington, D.C.  20549


                                    FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      X         OF THE SECURITIES EXCHANGE ACT OF 1934.
     ---

        For the quarterly period ended:  December 31, 1994

        OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.
     ---
                For the transition period from          to

                Commission file number 0-16271

	                       DVI,  INC.
           (Exact name of registrant as specified in its charter)


                 DELAWARE                             22-2722773
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification Number)

        ONE PARK PLAZA, SUITE 800
            IRVINE, CALIFORNIA                       92714
         (Address of principal                    (Zip Code)
          executive offices)


Registrant's telephone number including area code:  (714) 474-5800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.005 par value - 6,684,324 shares as of January 31, 1995.

DVI, INC. AND SUBSIDIARIES


                                     INDEX



PART I.	FINANCIAL INFORMATION:                                    Page Number

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         December 31, 1994 (unaudited) and June 30, 1994             3 - 4

         Consolidated Statements of Operations -
         Three months and six months ended December 31, 1994
         and 1993 (unaudited)                                          5

         Consolidated Statements of Shareholders' Equity -
         From July 1, 1993 through December 31, 1994 (unaudited)       6

         Consolidated Statements of Cash Flows -
         Six months ended December 31, 1994 and 1993 (unaudited)     7 - 8

         Notes to Consolidated Financial Statements (unaudited)        9

Item 2.	 Management's Discussion and Analysis of
         Results of Operations and Financial Condition              10 - 15


PART II. OTHER INFORMATION                                            17

         SIGNATURES                                                   18

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                   December 31,        June 30,
                                                        1994             1994


CASH AND CASH EQUIVALENTS                        $       357,549  $   1,713,769

RESTRICTED CASH AND CASH EQUIVALENTS                  12,048,009     13,064,814

INVESTMENT IN DIRECT FINANCING LEASES AND
     NOTES SECURED BY EQUIPMENT:
     Receivable in installments (net of
     allowance of $2,965,732 at December 31,
     1994 and $2,497,916 at June 30, 1994)           345,097,033    250,854,526

     Receivable in installments - related parties      9,027,867     16,427,684
     Residual valuation                                3,993,387      3,730,592
     Unearned income                                 (62,440,093)   (47,643,772)

         Net investment in direct financing
         leases and notes secured by equipment       295,678,194    223,369,030

OTHER RECEIVABLES:
     From sale of leases and notes secured
     by equipment                                        118,143        911,585
     Patient service accounts receivable               2,282,055      3,667,123
     Notes collateralized by medical receivables      10,564,207      6,006,600
           Total other receivables                    12,964,405     10,585,308

EQUIPMENT ON OPERATING LEASES
     (net of accumulated depreciation of
     $1,701,192 at December 31, 1994 and
     $1,163,591 at June 30, 1994).                     4,919,204      2,893,683

FURNITURE AND FIXTURES
     (net of accumulated depreciation of $660,114
     at	December 31, 1994 and $525,032 at
     June 30, 1994)                                      859,378        817,135

INVESTMENTS IN INVESTEES                               6,653,885      4,646,382

GOODWILL, NET                                          1,957,586      2,024,253

OTHER ASSETS                                           3,851,359      6,834,972
                                                     -----------    -----------

TOTAL ASSETS                                        $339,289,569   $265,949,346
                                                     -----------    -----------

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   December 31,        June 30,
                                                        1994             1994


ACCOUNTS PAYABLE                                 $    10,297,279  $  23,861,905

OTHER ACCRUED EXPENSES                                 5,471,238      8,215,021

SHORT-TERM BANK BORROWINGS                           127,297,086     34,586,373

DEFERRED INCOME TAXES                                  2,738,026      2,329,205

LONG-TERM DEBT:
     Discounted receivables (primarily nonrecourse)  143,524,132    148,851,584
     Convertible subordinated notes                   13,715,321     14,112,000

          Total long-term debt, net                  157,239,453    162,963,584
                                                     -----------    -----------

TOTAL LIABILITIES                                    303,043,082    231,956,088
                                                     -----------    -----------

SHAREHOLDERS' EQUITY:
     Preferred Stock, $10.00 par value; authorized
          100,000 shares; no shares issued
     Common Stock, $.005 par value; authorized
          13,000,000 shares; outstanding 6,674,324
          shares at December 31, 1994 and 6,567,295
          shares at June 30, 1994                         33,372         32,836
     Additional capital                               29,001,888     28,155,502
     Retained earnings                                 7,211,227      5,804,920
                                                      ----------     ----------

TOTAL SHAREHOLDERS' EQUITY                            36,246,487     33,993,258
                                                      ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $339,289,569   $265,949,346
                                                    ------------   ------------

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended               Six Months End
                                                               December 31,                   December 31,
                                                            1994           1993            1994           1993
FINANCE AND OTHER INCOME:
     Amortization of finance income                    $7,906,700     $3,912,608     $14,458,816     $7,438,974
     Gain on sale of financing transactions               625,187        111,471         625,187        245,862
     Other Income                                         163,152        542,840         808,290      1,145,295

     Finance and other income                           8,695,039      4,566,919      15,892,293      8,830,131
     Interest expense                                   4,984,791      1,891,774       9,135,943      3,509,165

MARGINS EARNED                                          3,710,248      2,675,145       6,756,350      5,320,966
     Selling, General and Administrative                2,186,086      1,669,330       4,347,200      3,680,937

EARNINGS BEFORE PROVISION FOR INCOME TAXES AND
     EQUITY IN NET LOSS OF INVESTEES                    1,524,162      1,005,815       2,409,150      1,640,029

PROVISION FOR INCOME TAXES                                631,150        422,438       1,002,843        688,809

EARNINGS BEFORE EQUITY IN NET LOSS OF INVESTEES           893,012        583,377       1,406,307        951,220

EQUITY IN NET LOSS OF  INVESTEES                                         136,000                        174,150


NET EARNINGS                                           $  893,012     $  447,377     $ 1,406,307     $  777,070

NET EARNINGS PER COMMON AND COMMON
        EQUIVALENT SHARE                               $      .13     $      .07     $       .21      $      .12

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING               6,831,000      6,783,000       6,816,000      6,700,000

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                              From July 1, 1993 through December 31, 1994

                                                               Common Stock                                           Total
                                                                $.005 Par           Additional       Retained    Shareholders'
                                                         Shares           Amount      Capital        Earnings        Equity


BALANCE AT JULY 1, 1993                                 6,530,295        $32,652    $27,941,466     $6,690,296    $34,664,414
     Issuance of common stock upon
          exercise of stock options                        37,000            184        214,036                       214,220
     Net earnings                                                                                     (885,376)      (885,376)


BALANCE AT JUNE 30, 1994                                6,567,295        $32,836    $28,155,502     $5,804,920    $33,993,258
     Issuance of common stock upon:
          Exercise of stock options                        59,860            300        346,622                       346,922
          Conversion of subordinate notes                  47,169            236        499,764                       500,000
     Net earnings                                                                                    1,406,307      1,406,307


BALANCE AT DECEMBER 31, 1994                            6,674,324        $33,372    $29,001,888     $7,211,227    $36,246,487

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                December 31,
                                                           1994             1993

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                  $   1,406,307     $    777,070

      Adjustments to reconcile net earnings to net
           cash provided by operating activities:
               Equity in net loss of investees                             172,230
               Depreciation and amortization            3,173,085        1,407,928
               Additions to allowance accounts, net       747,738          424,155
               Deferred income taxes                      408,821          631,732
               Changes in assets and liabilities
                  (net of effects from purchase
                   of acquired entities):
               (Increases) decreases in:
                    Restricted cash                     1,016,805      (22,496,733)
                    Accounts receivable                (3,609,819)      (1,306,371)
                    Receivables from sale of leases       793,442        2,537,134
                    Other assets                        2,983,613         (432,779)
               Increases (decreases) in:
                    Accounts payable                  (13,564,626)      10,691,681
                    Other accrued expenses             (2,743,783)       1,894,315

                      Total adjustments               (10,794,724)      (6,476,708)

           Net cash used in operating activities       (9,388,417)      (5,699,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of equipment and notes acquired               (122,980,657)     (69,550,341)
  Receipts in excess of amounts included in income     43,461,050       16,500,973
  Furniture and fixtures additions                       (177,324)        (350,017)
  Investments in common and preferred stock of investees                    25,000
  Cash received from sale of common stock of investee                      540,000

            Net cash used in investing activities     (79,696,931)     (52,834,385)











     (Continued)

PAGE

DVI, INC. AND SUBSIDIARIES

                                                              Six Months Ended
                                                                December 31,
                                                           1994             1993

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options       $      345,865   $        1,369
     Borrowings:
           Short-term                                 200,488,954       77,155,407
           Long-term                                   20,242,362       79,050,000
     Repayments:
           Short-term                                (107,778,241)     (92,652,687)
           Long-term                                  (25,569,812)      (5,608,788)

      Net cash provided by financing activities        87,729,128       57,945,301

NET DECREASE IN CASH AND
       CASH EQUIVALENTS                                 1,356,220          588,722
CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                               1,713,769        2,199,208

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                               $       357,549       $1,610,486

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

          Interest                                  $   9,219,505     $  3,540,735

          Income taxes                              $     637,212     $     46,245

SUPPLEMENT TO DISCLOSURE OF NON-CASH TRANSACTIONS:

Receipt of IPS Health Care, Inc.
     Series G preferred stock (Note 2)              $   2,000,000

As of December 31, 1994, $500,000 of subordinated notes had been converted into common stock

PAGE

DVI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheet as of December 31, 1994 and June 30, 1994, the consolidated statements of operations for the three and six month periods ended December 31, 1994 and 1993, the consolidated statements of shareholders' equity for the period from July 1, 1993 through December 31, 1994, and the consolidated statements of cash flows for the six month periods ended December 31, 1994 and 1993. The results of operations for the six month period ended December 31, 1994, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1995.

Certain amounts as previously reported have been reclassified to conform to the period ended December 31, 1994 presentation.

NOTE 2 - HEDGING TRANSACTIONS

The Company's equipment financing transactions are all structured on a fixed interest rate basis. Although the Company permanently funds these transactions on a fixed interest rate basis, it uses interim funding facilities until permanent funding is obtained. Because funds borrowed through interim funding facilities are obtained on a floating interest rate basis, the Company uses hedging techniques to protect its interest rate margins during the period that interim funding facilities are used. During the first quarter of fiscal 1995, the Company took hedging positions aggregating $45 million. In the second quarter, the Company took additional hedging positions aggregating $25 million and closed out a $23 million hedging position when it permanently funded a portfolio of transactions. At December 31, 1994, the Company had unrealized market value gains on its hedging transactions of $468,000. The Company's sole reason for using hedging techniques is to offset the loss that occurs when transactions are funded on an interim basis and interest rates rise causing the Company's interest rate margins on the transactions to decline. Therefore, gains generated through hedging techniques only benefit the Company to the extent they offset corresponding losses for increasing interest rates until transactions are permanently funded. During the quarter the Company completed a whole loan sale which resulted in a gain of $408,000 from the discounted payment stream and a market value gain of $217,000 related to a hedging transaction entered into to protect the portfolio of transactions sold. The combined gain of $625,000 was recorded under gain on sale of financing transactions. The Company's fixed-rate portfolio was sold on a basis which varied with changes in commercial paper rates and it purchased a two year unamortizing interest rate cap to protect its margin.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

Equipment Financing. For accounting purposes, the Company classifies the equipment financing transactions it originates as (i) notes secured by equipment, (ii) direct financing leases and (iii) operating leases. Notes secured by equipment and direct financing leases are those transactions in which the obligor generally has substantially all the benefits and risks of ownership of the equipment. Operating leases are generally those which only provide for the use of the asset. The different classifications can result in accounting treatments that provide substantially different income and costs during the transaction term.

The Company reports income under the categories of "amortization of finance income," "gain on sale of financing transactions" and "other income." "Amortization of finance income" consists of the interest component of payments received on notes secured by equipment (or medical receivables) and direct financing leases, and is calculated using the interest method whereby the income is reported over the term of the transaction. "Amortization of finance income" includes any income derived from the sale of equipment at the end of the transaction term under fair market value transactions. "Gain on sale of financing transactions," consist of gains recognized when the Company permanently funds transactions through whole loan sales. "Other income" consists primarily of late charges, income from operating leases and income from the billing and collecting of medical receivables. The Company stopped billing and collecting new medical receivables late in fiscal 1994, but will continue to receive income as the receivables outstanding are collected.

Notes secured by equipment and direct financing leases are noncancelable transactions under which the obligor must make all scheduled payments, maintain the equipment, insure the equipment against casualty loss and pay all equipment related taxes. In fair market value transactions the obligor has the option to purchase the equipment at the end of the initial financing term for its fair market value or extend the financing term under renegotiated payments. If neither of these options is exercised, the Company is required to sell or lease the equipment to another user.

In accordance with GAAP, all income from transactions classified as notes secured by equipment and direct financing leases that are permanently funded through asset securitization or other means whereby the Company treats the funds received as debt, is deferred and recognized using the interest method over the term of the transactions. If an obligor under a transaction defaults, the Company may not receive all or a portion of the unamortized income associated with the transaction.

Medical Receivables Financing. A small portion of the Company's business is providing loans secured by medical receivables and purchasing medical receivables. The respective interest income and fee income from medical receivable transactions is recognized over the term of the transactions which is typically one to three years, and is recorded as amortization of finance income.

Discontinued Operations. There has been no adverse change in the Company's discontinued operations which would indicate any additional losses will be incurred by the Company.

Results of Operations

Impact of Financing Strategies on Results of Operations. The Company's strategy is to obtain permanent funding for most of its equipment financing transactions through asset securitization and the remainder through whole loan sales. Although funding transactions through asset securitization is generally more cost effective than using whole loan sales, when management believes the Company is exposed to excessive transaction concentration risks it uses whole loan sales to remove certain transactions from its portfolio. The Company also funds certain transactions through whole loan sales because it enables the Company to permanently fund the transactions sooner than might otherwise be possible. This is beneficial in periods of rising interest rates because once a transaction is permanently funded the interest rate spread is fixed for the remaining term.

When funding transactions through an asset securitization, the issuer can generally structure the transaction so that the proceeds received are treated either as borrowed funds (i.e., debt on the issuer's financial statements), or funds it receives as a result of the sale of the transactions (i.e., from a whole loan sale). The accounting method to report finance income differs significantly depending on which of the two structures the issuer uses.
When the proceeds received are treated as long term debt, the issuer reports finance income over the term of the transactions funded. When the proceeds are treated as funds received from the sale of transactions most of the income is reported at the time the transactions are funded. The Company uses the first alternative when it is the issuer in an asset securitization which means the Company treats the proceeds received as long term debt on its financial statements and reports the finance income over the term of the transactions that are funded. When the Company funds its transactions through whole loan sales, most of the unamortized finance income is reported at the time the funding takes place. Since DVI funds most of its transactions by issuing securitized notes and therefore reports the finance income from these transactions over approximately five years, its near term reported earnings are comparatively lower than they would be if the Company treated all of the loans it funds as whole loan sales.

The Company entered into transactions which generated total receivables of $160.4 million for the six months ended December 31, 1994, as compared to $102.3 million for the six months ended December 31, 1993. The Company generated an increased dollar volume of equipment financing receivables for the six months ended December 31, 1994, compared to the six months ended December 31, 1993, primarily because the Company expanded its equipment financing capabilities. The Company experienced increases in: (i) the financing transaction portfolio to $311.2 million at December 31, 1994, from $232.3 million at June 30, 1994 and (ii) the related liabilities to $294.8 million at December 31, 1994, from $221.4 million at June 30, 1994.

Margins Earned

Margins earned were $3.7 million for the three months ended December 31, 1994 as compared to $2.7 million for the three months ended December 31, 1993.
For the six months ended December 31, 1994, margins earned were $6.8 million as compared to $5.3 million for the same period in the prior year. Amortization of finance income increased to $7.9 million for the three months ended December 31, 1994 from $3.9 million for the three months ended December 31, 1993. For the six months ended December 31, 1994, amortization of finance income increased to $14.5 million from $7.4 million in the prior year. The increase in the current fiscal year over the prior year for both the three and six month periods was primarily a result of the overall increase in the size of the Company's equipment financing portfolio.

Gains on sale of financing transactions increased to $625,000 in the three months ended December 31, 1994 compared with a gain of $111,000 in the same period in the prior year. In the six months ended December 31, 1994, gains on sale of financing transactions increased to $625,000 compared with a gain of $246,000 in the same period in the prior year. The increase for both periods in the current fiscal year is primarily a result of the overall growth in the Company's volume of equipment financing transactions and the need to fund certain transactions through whole loan sales to manage transaction concentrations. (See Results of Operations. Impact of Financing Strategies on Results of Operations.)

Other income, which consists of late charges, operating lease income, fees from billing and collecting medical receivables management income and other miscellaneous items, decreased to $163,000 for the three months ended December 31, 1994 as compared to $543,000 for the three months ended December 31, 1993.
 For the six months ended December 31, 1994, other income decreased to $808,000 from $1.1 million in the prior year.

Interest expense increased to $5.0 million for the three months ended December 31, 1994 from $1.9 million for the three months ended December 31, 1993. For the six months ended December 31, 1994 interest expense increased to $9.1 million from $3.5 million during the same period in the prior year. The increase in both the three and six month periods during the current fiscal year is primarily a result of the growth of the Company's equipment financing transaction portfolio. As a percentage of finance and other income, interest expense was 57% in the three months ended December 31, 1994 as compared to 41% in the same period in the prior year. As a percentage of finance and other income, interest expense was 57% in the six months ended December 31, 1994 as compared to 40% in the same period a year earlier. The increase in interest expense as a percent of finance and other income in the three and six month periods in the current fiscal year is primarily the result of (i) the Company narrowing the interest rate spread between the cost of its funding and the interest rate charged its customers, (ii) interest rate increases during the year on funds borrowed on a floating rate basis under the Company's interim funding facilities and (iii) the Company's strategy to originate financing transactions in which the residual positions are not retained thereby reducing the Company's rate of return and its income on the respective transactions.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense increased to $2.2 million for the three months ended December 31, 1994 from $1.7 million for the three months ended December 31, 1993. For the six months ended December 31, 1994, SG&A expense increased to $4.3 million from $3.7 million during the same period in the prior year. The increase primarily reflects costs associated with the increase in the Company's provision for doubtful accounts, additional personnel and related costs. As a percentage of finance and other income, SG&A expense was 25% for the three months ended December 31, 1994 versus 37% for the same period last year. For the six months ended December 31, 1994, SG&A expense was 27% versus 42% for the same period a year ago. The percentage decrease in SG&A for both the three and six month periods during the current fiscal year is a result the Company's ability to increase the volume of transactions entered into and thus the size of its transaction portfolio without a proportional increase in SG&A expense.

Net Earnings

The Company's net earnings were $893,000, or $.13 per share, for the three months ended December 31, 1994 as compared to $447,000, or $.07 per share, for the three months ended December 31, 1993. For the six month ended December 31, 1994, net earnings increased to $1.4 million from $777,000 for the same period in the prior year.

Liquidity and Capital Resources

Cash Flows

The Company's cash and cash equivalents at December 31, 1994 and June 30, 1993 was $358,000 and $1.7 million, respectively. The following describes the changes from June 30, 1994 to December 31, 1994 in the items which had the most significant impact on the Company's cash flow during the six months ended December 31, 1994.

Six Months Ended

The Company's net cash used in operating activities was $9.4 million during the six months ended December 31, 1994 compared to $5.7 million net cash used for the six months ended December 31, 1993. The increase in cash utilization during the six months ended December 31, 1994 almost entirely stems from a reduction in the Company's accounts payable from June 30, 1994 by $13.6 million. The decrease in accounts payable, which consists primarily of amounts due vendors of equipment that the Company has financed, stems from payments made to these vendors during the six months ended December 31, 1994.

The Company's net cash used in investing activities increased to $79.7 million during the six months ended December 31, 1994 as compared to $52.8 million for the six months ended December 31, 1993. This increase is primarily attributed to costs of equipment and notes acquired for the Company's financing transactions which increased to $123.0 million during the six months ended December 31, 1994 compared to an increase of equipment and notes acquired of $69.6 million for the six months ended December 31, 1993.

The Company's net cash provided by financing activities was $87.7 million during the six months ended December 31, 1994 from $57.9 million for the six months ended December 31, 1993. This results from an increase in the Company's short-term debt of $92.7 million for the six months ended December 31, 1994 as compared to a $15.5 million decrease in short-term debt for the six months ended December 31, 1993.

General

The Company's equipment financing business requires substantial amounts of capital and borrowings. The Company's funding needs arise from financing transaction originations, repayments of debt, payments of operating and interest expenses, financing assets that must be funded by the Company to credit enhance its asset securitization transactions and other fundings, capital expenditures and repurchases of financing transactions under recourse obligations. The Company obtains interim funding from commercial and investment banks. The Company's interim credit borrowings are recourse obligations, while the Company's permanent funding is obtained principally on a limited recourse basis. In the case of limited recourse funding, the Company retains some risk of loss because it shares in any losses incurred and/or it may forfeit any residual interest in the underlying finance asset if a default occurs.

A substantial portion of the Company's debt represents permanent funding of equipment financing receivables obtained on limited recourse basis and is structured so that the cash flow from the underlying receivables services the debt. Most of the Company's short-term borrowings are used to temporarily fund equipment financing transactions and are repaid with the proceeds obtained from the permanent funding and cash flow from the underlying transactions. Because the historical default rate on transactions originated has been low, the Company has been able to service its long-term and short-term debt effectively. While the Company expects this pattern to continue, a sharp increase in the defaults on transactions originated could adversely affect the Company's ability to meet its long-term and short-term debt obligations.

As a result of the rapid growth of the Company's equipment financing business, the amount of interim and permanent funding it requires has significantly increased. To meet its requirements for increased interim funding, the Company has expanded its interim credit facilities with banks, and has obtained interim credit facilities with investment banking firms which underwrite or place its asset securitizations. To meet its requirement for increased permanent funding, the Company has enhanced its ability to fund transactions on both an asset securitization and whole loan sale basis. If suitable sources of both interim and permanent funding are not available in the future, the Company's growth will be constrained and it may be forced to use less attractive funding sources in order to ensure its liquidity.

Working capital financing for equipment financing customers is occasionally provided by the Company where the loan is adequately secured by acceptable collateral (accounts receivable) and all reasonable assurance exists that the loan will be repaid pursuant to an established repayment program in the normal course of business.

In June 1994, the Company completed a $15.0 million private placement of convertible subordinated notes. The notes (i) are convertible into common shares at $10.60 per share at the discretion of the noteholders, (ii) bear interest at a rate of 9 1/8% payable in quarterly installments of interest only and (iii) mature in June 2002. The proceeds generated therefrom were utilized by the Company to repay a portion of the existing debt under its principal interim funding credit facility and on a limited basis to fund medical receivable financing transactions. The Company issued the notes to increase its capital base and, therefore, increase its access to both interim and permanent funding sources. The Note Purchase Agreement with respect to the Notes contains, among other things, limitations on the Company's rights to pay dividends and to make certain other kinds of payments. That Agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. As of December 31, 1994, $500,000 of the notes had been converted into common shares.

The Company believes that its present interim and permanent funding sources are sufficient to fund the Company's current needs for its equipment financing operations. However, the Company will have to expand both its interim and permanent funding capacity to meet the Company's projected growth of its equipment financing business. In addition, the growth of the Company's medical receivables financing activity is dependent on the Company's ability to obtain suitable funding for its medical receivables financing business. The continuing expansion of the Company's businesses will also require additional capital which the Company may seek to obtain from offerings of equity securities and/or additional long-term debt financing. If the Company is unable to continue to increase its capital base, its ability to expand its financing business will be significantly constrained.

Interim Funding Facilities

At December 31, 1994, the Company had an aggregate of $186 million in interim funding facilities. The Company's primary credit facility, pursuant to a revolving credit agreement with a syndicate of banks (the "Bank Revolving Credit Agreement"), provides the Company with $79 million in borrowing capacity. Borrowings under the facility bear interest at the Company's option at either a variable rate equal to 25 basis points over the prime rate established by National Westminster Bank USA or a fixed rate equal to 200 basis points over a 30, 60 or 90-day LIBOR rate. In January 1995, the Prudential Facility was raised to 100 million. The Revolving Credit Agreement is renewable annually at the bank syndicate's discretion. The credit agreement provides that if the banks elect not to renew the facility at the end of its stated term, the outstanding loans automatically convert to four-year amortizing term loans at slightly higher interest rates. The Company also has a $75 million interim funding facility with Prudential Securities Realty Funding Corporation (the "Prudential Facility"). The Prudential Facility provides the Company with interim financing in order to provide funding for certain transactions to be securitized under the Company's arrangements with that firm. Drawings under the facility bear interest at a fixed rate equal to 90 basis points over the 30 day LIBOR rate. The Company has a $29 million facility with a financing institution to fund equipment financing transactions on a whole loan sale basis. The Company also has $2.6 million of additional
interim funding facilities with other financial institutions.   On December 31,
1994, an aggregate of approximately $128 million was outstanding under the Company's interim facilities.

The Revolving Credit Agreement requires the Company to limit all of its borrowings to specified levels determined by ratios based on the Company's tangible net worth and, under certain circumstances, to use specified percentages of internally generated funds to pay for equipment purchases.
The Revolving Credit Agreement also restricts the payment of dividends by DVI Financial Services to the Company under certain circumstances. In addition, the amount of funds available at any given time under the Revolving Credit Agreement is constrained by the amount, type and payment status of the Company's equipment financing receivables. If, at any time, a significant amount of the Company's receivables were to become delinquent, the availability of credit under the Revolving Credit Agreement would be reduced and, under the Revolving Credit Agreement and other circumstances, the Company could be required to prepay a portion of the amounts outstanding under its other interim funding facilities. Since the Revolving Credit Agreement was established, the only collateral that was eligible for borrowing purposes was equipment financing transactions. To fund the growth of its medical receivables financing business, the Company requested that the banks participating in the Revolving Credit Agreement begin to allow the Company to use the credit facility to fund medical receivable loans. During the quarter ended December 31, 1994, the banks agreed to permit borrowings by the Company of up to $7.0 million collateralized by medical receivables.

The Company's use of asset securitization significantly affects its need for interim funding facilities. When using asset securitization, the Company is required to hold transactions in interim funding facilities until a sufficient quantity is accumulated to meet the various requirements of the rating agencies and others involved, and to make a securitization cost effective. Generally, transactions totalling at least $50 million must be placed in each asset securitization transaction.

When the Company borrows funds through interim funding facilities, it is exposed to a certain degree of risk caused by interest rate fluctuations. Although the Company's equipment financing transactions are structured and permanently funded on a fixed interest rate basis, it uses interim funding facilities until permanent funding is obtained. Because funds borrowed through interim funding facilities are obtained on a floating interest rate basis, the Company uses hedging techniques to protect its interest rate margins during the period that interim funding facilities are used. During the first quarter of fiscal 1995, the Company took hedging positions aggregating $45 million. In the second quarter, the Company took additional hedging positions aggregating $25 million and closed out a $23 million hedging position when it permanently funded a portfolio of transactions. At December 31, 1994, the Company had unrealized market value gains on its hedging transactions of $468,000. The Company's sole reason for using hedging techniques is to offset the loss that occurs when transactions are funded on an interim basis and interest rates rise causing the Company's interest rate margins on the transactions to decline. Therefore, gains generated through hedging techniques only benefit the Company to the extent they offset corresponding reduction in margin due to rising interest rates until the transactions are permanently funded. During the quarter the Company completed a whole loan sale funding which resulted in a gain of $408,000 from the discounted payment stream and a market value gain of $217,000 related to a hedging transaction entered into to protect the portfolio of transactions sold. The combined gain of $625,000 was recorded under gain on sale of financing transactions. Because the portfolio of transactions sold were structured on a fixed interest rate basis and the transactions were funded with the cash proceeds from the issuance of commercial paper, the Company purchased a two year unamortizing interest rate cap to protect its margins.

Permanent Funding

DVI has completed five asset securitizations totalling $238.5 million, including a public debt issue of $75.7 million and three private placements of debt totalling $142.1 million and one privately placed sale at $20.7 million. In January 1994, the Company filed a $350 million registration statement with the Commission to provide for the issuance of securitized debt in a series of transactions pursuant to the Commission's "shelf" registration rule. The Company expects that it will continue to structure its asset securitizations on both a public and private basis. The $75.7 million public debt issue was the initial funding under the $350 million shelf registration.

Generally, the Company does not have binding commitments for permanent funding, either through asset securitizations or whole loan sales . At December 31, 1994, the Company had a commitment from a financial institution to fund approximately $29 million on a whole loan sale basis. The Company expects that this funding will occur during the third or fourth quarters of fiscal 1995.
In addition, the Company has non-binding agreements with investment banking entities to fund future equipment financing transactions through asset securitization. While the Company expects to be able to continue to obtain the permanent funding it requires for its equipment financing business, there can be no assurance that it will be able to do so. If, for any reason, any of these types of funding were unavailable in the amounts and on terms deemed reasonable by the Company, the Company's equipment financing activities would be adversely affected.

The Company believes cash flows generated from operations and its interim credit facilities are sufficient to meet its near term obligations.

Inflation

The Company does not believe that inflation has had a material effect on its operating results during the past three years. There can be no assurance that the Company's business will not be adversely affected by inflation in the future.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," in June 1994.
The Company is unaffected by Statement of Financial Accounting Standards
No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," and Financial Accounting Standard No. 112, "Employers Accounting for Post Retirement Benefits" because it does not offer such benefit or compensation plans to its employees.

Income Tax Issues

Historically, the Company has deferred a substantial portion of its Federal and state income tax liability because of its ability to obtain depreciation deductions from transactions structured as fair market value leases. Over the past eighteen months, the proportion of transactions originated by the Company structured as fair market value transactions has declined significantly, and the Company expects that trend to continue. In addition, the Company disposed of a portion of its equipment residual portfolio in fiscal 1994 and may continue to do so in future periods. As a result, the Company expects that in future periods its ability to defer its income tax liability will correspondingly decline.

PART II - OTHER INFORMATION



Items 1 through 3 have been omitted because the related information is either inapplicable or has been previously reported.

Item 4.     Submission of Matters to a Vote of Securities Holders

     (a) The Company's Annual Meeting of Stockholders was held on December 16, 1994.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There were no solicitations in opposition to management nominees as listed in the Proxy Statement and all such nominees were elected.

     (c) At the Annual Meeting, the Company's stockholders approved an amendment to the Company's 1986 Incentive Stock Option Plan to increase the number of shares for which options may be granted thereunder from 950,000 to 1,250,000 common shares. Of the shares represented at the meeting, 5,002,572 voted in favor of the amendment, 385,375 voted against the amendment and 56,207 shares formally abstained from voting or did not vote.

Item 6.   Exhibits and Reports on Form 8-K

     (a)     None.

     (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1994.
PAGE

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DVI, INC.
                  (Registrant)



     /s/DAVID L. HIGGINS
     David L. Higgins
     Chief Executive Officer
     (Principal Executive Officer)



     /s JAMES G. COSTELLO
     James G. Costello
     Senior Vice President and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)



February 13, 1995