Form 10-Q/A
period 1994-12-31
DVI INC
filed 1995-02-24
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             _______________________

                                  FORM 10-Q/A-1
(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      X            OF THE SECURITIES EXCHANGE ACT OF 1934.
     ---

               For the quarterly period ended:  December 31, 1994
                                                -----------------

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934.
     ---
               For the transition period from ________ to ________

                        Commission file number 0-16271
                                               -------

                                   DVI,  INC.
             ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                   22-2722773
     -------------------------------                 ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

     ONE PARK PLAZA, SUITE 800
          IRVINE, CALIFORNIA                                  92714
     -------------------------------                       ----------
         (Address of principal                             (Zip Code)
            executive offices)


Registrant's telephone number including area code:  (714) 474-5800
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                     ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.005 par value - 6,684,324 shares as of January 31, 1995.
- ------------------------------------------------------------------------

This Amendment on Form 10-Q/A-1 is being filed for the purpose of providing a Financial Data Schedule which was inadvertently omitted from DVI Inc.'s
Form 10-Q for the period ended December 31, 1994 filed with the Securities and Exchange Commission on February 14, 1995 (the "Form 10-Q"). The Financial Data Schedule is included as Exhibit 27 to this amendment. The Form 10-Q should be read in conjunction with the information contained in this amendment.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     DVI, INC.
                                   --------------------------------------------
                                                   (Registrant)


                                   /s/DAVID L. HIGGINS
                                   --------------------------------------------
                                   David L. Higgins
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s JAMES G. COSTELLO
                                   --------------------------------------------
                                   James G. Costello
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



February 24, 1995