Form 10-Q
period 1995-03-31
DVI INC
filed 1995-05-22
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                _______________________

                                       FORM 10-Q
          (Mark One)

           /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934.


                    For the quarterly period ended:  MARCH 31, 1995
                                                     ______________

                                          OR

         /_/       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from          to
                                                 ________    ________

                             Commission file number 0-16271
                                                    _______

                                      DVI, INC.
                          ___________________________________
                 (Exact name of registrant as specified in its charter)

                          DELAWARE                          22-2722773
          _________________________________________ _________________________
               (State or other jurisdiction of          (I.R.S. Employer
                incorporation or organization)         Identification Number)


                500 HYDE PARK
          DOYLESTOWN, PENNSYLVANIA                           18901
          ________________________                 __________________________
             (Address of principal                        (Zip Code)
              executive offices)


          Registrant's telephone number including area code:  (215) 345-6600
                                                              ______________


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
							YES  X    NO
			                                    ___      ___

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

          Common  Stock, $.005 par  value - 6,711,180 shares  as of March 31,
          ___________________________________________________________________
          1995.
          _____


                               DVI, INC. AND SUBSIDIARIES
                               __________________________

                                         INDEX



          PART I.  FINANCIAL INFORMATION:                            Page
	  ------------------------------			     Number
								     ------

          Item 1.  FINANCIAL STATEMENTS:

          Consolidated Balance Sheets -
            March 31, 1995 (unaudited) and June 30, 1994  . . .       3-4

          Consolidated Statements of Operations -
            Three  months and  nine  months  ended March  31,  1995
            and 1994 (unaudited)  . . . . . . . . . . . . . . .         5

          Consolidated Statements of Shareholders' Equity -
            From July 1, 1993 through March 31, 1995 (unaudited)        6

          Consolidated Statements of Cash Flows -
             Nine months ended March 31, 1995 and 1994 (unaudited)    7-8

          Notes to Consolidated Financial Statements (unaudited)     9-11

          Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition          11-22


          PART II. OTHER INFORMATION . . . . . . . . . . . . . .       22
	  --------------------------

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .       23


                           DVI, INC. AND SUBSIDIARIES
                           __________________________
                           CONSOLIDATED BALANCE SHEETS
                           ___________________________


                                    ASSETS

                                           March 31,             June 30,
                                            1995 		     1994
                                          ______________________________
                                         (unaudited)

CASH AND CASH EQUIVALENTS   . .          $ 4,566,595       $   1,713,769
                                         ___________       ______________

RESTRICTED CASH AND CASH EQUIVALENTS  .   49,818,082          13,064,814
                                        ____________       ______________

INVESTMENT IN DIRECT FINANCING LEASES
  AND NOTES SECURED BY EQUIPMENT:
  Receivable in installments (net of
  allowance of $3,067,032 at March 31,
  1995 and $2,497,916 at June 30, 1994)  413,319,616         250,854,526
  Receivable in installments -
    related parties                        4,340,188          16,427,684
  Residual valuation  . . . . . . . .      3,868,260           3,730,592
  Unearned income   . . . . . . . . .   ( 71,681,240)        (47,643,772)
                                        ______________    _______________

    Net investment in direct financing
     leases and notes secured by
     equipment   . . . . . . . . . . .   349,846,824         223,369,030
                                        _____________       _____________
OTHER RECEIVABLES:
  From sale of leases and notes
   secured by equipment . . . . . .          113,143             911,585
  Patient service accounts  . . . .
   receivable   . . . . . . . . . .        1,588,366           3,667,123
  Notes collateralized by medical
   receivables                            14,036,369           6,006,600
                                        _____________       _____________
    Total other receivables . . . .       15,737,878          10,585,308
                                        _____________       _____________
EQUIPMENT ON OPERATING LEASES
  (net of accumulated depreciation
  of $1,407,741 at March 31, 1995
  and $1,163,591 at June 30, 1994). .      3,636,905           2,893,683
                                        _____________       _____________
FURNITURE AND FIXTURES
  (net of accumulated depreciation
  of $646,250 at March 31, 1995
  and $525,032 at June 30, 1994)  . .        755,823             817,135
                                        _____________       _____________
INVESTMENTS IN INVESTEES  . . . . . .      5,825,695           4,646,382
                                        _____________       _____________
GOODWILL, NET   . . . . . . . . . . .      1,900,000           2,024,253
                                        _____________       _____________
OTHER ASSETS  . . . . . . . . . . . .      2,759,222           6,834,972
                                        _____________       _____________
  TOTAL ASSETS  . . . . . . . . . . .   $434,847,024        $265,949,346
				        ============        ============


The accompanying notes are an integral part of these consolidated financial statements.


                                         DVI, INC. AND SUBSIDIARIES
					 --------------------------
                                        CONSOLIDATED BALANCE SHEETS
					---------------------------

 				   LIABILITIES AND SHAREHOLDERS' EQUITY


                                          MARCH 31,      		 JUNE 30,
                                            1995                           1994
				         ---------------------------------------------
                                         (Unaudited)

ACCOUNTS PAYABLE                         $5,783,720			$  23,861,905
					 ----------		        -------------
OTHER ACCRUED EXPENSES                    7,268,806                         8,215,021
					 ----------		        -------------
SHORT-TERM BANK BORROWINGS              147,969,332                        34,586,373
					 ----------		        -------------
DEFERRED INCOME TAXES                     3,435,267  		            2,329,205
					 ----------		        -------------
LONG-TERM DEBT:
   Discounted receivables
   (primarily nonrecourse)              218,877,882      	          148,851,584
   Convertible subordinated notes        13,741,981                        14,112,000
					 ----------		        -------------
     Total long-term debt, net          232,619,863                       162,963,584
					 ----------		        -------------
          TOTAL LIABILITIES             397,076,988                       231,956,088
					 ----------		        -------------
SHAREHOLDERS' EQUITY:
   Preferred Stock, $10.00 par value;
     authorized 100,000 shares; no
     shares issued
   Common Stock, $.005 par value;
     authorized 13,000,000 shares;
     outstanding 6,711,180 shares
     at March 31, 1995 and 6,567,295
     shares at June 30, 1994                 33,556                            32,836
   Additional capital                    29,276,502                        28,155,502
   Retained earnings                      8,459,978                         5,804,920
					 ----------		        -------------
     TOTAL SHAREHOLDERS' EQUITY          37,770,036                    	   33,993,258
					 ----------		        -------------
     TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                        $434,847,024                      $265,949,346
				       ============                      ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                           DVI, INC. AND SUBSIDIARIES
							   --------------------------

                                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
						-------------------------------------



	                      	                        THREE MONTHS ENDED             NINE MONTHS ENDED
        	                	                      MARCH 31,                     MARCH 31,
					        -------------------------------   ----------------------------
                       	                	    1995                 1994        1995              1994
					        -----------          ----------   -----------     ------------
FINANCE AND OTHER INCOME:
   Amortization of finance income               $9,555,958           $4,988,693   $24,014,774      $12,849,348
   Gain on sale of financing transactions          804,896                          1,430,083          245,862
   Other income                                     92,205              533,809       900,495        1,268,022
					        ----------	     ----------   -----------      -----------
   Finance and other income                     10,453,059            5,522,502    26,345,352       14,363,232
   Interest expense                              6,313,570            2,390,940    15,449,513        5,900,105
					        ----------	     ----------   -----------      -----------
MARGINS EARNED                                   4,139,489            3,131,562    10,895,839        8,463,127
   Selling, general and administrative           1,970,953            1,899,691     6,318,154        5,591,226
					        ----------	     ----------   -----------      -----------
EARNINGS BEFORE PROVISION FOR INCOME TAXES AND
   EQUITY IN NET LOSS OF INVESTEES               2,168,536            1,231,871     4,577,685        2,871,901

PROVISION FOR INCOME TAXES                         919,786              517,407     1,922,627        1,206,221
					        ----------	     ----------   -----------      -----------
EARNINGS BEFORE EQUITY IN NET LOSS OF INVESTEES  1,248,750              714,464     2,655,058        1,665,680
EQUITY IN NET LOSS OF  INVESTEES                                         68,000                        242,150
					        ----------	     ----------   -----------      -----------

NET EARNINGS                                    $1,248,750           $  646,464    $2,655,058       $1,423,530
					        ==========	     ==========   ===========      ===========
NET EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                              $      .18           $      .10    $      .39      $       .21

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING           6,978,420            6,746,170     6,869,901        6,715,580
					        ==========	     ==========   ===========      ===========







The accompanying notes are an integral part of these consolidated financial statements.



                                                          DVI, INC. AND SUBSIDIARIES
						          ---------------------------

                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
						-----------------------------------------------



                                                                      From July 1, 1993 through March 31, 1995
					        ---------------------------------------------------------------

                                                         Common Stock                                           Total
                                                           $.005 Par                       Additional           Retained
                                	          Shareholders'
                                                     Shares       Amount     Capital        Earnings            Equity
						--------------    ------     -------       ----------           --------
BALANCE AT JULY 1, 1993                             6,530,295    $32,652   $27,941,466     $6,690,296         $34,664,414
  Issuance of common stock upon
    exercise of stock options                          37,000        184       214,036                            214,220
  Net loss                                                                                   (885,376)           (885,376)
						   ----------	 -------   -----------     -----------        ------------


BALANCE AT JUNE 30, 1994                            6,567,295     32,836    28,155,502      5,804,920          33,993,258
   Issuance of common stock upon:
     Exercise of stock options                         96,716        484       621,236                            621,720
     Conversion of subordinate notes                   47,169        236       499,764                            500,000
   Net earnings                                                                             2,655,058           2,655,058
						   ----------	 -------   -----------     -----------        ------------


BALANCE AT MARCH 31, 1995 (unaudited)               6,711,180    $33,556   $29,276,502     $8,459,978         $37,770,036
						  ===========    =======   ===========     ===========        ============




The accompanying notes are an integral part of these consolidated financial statements.

	                          DVI, INC. AND SUBSIDIARIES
				  --------------------------

			CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			-------------------------------------

                        							      NINE MONTHS ENDED
								                           MARCH 31,
									      --------------------------------
								     		 1995                 1994
									      -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings    			           			      $2,655,058          $  1,423,530
									      -----------         ------------
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Equity in net loss of investees                                           		       242,729
      Depreciation and amortization                                            4,506,319             2,347,894
      Additions to allowance accounts, net                                       592,027               290,303
      Deferred income taxes                                                    1,106,062               581,490
      Changes in assets and liabilities:
      (Increases) decreases in:
          Restricted cash                                                    (36,753,268)           (4,707,798)
          Accounts receivable                                                 (5,815,581)           (1,313,554)
          Receivables from sale of leases                                        798,442             2,860,327
          Other assets                                                         4,075,750            (6,567,691)
       Increases (decreases) in:
          Accounts payable                                                   (18,078,185)           26,607,419
          Other accrued expenses                                                (946,215)             (107,584)
									      -----------         ------------
          Total adjustments                                                  (50,514,649)           20,233,535
									      -----------         ------------
       Net cash (used in) provided by operating activities                   (47,859,591)           21,657,065
									      -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of equipment and notes acquired                                      (234,302,578)         (115,531,546)
  Receipts in excess of amounts included in income                           101,217,862            24,084,574
  Furniture and fixtures additions                                              (233,842)             (611,673)
  Cash received from sale of common stock of investee                                                  540,000
									      -----------         ------------
    Net cash used in investing activities                                   (133,318,558)          (91,518,645)
									      -----------         ------------



The accompanying notes are an integral part of these consolidated financial statements.



                                                          DVI, INC. AND SUBSIDIARIES
							  --------------------------

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
					 -------------------------------------


       			                                   NINE MONTHS ENDED
						                MARCH 31,
						 ------------------------------------
						       1995                 1994
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options 	 $    621,720        	$      45,807
   Borrowings:
            Short-term                            398,353,650             119,858,228
            Long-term                             110,242,362              79,222,143
   Repayments:
            Short-term                           (284,970,695)           (109,177,697)
            Long-term                             (40,216,062)            (20,963,729)
						  -----------            ------------

   Net cash provided by financing activities      184,030,975              68,984,752
					          -----------            ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 2,852,826                (876,828)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                              1,713,769               2,199,208

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                 $  4,566,595            $  1,322,380
					         ============ 	  	 ============
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

  Interest                                       $ 14,532,341            $  5,586,445
					         ============ 	  	 ============
  Income taxes                                   $  1,129,755            $    551,848
					         ============ 	  	 ============
SUPPLEMENT TO DISCLOSURE OF NON-CASH TRANSACTIONS:

Receipt of IPS Health Care, Inc. Series G
   preferred stock                               $  2,000,000
						 ============
As of March 31, 1995, $500,000 of subordinated notes
    had been converted into common stock


The accompanying notes are an integral part of these consolidated financial statements.

                               DVI, INC. AND SUBSIDIARIES
                               __________________________


                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       __________________________________________
                                      (UNAUDITED)





          NOTE 1 - BASIS OF PRESENTATION
          ______________________________

          The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K\A-1.

          In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of March 31, 1995 and June 30, 1994, the consolidated statements of operations for the three and nine month periods ended March 31, 1995 and 1994, the consolidated statements of shareholders' equity for the period from July 1, 1993 through March 31, 1995, and the consolidated statements of cash flows for the nine month periods ended March 31, 1995 and 1994. The results of operations for the nine month period ended March 31, 1995, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1995.

          Certain amounts as previously reported have been reclassified to conform to the period ended March 31, 1995 presentation.

          NOTE 2 - HEDGING TRANSACTIONS
          _____________________________

          The Company's equipment financing transactions are all structured on a fixed interest rate basis. Although the Company permanently funds these transactions on a fixed interest rate basis, it uses variable rate interim funding facilities until permanent funding is obtained, generally through asset securitization. Because funds borrowed through interim funding facilities are obtained on a floating interest rate basis, the Company uses hedging techniques to protect its interest rate margins during the period that interim funding facilities are used. The Company's strategies are to hedge its portfolio by either assuming a short position in Treasury notes of comparable maturity or entering into Treasury lock transactions whereby DVI will either pay or receive funds based on price movements of Treasury notes having a comparable maturity to DVI's fixed rate portfolios. DVI believes this strategy hedges its portfolio of fixed rate equipment financing contracts while waiting for permanent securitization funding thus stabilizing the Company's weighted average borrowing rate. The Company has not altered its underlying asset structure through hedging activities but does have liabilities to cover its hedging position in the event there is an upward movement in interest rates and a corresponding decline in the value of the Treasury notes in which it has taken short positions or contracts.

          On  June  30, 1994,  DVI  had no  outstanding  derivative financial
          instruments.   During  the nine  months since June 30, 1994, the
	  Company  commenced its hedging  program by  entering into  $193
	  million  of contracts and closing out $135 million.   On March 31,
	  1995, the Company had $58 million of outstanding financial instruments that were matched either to specific financing
	  transactions  or  DVI's   existing portfolio:



                              SCHEDULE OF TREASURY SHORTS
                                   AND TREASURY LOCKS

                                    Notional Amounts
                                    ________________

                                            Three Months           Nine Months
                                        Ended March 31, 1995  Ended  March  31, 1995
					--------------------  -----------------------

                 Beginning Balance            $47,000,000        $        0

                 New Contracts                123,000,000         193,000,000

                 Terminated Contracts         (87,000,000)        (87,000,000)

                 Expired Contracts            (25,000,000)        (48,000,000)
                                              ___________         ___________

                 Ending Balance               $58,000,000        $ 58,000,000
       					      ===========	 ============

          When DVI's hedging activities are matched to specific borrowings relating to securitizations, gains or losses from hedging positions are reflected as a decrease or increase in the interest expense and thus the gain or loss is spread over the remaining term of the transactions securitized. Gains and losses from hedging are reflected as an increase or decrease in the gain on sale proceeds when transactions are funded through whole loan sales. At March 31, 1995 the Company had unrealized hedging losses of $1.2 million offset by margin gains.

	  NOTE 3.   EMPLOYMENT MATTERS

	  As part of an employee incentive plan, the Company has agreed to issue an aggregate of 200,000 shares of common stock of the Company (the "Incentive Shares") to certain of its employees if the last sale price (as reported in the consolidated reporting system of the New York Stock
	  Exchange) of the Company's common stock is $16.00 per share or higher for 30 consecutive calendar days at any time before December 31, 1998, provided that any such employee must be employed by the Company during the above-described 30-day period in order to receive any Incentive
	  Shares under this agreement. The Company has agreed that, if there is a change in control of the Company at any time prior to December 31, 1998 and the consideration to be received for each share of common stock of the Company in such change in control is $13.00 or higher, the Company will issue the Incentive Shares to the employees described above.

	  NOTE 4.  ACQUISITIONS

	  In January 1993, the Company acquired the outstanding shares of Medical Equipment Finance Corporation ("MEF Corp."). Under the terms of the purchase agreement, the purchase price is payable before October 15, 1998 in cash or common stock of DVI, as elected by the Company. As initially structured, the purchase price was to be determined as a percentage of the after-tax earnings of the MEF Corp. division of the Company during the sixty-six month period following the date of acquisition. During the year ended June 30, 1994, management entered into negotiations with the former shareholders of MEF Corp. to revise certain terms of the purchase agreement. The Company and the former shareholders of MEF Corp. recently agreed to set the purchase price of MEF Corp. at 400,000 shares of the Company's common stock.


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  _____________________________________________

          GENERAL

          Equipment Financing. For accounting purposes, the Company classifies the financing transactions it originates as (i) notes secured by equipment, (ii) direct financing leases and (iii) operating leases. Notes receivable secured by equipment and direct financing leases are generally those transactions in which the obligor has substantially all the benefits and risks of ownership of the equipment. Operating leases are generally those which only provide for the rental of the asset. The different classifications can result in accounting treatments that provide substantially different income and costs during the transaction term.

          Notes secured by equipment and direct financing leases are recorded on the balance sheet under the caption of "investment in direct financing leases and notes secured by equipment." The Company enters into two types of direct financing lease transactions, which are referred to as "conditional sales agreements" and "fair market value transactions." Conditional sales agreements and notes secured by equipment represent those transactions in which no residual interest in the underlying equipment is retained by the Company. Fair market value transactions are those transactions in which the Company retains a nominal residual interest in the equipment. This residual interest is recorded on the Company's books as an estimate of the projected value of the financed equipment at the end of the transaction term. Most of the direct financing lease transactions entered into by the Company are conditional sales agreements. At the inception of notes secured by equipment and direct financing lease transactions, "unearned income" represents the amount by which the gross transaction receivables, initial direct costs and the nominal estimated residual value (on fair market value transactions) exceed equipment cost. The few lease contracts the Company has which do not meet the criteria of direct financing leases are accounted for as operating leases. Equipment under an operating lease is recorded on the balance sheet at the Company's cost under the caption of "equipment on operating leases" and depreciated on a straight-line basis over the estimated useful life of the equipment.

          The Company reports income under the categories of "amortization of finance income," "gain on sale of financing transactions" and
	  "other  income."    Amortization  of finance  income  consists
	  of the interest component of payments received on notes secured by equipment (or medical receivables) and direct financing
	  leases, and is calculated using the interest method whereby the income is reported over the term of the transactions. "Gain on sale of financing transactions" consist of gains recognized when the Company permanently funds transactions through whole loan sales. "Other income" consists primarily of late charges, income from operating leases and income from the billing and collecting of medical receivables. The Company stopped billing and collecting medical receivables late in fiscal 1994, but will continue to receive income as the receivables outstanding are collected.

          Notes secured by equipment and direct financing lease transactions are almost exclusively noncancelable "net" transactions under which the obligor must make all scheduled payments, maintain the equipment, insure the equipment against casualty loss and pay all equipment related taxes. In fair market value transactions the obligor has the option to either purchase the equipment for its fair market value or extend the financing term under renegotiated payments. If neither of these options is exercised, the Company must sell or lease the equipment to another user.

          In accordance with GAAP, in transactions classified as notes secured by equipment and direct financing leases that the Company permanently funds through asset securitizations or other means whereby the Company treats the funds received as debt, income is deferred and recognized using the interest method over the term of the transactions. If an obligor under a transaction defaults, the Company may not receive all or a portion of the unamortized income associated with the transaction.

          Medical Receivables Financing. A comparatively small portion of the Company's business is making loans secured by medical receivables and purchasing medical receivables. The respective interest and fee income from medical receivable transactions is recognized over the term of the transactions which is typically one to three years, and is recorded as amortization of finance income.

          RESULTS OF OPERATIONS

          Impact of Financing Strategies on Results of Operations.
          _______________________________________________________

          The Company's strategy is to obtain permanent funding for most of its equipment financing transactions through asset securitization and to fund the remainder through whole loan sales. Although funding transactions through asset securitization is generally more cost effective than using whole loan sales, when management believes the Company is exposed to the risk of excessive transaction concentration it uses whole loan sales to remove certain transactions from its portfolio. The Company also funds transactions through whole loan sales because such funding enables the Company to permanently fund the transactions sooner than might otherwise be possible. This is beneficial in periods of rising interest rates because once a transaction is permanently funded the interest rate spread is fixed for the remaining term.

          When funding transactions through asset securitization, the issuer can generally structure the transaction so that the proceeds received are treated either as borrowed funds (i.e., debt on the issuer's financial statements), or funds it receives as a result of the sale of the transactions (i.e., from a whole loan sale). The accounting method to report finance income differs significantly depending on which of the two structures the issuer uses. When the proceeds received are treated as long term debt, the issuer reports finance income over the term of the transactions that are funded. When the proceeds are treated as funds received from the sale of transactions, a majority of the income is generally reported at the time the transactions are funded. The Company uses the first alternative to recognize finance income when it is the issuer in an asset securitization; this means the Company treats the proceeds received as long term debt on its financial statements and reports the finance income over the term of the transactions that are funded. When the Company funds transactions through whole loan sales, it generally recognizes a majority of the unamortized finance income at the time the funding takes place, however it may recognize servicing and/or interest income over the remaining term of the transactions sold. Since the Company funds most of its transactions by issuing securitized notes and therefore reports the finance income from these transactions over approximately five years, its near term reported earnings are comparatively lower than they would be if the Company funded all of the loans as whole loan sales.

          General
	  _______

          The Company entered into transactions which generated total receivables of $139.4 million for the three months ended March 31, 1995, as compared to $57.5 million for the three months ended March 31, 1994. The increase from period to period was primarily because the Company improved its overall equipment financing capabilities. The Company entered into transactions which generated total receivables of $299.8 million for the nine months ended March 31, 1995, as compared to $160.4 million for the nine months ended March 31, 1994. The increase from period to period was primarily because the Company improved its overall equipment financing capabilities. The Company experienced increases in: (i) the financing transaction portfolio to $370.6 million at March 31, 1995, from $234.8 million at June 30, 1994 and (ii) the related liabilities to $386.4 million at March 31, 1995, from $221.4 million at June 30, 1994.

          Margins Earned
	  ______________

          Margins earned were $4.1 million for the three months ended March 31, 1995 as compared to $3.1 million for the three months ended March 31, 1994. For the nine months ended March 31, 1995, margins earned were $10.9 million as compared to $8.5 million for the same period in the prior year. Amortization of finance income increased to $9.6 million for the three months ended March 31, 1995 from $5.0 million for the three months ended March 31, 1994. For the nine months ended March 31, 1995, amortization of finance income increased to $24.0 million from $12.8 million in the prior year. The increase in the current fiscal year over the prior year for both the three and nine month periods was primarily a result of the overall increase in the size of the Company's equipment financing portfolio.

          Gain on sale of financing transactions increased to $805,000 for the three months ended March 31, 1995 compared with no sales for the same period in the prior year. For the nine months ended March 31, 1995, gain on sale of financing transactions increased to $1.4 million compared with a gain of $246,000 in the same period in the prior year. The increase for both periods in the current fiscal year is primarily a result of the overall growth in the Company's volume of equipment financing transactions and the need to fund certain transactions through whole loan sales to manage transaction
          concentrations.   (See "-Impact of Financing Strategies on Results
	  of Operations" and "General.")

          Other income, which consists of late charges, operating lease income, fees from billing and collecting medical receivables management income and other miscellaneous items, decreased to $92,000 for the three months ended March 31, 1995 as compared to $534,000 for the three months ended March 31, 1994. For the nine months ended March 31, 1995, other income decreased to $900,000 from $1.3 million in the prior year.

          Interest expense increased to $6.3 million for the three months ended March 31, 1995 from $2.4 million for the three months ended March 31, 1994. For the nine months ended March 31, 1995, interest expense increased to $15.4 million from $5.9 million during the same period in the prior year. The increase in both the three and nine month periods during the current fiscal year is primarily a result of the growth of the Company's equipment financing transaction portfolio. As a percentage of finance and other income, interest expense was 60% in the three months ended March 31, 1995 as compared to 43% in the same period in the prior year. As a percentage of finance and other income, interest expense was 59% in the nine months ended March 31, 1995 as compared to 41% in the same period a year earlier. The increase in interest expense as a percent of finance and other income in the three and nine month periods in the current fiscal year is primarily the result of
          (i) the Company's strategy to narrow the interest rate spread between the cost of its funding and the interest rate charged its customers to increase its market share, (ii) an overall increase in interest rates on transactions funded during the year on a floating rate basis that were not protected by hedging positions and (iii) the Company's strategy to originate financing transactions in which the residual positions are not retained thereby reducing the Company's rate of return and its income on the respective transactions.

          Selling, General and Administrative Expense
	  ___________________________________________

          Selling, general and administrative ("SG&A") expense increased to $2.0 million for the three months ended March 31, 1995 from $1.9 million for the three months ended March 31, 1994. For the nine months ended March 31, 1995, SG&A expense increased to $6.3 million from $5.6 million during the same period in the prior year. The increase for nine months primarily reflects additional personnel, and other cost associated with the growth in the Company's business. As a percentage of finance and other income, SG&A expense was 19% for the three months ended March 31,1995 versus 34% for the same period last year. For the nine months ended March 31, 1995, SG&A expense was 24% versus 39% for the same period a year ago. The percentage decrease in SG&A for both the three and nine month periods during the current fiscal year is a result the Company's ability to increase the volume of transactions entered into and thus the size of its transaction portfolio without a proportionate increase in SG&A expense.

          The Company's SG&A includes the provision for doubtful accounts. That provision was $826,000 for the nine months ended March 31, 1995 as compared to $848,000 for the same period the previous year. The amounts are not significantly different despite the growth in the Company's equipment transaction portfolio, and this reflects management's judgment that the overall quality of the portfolio has improved.

          Net Earnings
          ____________

          The Company's net earnings were $1.2 million , or $.18 per share, for the three months ended March 31, 1995 as compared to $646,000, or $.10 per share, for the three months ended March 31, 1994. For the nine months ended March 31, 1995, net earnings increased to $2.7 million or $.39 per share as compared to $1.4 million or $.21 per share for the same period the prior year.

          LIQUIDITY AND CAPITAL RESOURCES

          General
	  _______

          The Company's equipment financing business requires substantial amounts of capital and borrowings. The Company's funding needs arise from financing transaction originations, repayments of debt, payments of operating and interest expenses, financing assets that must be funded by the Company to credit enhance its asset securitization transactions and other fundings, capital expenditures and repurchases of financing transactions under recourse obligations. The Company obtains interim funding from commercial and investment banks. The Company's interim credit borrowings are recourse obligations, while the Company's permanent funding is obtained principally on a limited recourse basis. In the case of limited recourse funding, the Company retains some risk of loss because it shares in any losses incurred and/or it may forfeit the residual interest the Company has in the underlying finance assets (if any) should defaults occur.

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

          In June 1994, the Company completed a $15.0 million private placement of convertible subordinated notes. The notes (i) are convertible into common shares at $10.60 per share at the discretion of the noteholders, (ii) bear interest at a rate of
          9 1/8% payable in  quarterly installments of interest only  and
	  (iii) mature in June 2002. The proceeds generated therefrom were utilized by the Company to repay a portion of the existing debt under its principal interim funding credit facility and on a limited basis to fund medical receivable financing transactions. The Company issued the notes to increase its capital base and, therefore, increase its access to both interim and permanent funding sources. The Note Purchase Agreement with respect to the notes contains, among other things, limitations on the Company's rights to pay dividends and to make certain other kinds of payments. That Agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. As of March 31, 1995, $500,000 of the notes had been converted into common shares.

          The Company believes that its present interim and permanent funding sources are sufficient to fund the Company's current needs for its equipment financing operations. However, the Company will have to expand both its interim and permanent funding capacity to meet the Company's projected growth of its equipment financing business. In addition, the growth of the Company's medical receivables financing activity is dependent on the Company's ability to obtain suitable funding for its medical receivables financing business. The continued expansion of the Company's business will also require additional capital that the Company may seek to obtain from public offerings and/or private placements of equity securities and/or additional long-term debt financing. If the Company is unable to continue to increase its capital base, its ability to expand its financing business will be significantly constrained.

          Nine Months Ended March 31, 1995
          ________________________________

          Cash Flows. The Company's cash and cash equivalents at March 31, 1995 and June 30, 1994 were $54.4 million and $14.8 million, respectively. The increase in the current year was attributed to the uninvested proceeds from the Company's most recent asset securitization. The following describes the changes from June 30, 1994 to March 31, 1995 in the items which had the most significant impact on the Company's cash flow during the nine months ended March 31, 1995.

          Net Cash. The Company's net cash used in operating activities was $47.9 million during the nine months ended March 31, 1995 compared to $21.7 million net cash provided by operations for the nine months ended March 31, 1994. The increase in cash utilization during the nine months ended March 31, 1995 stems largely from a reduction in the Company's accounts payable from June 30, 1994 by $18.1 million. The decrease in accounts payable, which consists primarily of amounts due vendors of equipment that the Company has financed, stems from payments made to these vendors during the nine months ended March 31, 1995.

          The Company's net cash used in investing activities increased to $133.3 million during the nine months ended March 31, 1995 as compared to $91.5 million for the nine months ended March 31, 1994. This increase is primarily attributed to costs of equipment and notes acquired for the Company's financing transactions which increased $234.3 million during the nine months ended March 31, 1995 compared to an increase of equipment and notes acquired of $115.5 million for the nine months ended March 31, 1994.

          The Company's net cash provided by financing activities was $184.0 million during the nine months ended March 31, 1995 from $69.0 million for the nine months ended March 31, 1994. This results from an increase in the Company's short-term debt of $113.4 million for the nine months ended March 31, 1995 as compared to a $10.7 million increase in short-term debt for the nine months ended March 31, 1994.

          Interim Funding Facilities.
          __________________________

          At March 31, 1995, the Company had an aggregate of $256.5 million in interim funding facilities of which approximately $141.7
	  million was outstanding.   The Company's  primary credit
          facility,  pursuant to a  revolving credit agreement  with a
          syndicate  of   banks  (the  "Revolving  Credit  Agreement"),
          provides the Company with $81.5 million in borrowing capacity. Borrowings under the facility bear interest at the Company's option at either a variable rate equal to 25 basis points over the prime rate established by National Westminster Bank USA or a rate of interest that varies from 150 to 180 basis points over the 30, 60 or 90-day LIBOR rate based on the Company's leverage ratio from time to time as defined in the loan agreement. The Revolving Credit Agreement is renewable annually at the bank syndicate's discretion. The Revolving Credit Agreement provides that if the banks elect not to renew the facility at the end of its stated term, the outstanding loans automatically convert to four-year amortizing term loans at slightly higher interest rates.

          The Revolving Credit Agreement requires the Company to limit all of its borrowings to specified levels determined by ratios based on the Company's tangible net worth and, under certain circumstances, to use specified percentages of internally generated funds to pay for equipment purchases. The Revolving Credit Agreement also restricts the payment of dividends by DVI Financial Services to the Company
          under  certain circumstances.   In  addition, the  amount of  funds
          available at any given time under the Revolving Credit Agreement is constrained by the amount, type and payment status of the Company's equipment financing receivables. If, at any time, a significant amount of the Company's receivables were to become delinquent, the availability of credit under the Revolving Credit Agreement would be reduced and, under other circumstances, the Company could be required to prepay a portion of the amounts outstanding under its
          other  interim  funding  facilities.   Since  the  Revolving Credit
          Agreement  was established, the  only collateral that  was eligible
          for  borrowing purposes was  equipment financing transactions.   To
          fund the growth of its medical receivables financing business, the Company requested that the banks participating in the Revolving Credit Agreement begin to allow the Company to use the credit
          facility  to  fund medical  receivable loans.   During  the quarter
          ended December 31, 1994, the banks agreed to permit borrowings by the Company of up to $7.0 million collateralized by medical receivables.

          The Company also has a $100.0 million interim funding facility with Prudential Securities Realty Funding Corporation (the "Prudential Facility"). The Prudential Facility provides the Company with interim financing in order to provide funding for certain transactions to be securitized under the Company's arrangements with that firm. Drawings under the facility bear interest at a fixed rate equal to 90 basis points over the 30 day LIBOR rate. The Company also has a $75.0 million interim funding facility with ContiTrade Services Corporation (the "Conti Facility"). The Conti Facility provides the Company with interim financing in order to provide funding for certain transactions to be securitized under the Company's arrangements with that firm. Drawings under the facility bear interest at a fixed rate equal to 150 basis points over the 30 day LIBOR rate.

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

          When the Company borrows funds through interim funding facilities, it is exposed to a certain degree of risk caused by interest rate fluctuations. Although the Company's equipment financing transactions are structured and permanently funded on a fixed interest rate basis, it uses interim funding facilities until permanent funding is obtained. Because funds borrowed through interim funding facilities are obtained on a floating interest rate basis, the Company uses hedging techniques to protect its interest rate margins during the period that interim funding facilities are used. The Company's sole reason for using hedging techniques is to offset the loss that occurs when transactions are funded on an interim basis and interest rates rise causing the Company's interest rate margins on the transactions to decline. Therefore, gains or losses generated through hedging techniques only benefit the Company to the extent they offset corresponding reduction in margin due to rising interest rates until the transactions are permanently funded.

          Permanent Funding
          _________________

          DVI has completed seven asset securitizations or other structured finance transactions totalling $414.8 million, including two public debt issues of $75.7 million and $90.0 million, five private placements of debt totalling $249.1 million. In January 1994, the Company filed a $350 million registration statement with the Commission to provide for the issuance of securitized debt in a series of transactions pursuant to the Commission's "shelf" registration rule. The Company expects that it will continue to structure its asset securitizations on both a public and private basis. The $75.7 and $90.0 million public debt issues were the two initial fundings under the $350 million shelf registration.

          The Company's use of asset securitization significantly affects its liquidity and capital requirements due to the amount of time required to assemble a portfolio of transactions to be securitized. When using asset securitization, the Company is required to hold transactions until a sufficient quantity is accumulated so as to attract investor interest and allow for a cost effective placement. This increases the Company's exposure to changes in interest rates and temporarily reduces its interim funding liquidity.

          Generally, the Company does not have binding commitments for permanent funding, either through asset securitizations or whole loan sales. The Company has non-binding agreements with investment banking entities to fund future equipment financing transactions through asset securitization. While the Company expects to be able to continue to obtain the permanent funding it requires for its equipment financing business, there can be no assurance that it will be able to do so. If, for any reason, any of these types of funding were unavailable in the amounts and on terms deemed reasonable by the Company, the Company's equipment financing activities would be adversely affected. The Company believes cash flows generated from operations and its interim
          credit   facilities  are   sufficient  to   meet   its  near   term
          obligations.

          INFLATION

          The Company does not believe that inflation has had a material effect on its operating results during the past two years. There can be no assurance that the Company's business will not be affected by inflation in the future

          INCOME TAX ISSUES

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

                              PART II - OTHER INFORMATION
                              ___________________________



          Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.


          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
		    ________________________________

               (a)  None.

               (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1995.

                                       SIGNATURES
                                       __________



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         DVI, INC.
                                            _________________________________
		                                       (Registrant)



                                            /s/DAVID L. HIGGINS
                                            ______________________________
                                            David L. Higgins
                                            Chief Executive Officer
                                            (Principal Executive Officer)



                                            /s/  JAMES G. COSTELLO
                                            _________________________________
                                            James G. Costello
                                            Senior Vice President and
					    Principal Financial and
					    Accounting Officer


May 22, 1995

		                                    May 22, 1995

VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

      Re:   DVI, Inc.


Dear Sirs:

            On behalf of DVI, Inc. (the "Company"), enclosed please find the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1995.

            Please contact me at (212) 878-8535 if you have any questions.

                                    Very truly yours,

                                    /s/ Joseph A. Adams

                                    Joseph A. Adams


cc:   David L. Higgins
      John A. Healy