Form 10-K405/A
period 1994-06-30
DVI INC
filed 1995-06-16
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       _________________________________

                              F O R M  10 - K/A-1
(Mark One)
/x/                AMENDMENT NO.1 TO ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                                       OR

 / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO ______.

                    COMMISSION FILE NUMBER      0-16271
                                           ------------------

                                    DVI, INC.
                      ---------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


                 DELAWARE                                         22-2722773
- - -----------------------------------------------            ---------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION                (I.R.S. EMPLOYER
               OR ORGANIZATION)                              IDENTIFICATION NO.)

             ONE PARK PLAZA, SUITE 800
                IRVINE,  CALIFORNIA                                  92714
- - -----------------------------------------------            ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (714) 474-5800
                                                   ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
                                                         ON WHICH REGISTERED
                                                     -------------------------
      COMMON STOCK
PAR VALUE $.005 PER SHARE                          NEW YORK STOCK EXCHANGE, INC.
- - -------------------------                          -----------------------------

      TITLE OF CLASS
      --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

UNITS CONSISTING OF ONE SHARE OF                          WARRANTS TO PURCHASE
COMMON STOCK PAR VALUE $.005 PER                               COMMON SHARES
                                                          ----------------------

SHARE (A "COMMON SHARE") AND ONE                             (TITLE OF CLASS)
WARRANT TO PURCHASE AN ADDITIONAL
             COMMON SHARE
- - ---------------------------------
          (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               ------      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  X      No
                                  -----      -----

         The aggregate market value of the Common Stock held by nonaffiliates of the Registrant was approximately $42,938,790 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on September 30,1994.

         As of December 31, 1994, the Registrant had 6,674,324 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

This Amendment on Form 10-K/A-1 is being filed for the purpose of amending Part I, Items 1 and 7, Consolidated Statements of Operations, Notes 2, 3, 6, 9, 15 and 17 to Consolidated Financial Statements, Part III, Item 10 and Financial Statement Schedules II and IX to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 filed with the Securities and Exchange Commission on October 13, 1994 (the "Form 10-K") to provide certain additional information at June 16, 1995. Since this Amendment is being filed in June 1995, this Amendment should be read in conjunction with the information subsequent to the Form 10-K contained in the Registrant's Quarterly Report on Form 10-Q filed for the period ended September 30, 1994, Quarterly Report on Form 10-Q/A-1 for the period ended December 31, 1994 and the Quarterly Report on Form 10-Q for the period ended March 31, 1995.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

DVI, Inc. (the "Company" or "DVI") is engaged in the business of providing equipment financing and related services for users of diagnostic imaging, radiation therapy and other medical technologies. The Company's customer base consists principally of outpatient healthcare providers, physician groups and hospitals. The Company believes that it is one of the leading independent sources of financing of diagnostic imaging and radiation therapy equipment for those categories of customers.

The Company's business has grown since its acquisition in January 1993 of Medical Equipment Finance Corporation ("MEF Corp."). The Company acquired MEF Corp. because MEF Corp. had (i) numerous long standing relationships with equipment users in the Company's targeted markets; (ii) well established relationships with a number of medical equipment vendors including a majority of the largest manufacturers of diagnostic imaging equipment and (iii) valuable relationships with funding sources, credit rating agencies and others in the financial market. The Company believes the assets received in this acquisition have and will provide the Company growth opportunities. This growth is illustrated by the fact that for the fiscal years ended June 30, 1992, 1993 and 1994, the volume of financing transactions originated by DVI (measured by dollar amount financed) was $46.4 million, $58.6 million and $163.3 million, respectively. The equipment financed typically ranges in cost from $100,000 to $2.0 million.

Essentially all of DVI's equipment financing transactions have a term of 60 months and are full payout transactions that enable the Company to recover its profit plus all the costs of acquiring and financing the equipment during the initial non-cancelable financing term. Prior to fiscal 1994, the Company often retained the residual value rights to the equipment it financed even though it made no "residual investment" in the equipment. Residual investment represents the amount that would normally be invested in a lease that, when combined with the present value of the noncancelable rental stream, equals the equipment acquisition cost. Subsequent to the acquisition of MEF Corp., the Company changed its strategy whereby it would, with minor exception, not retain the residual value rights to the equipment it financed. The Company believes its residual value exposure is limited. As of June 30, 1994, the residual valuation on the Company's balance sheet represents only 1.3% of its $282.4 million gross financed assets.

The Company focuses its sales and marketing efforts on five overlapping areas of the healthcare finance market: (i) financing higher-cost medical equipment such as computed tomography ("CT"), magnetic resonance imaging ("MRI") and radiation therapy systems (this has historically been the primary market for DVI); (ii) financing other generally less expensive types of diagnostic imaging equipment (such as nuclear medicine, ultrasound and X-ray systems); (iii) providing customized equipment financing programs for moderately sized manufacturers of medical devices used in patient treatment; (iv) financing equipment in general for hospitals; and (v) providing loans collateralized by medical receivables. The Company's strategy to compete successfully in these areas include(s): (i) capitalizing on the strength of the established relationships its sales personnel enjoys with numerous medical equipment users,
(ii) capitalizing on its strong relationships with a majority of the largest manufacturers of diagnostic imaging equipment, (iii) expanding its presence in the medical marketplace beyond diagnostic imaging equipment, and (iv) continuing to refine its loan funding programs in an attempt to further reduce its borrowing cost and thus improve its competitiveness.

The Company requires substantial amounts of interim and permanent funding for its equipment financing transactions. The Company's interim funding needs are addressed through lending facilities provided by banks and other financial institutions. At September 30, 1994, the Company had interim credit facilities
totalling $162.5 million.   The Company's funding programs have been
continuously refined and upgraded since its inception. Beginning in fiscal 1991, the Company began moving away from whole loan sales as its principal source of permanent funding in favor of asset securitization. In fiscal 1994, 92.6% of the permanent funding obtained by the Company was through asset securitization. The Company believes asset securitization represents a lower-cost and more readily accessible means of obtaining permanent funding than the methods it previously used. To date, DVI has completed four asset securitizations representing funding of $217.8 million.

Medical equipment financing has been DVI's core business since its formation in
1985.   In 1991, the Company entered the business of operating and managing outpatient healthcare facilities, and in June 1993 elected to discontinue this segment of its business. This decision was based principally on DVI's decision to focus its management and other resources on the Company's financial services business, particularly in light of the growth which followed the acquisition of MEF Corp. The Company also provides loans collateralized by medical receivables.

INDUSTRY BACKGROUND

A significant portion of DVI's sales and marketing efforts have historically been directed toward servicing the needs of equipment manufacturers and their
customers in the outpatient medical industry.   The Company believes that over
the past decade the outpatient medical industry has been impacted by various developments which are relevant to its business, the most significant of which are as follows.

In the mid 1980's, non-hospital healthcare providers became major users of high-cost medical equipment for the first time. The federal government 's introduction of a fixed fee reimbursement system for Medicare in place of "cost-plus" reimbursement began forcing hospitals to generate sufficient utilization of equipment to justify its acquisition. Following the federal government's lead, most insurance companies and other payors adopted a similar reimbursement posture also limiting the amount they would pay for medical
services.   Subsequently, many hospitals curtailed purchases of equipment while groups of physicians and other non-hospital medical providers began acquiring equipment to provide services such as MRI and lithotripsy. The impact of these changes on equipment manufacturers was substantial as non-hospital equipment users generally lack the resources to obtain financing from traditional sources. Also, banks and other lenders that often provided equipment financing in the "cost-plus" reimbursement era generally did not transition themselves to compete in the non-hospital market. These changes created an opportunity for finance companies such as DVI that were specialists in the medical industry. Although numerous commercial finance companies and general equipment lessors were attracted to the outpatient equipment financing market in the mid to late 1980's, most no longer competed in the market by the early 1990's.

Another development relates to the various healthcare cost containment initiatives that have been introduced in the public and private sectors of the healthcare market since the mid 1980's. Under its Medicare program, the federal government has generally reduced reimbursement to medical providers for many medical services, including diagnostic imaging. Also, under its Resource Based Relative Value Scale, Medicare decreased payments to most physician specialists for their services. In late 1991, Medicare again changed the way it reimbursed hospitals for capital equipment acquisitions. In the private sector, the movement toward managed healthcare plans such as health maintenance organizations and preferred provider organizations has accelerated. Under these plans, payors negotiate discounted fee schedules from healthcare providers in exchange for an agreement to channel more patient care to selected providers. Additionally, the Clinton Administration and other Federal and state government officials introduced healthcare reform proposals which seek to reduce costs through government mandated changes to the healthcare system. These initiatives vary widely, but in general, encourage reduced reimbursement for medical services. The Company believes this overall pressure on reimbursement for medical services including advanced services such as diagnostic imaging will continue.

It is the Company's belief that the demand for new technologies and equipment will remain strong because these technologies are an important tool in the diagnosis of disease which reduces healthcare expenditures. Several additional factors will positively impact the demand for new medical equipment and services, including: (i) clinical and technological advances which continue to produce valuable new medical procedures that reduce costs, simplify patient care and increase patient safety; (ii) increasing awareness among the medical community and public about the existence and value of such procedures; (iii) the likelihood of increased access to healthcare benefits for numerous uninsured Americans under any governmental healthcare reform program; (iv) the aging of the American population which will increase the need for medical care; and (v) functional and/or technical obsolescence which will mean the replacement of much of the medical equipment currently in use today.

The equipment purchasing patterns of many healthcare providers have been changed by the phaseout of cost-plus reimbursement and the accompanying increase in the number of managed-care programs. The Company believes that prior to these changes, hospitals generally acquired equipment at the higher end of the product spectrum because the cost-plus reimbursement system created little economic incentive to acquire less expensive equipment. However, with declining reimbursement and broad based healthcare reform, the Company believes that healthcare providers are increasingly looking to acquire lower-cost equipment that has a superior "price/value" characteristic.

SALES AND MARKETING

The Company's sales and marketing strategy consists principally of the following:

         MAINTAIN DVI'S TRADITIONAL BUSINESS OF FINANCING RELATIVELY HIGH-COST DIAGNOSTIC IMAGING/THERAPY EQUIPMENT. The primary types of equipment in this category financed by DVI include CT, MRI and radiation therapy systems. Equipment cost and financing for these transactions typically range from $700,000 to $2.0 million. Historically, DVI's most active market for this equipment has been non-hospital medical providers.

         FINANCE MORE OF THE GENERALLY LESS EXPENSIVE DIAGNOSTIC IMAGING EQUIPMENT SOLD BY MANUFACTURERS WITH WHOM DVI HAS AN ESTABLISHED RELATIONSHIP. During fiscal 1994, the Company reorganized its sales organization to capitalize on the opportunity it believes it has to finance substantially more of the less expensive diagnostic imaging equipment these manufacturers produce such as ultrasound, nuclear medicine and X-ray equipment. Equipment cost and financing for these transactions typically ranges from $100,000 to $400,000.

         EXPAND DVI'S EQUIPMENT FINANCING BUSINESS AMONG MANUFACTURERS OF MEDICAL DEVICES USED FOR PATIENT TREATMENT. The Company has targeted this market because it believes there are a large number of medical equipment manufacturers that do not have the resources necessary to support an internally funded financing program, but would be best served if they could provide financing for their customers in order to enhance their competitiveness. To service these manufacturers, many of which have annual sales of less than $50 million, DVI functions essentially as a "captive finance company," providing credit analysis, logistical support, funding and servicing. In certain instances, these financing services are marketed under the name of the equipment manufacturer. This service allows the manufacturer to present an integrated sales-with-financing package to its customer. The medical devices sold by these manufacturers, such as surgical lasers, are relatively low in cost typically ranging from $100,000 to $300,000.

         USE DVI'S ESTABLISHED RELATIONSHIPS WITH EQUIPMENT SUPPLIERS AND A SALES FORCE DEDICATED EXCLUSIVELY TO THE HOSPITAL MARKETPLACE TO INCREASE
BUSINESS WITH HOSPITALS.   Historically, DVI was limited in its ability to
service the hospital market because its funding costs were not competitive. During fiscal 1994, the Company reduced its funding costs and increased the sales and marketing resources it dedicates to this market. This increased focus is in part a response to what the Company believes to be a renewed demand for new and replacement equipment by many hospitals as a result of regulatory changes and broad based healthcare reform.

         PROVIDE MEDICAL RECEIVABLES FINANCING IN HEALTHCARE MARKETS UNDERSERVED BY CONVENTIONAL LENDERS. The Company believes that it has an opportunity to provide medical receivables financing for non-hospital medical providers and others, because of its focus on the healthcare market and the presence of its well established sales force. The Company also believes that this market niche is underserved due to the uncertainty brought about by healthcare reform. The typical medical receivables loan provided by the Company ranges from $500,000 to $1.0 million and is collateralized by medical receivables that are generally collected within a thirty to ninety day period.

Overall, the Company generates equipment financing opportunities through referrals from major equipment manufacturers that utilize the Company for equipment financing and through relationships of its sales organization with end users. In the Company's traditional non-hospital market, and to some degree in the medium-sized hospital market, an equipment manufacturer's success in consummating a sale of higher cost medical equipment is often dependent on the availability of properly structured financing for the end user of the equipment. The Company believes it is an important source of equipment financing, particularly in the non-hospital marketplace, for products sold by a majority of the largest manufacturers of diagnostic imaging equipment as well as other vendors. These manufacturers include Hitachi Medical Systems America, Philips Medical Systems, Picker International and Toshiba America Medical Systems.

When DVI provides "captive equipment financing" programs for manufacturers that sell lower-cost medical devices, it generates opportunities principally through the manufacturer's sales force. To establish the relationships with such manufacturers, the Company offers sales training and formulates marketing programs that enable a manufacturer's sales force to effectively use financing as a sales tool.

DVI's equipment financing transactions most often involve diagnostic imaging equipment and then, to a lesser extent, treatment equipment and other medical devices. The Company believes that the types of equipment it finances generally have an estimated useful life between approximately seven and ten years. Significant suppliers of the equipment have historically included ADAC Laboratories, ATL Medical, General Electric Medical Systems, Hitachi Medical Systems America, Mitsubishi International, Picker International, Shimadzu Medical Systems, Siemens Medical Systems, Toshiba America Medical Systems and Varian Associates. DVI believes that with the acquisition of MEF Corp. in January 1993, it significantly enhanced its relationships with Philips Medical Systems, Picker International and Toshiba America Medical Systems.

DVI's sales and sales management organization consists of approximately 26 healthcare finance specialists. Sales personnel are located at the Company's corporate offices in Irvine and fifteen other cities throughout the country. The Company's sales organization is primarily comprised of individuals with a credit or finance background. The Company believes, that at present, its sales personnel have an average of approximately ten years of experience in the medical and/or equipment financing industries.

COMPETITION

The Company competes with equipment vendors which sell and finance their products to customers, leasing subsidiaries of national and regional commercial banks and other leasing and financing companies. Many of the Company's competitors have significantly greater financial and marketing resources than the Company. The competition in the new markets recently targeted by the Company -- particularly the medium-sized hospital market -- is greater than in the non-hospital healthcare market historically emphasized by the Company. There can be no assurance that the Company will be able to compete successfully in any or all of its targeted markets.

TRANSACTION OVERVIEW

DVI's equipment financing transactions are structured exclusively on a "net" basis, requiring the customer to be responsible for all operating expenses, including taxes and insurance premiums. The financing documentation specifies that the customer is responsible for compliance with all applicable laws and regulations with respect to the operation of the equipment. With very few exceptions, DVI's equipment financing transactions are noncancelable. The terms of the financing transactions originated range from 36 to 84 months with the majority having a term of approximately sixty months. Virtually all equipment financing transactions entered into by the Company since its inception have been structured on full payout basis, such that the Company made no residual investment in the equipment financed. In certain instances, however, the Company was historically able to retain the residual value rights to the equipment financed.

As of June 30, 1994, the Company's gross financed assets were in aggregate, $282.4 million. Of this amount, $118.4 million or 41.9% were conditional sales agreements (leases with a bargain purchase option), $97.4 million or 34.5% were notes secured by equipment, and $49.1 million or 17.4% were fair market value transactions (direct finance leases) $6.0 million or 2.1% were medical receivables loans, and $11.5 million or 4.1% were operating leases and other receivables. Under fair market value transactions and operating leases, the Company retains the residual rights to the underlying equipment. Subsequent to the acquisition of MEF Corp., the percentage of the Company's equipment financing transactions structured as conditional sales agreements and loans has increased substantially. The Company believes that these types of transactions will continue to make up a high percentage of its equipment financing transaction originations in the future.

TRANSACTION FUNDING

DVI has a continuing need for capital to fund its financing activities. The Company funds substantially all the equipment financing transactions it originates through borrowings under credit facilities collateralized by a security interest in the financial assets. Those borrowings in turn are repaid with the proceeds received when transactions are permanently funded. In the past, DVI's principal permanent funding technique was through the use of whole loan sales. Beginning in 1991, the Company began moving away from whole loan sales as its principal source of permanent funding in favor of asset securitization. In both whole loan sales and asset securitizations, the Company is able to obtain funding at a fixed rate of interest for periods which match the length of the equipment financing transactions funded. All of the Company's equipment financing transactions are written at a fixed interest rate over a fixed term whereas the medical receivables financing provided by the Company is written on a floating interest rate basis.

To date, notes issued by the Company pursuant to asset securitizations have been classified as debt; consequently, the interest income from each transaction is recognized over the life of the transaction. Conversely, the proceeds from whole loan sales in excess of the remaining unamortized costs are recognized as income at the time of sale. Because of the lower costs incurred, the Company believes that the income realized over the life of each transaction funded through asset securitization should be greater than if the same transaction were funded through a whole loan sale. The Company intends to continue to fund certain transactions as whole loan sales when it believes doing so is warranted.

When using asset securitization, the Company contributes a pool of transactions to a wholly-owned special-purpose subsidiary formed solely for the purpose of the particular asset securitization. The special-purpose subsidiary issues one or more classes of notes bearing fixed rates of interest to investors. The Company then acts as servicer for the transactions underlying the particular asset securitization. The purchasers of notes issued pursuant to the asset securitization generally receive a credit-enhanced security. The credit enhancement typically is achieved through some or a combination of (i) a cash collateral account, (ii) cash flows from transactions pledged as additional collateral, (iii) a bond insurance policy, (iv) guarantees and/or a letter of credit, and (v) a pledge of the Company's interest to the residual values of equipment included in the related asset securitization.

DVI has completed four asset securitizations totalling $217.8 million, including a public debt issue of $75.7 million and three private placements of debt totalling $142.1 million. In January 1994, the Company filed a $350 million registration statement (File No. 33-74446) with the Securities and Exchange Commission (the "Commission") to provide for the future issuance of securitized debt in a series of transactions pursuant to the Commission's "shelf" registration rule. The Registration Statement was declared effective by the Commission on June 23, 1994. The $75.7 million public debt issue was the initial funding under the $350 million shelf registration. The Company expects that it will continue to structure its asset securitizations on both a public offering and private placement basis.

Under certain of its asset securitization arrangements, the Company has the opportunity to "pre-fund" equipment financing transactions it expects to originate in the near future. The pre-funding arrangement locks interest rates on these transactions funded subsequent to the close of a securitization which is beneficial in periods of rising interest rates. Under a pre-funding arrangement, a portion of the total proceeds from the securitization are held by the trustee against the future delivery of a pool of transactions to be funded. The additional financing transactions to be delivered must meet specified criteria and be originated within the prescribed period after the initial closing of the securitization. This feature helps the Company to manage its interest rate exposure by completing an asset securitization earlier than otherwise would be feasible.

OTHER BUSINESS ACTIVITIES

Medical Receivables Financing

In fiscal 1992, the Company initiated medical receivable financing services. The Company's principal medical receivable financing activity is making loans secured by medical receivables. In certain instances the Company's arrangement with its customers involves a purchase of the customers medical receivables as opposed to a loan. The amount funded is based upon an evaluation of the estimated collectible amount of the receivables from insurance companies and other payors.

The medical receivables funded by the Company generally have short maturities ranging from 30 to 120 days before payment is received. To date, the Company has primarily funded its medical receivable loans through the use of its own capital. Recently, the Company was able to fund medical receivables, on a limited basis, through its major equipment financing bank credit facility. As the volume of new medical receivables exceeds its limits on bank credit facilities, the Company will attempt to either securitize its portfolio of medical receivables or enter into whole loan sales of the medical receivables portfolio.

OTHER INVESTMENTS

In October 1991, the Company purchased an equity interest in Healthcare Imaging Services, Inc. ("HIS"). HIS provides diagnostic imaging and lithotripsy services to outpatient healthcare providers in the northeast. In February 1992, the Company purchased an equity interest in SMT Health Services, Inc. ("SMT"). SMT provides diagnostic imaging services and radiation therapy services in the mid-Atlantic area and the state of Washington. In September 1992, the Company purchased an equity interest in IPS Health Care, Inc. ("IPS"). IPS provides diagnostic imaging services in Southern California. In addition, the Company made additional investments in IPS in the form of preferred stock. As of June 30, 1994, DVI owned approximately 18%, 15% and 22% of the common shares of HIS, SMT, and IPS, respectively. In September 1994, IPS merged with Diagnostic Imaging Services, which reduced the Company's common stock ownership from approximately 22% to approximately 10%.

As part of its overall corporate strategy to operate exclusively as a financial services company, the Company initiated a process during the second quarter of fiscal 1994 to divest its interests in these investees. The Company completed a series of steps which significantly diminished its influence over both SMT and HIS, during the three month periods ended December 31, 1993 and June 30, 1994, respectively. Under arrangements made with HIS and SMT, the Company agreed to allow existing financing transactions between DVI and each entity to be refinanced through third parties and terminate its first right of refusal for financing any future transactions. In addition, upon completion of said refinancing, the Company agreed to relinquish its seats on the Boards of Directors of HIS and SMT and sell the common shares owned by DVI in each
entity.   Finally, during the refinancing period, DVI agreed to vote its common shares consistent with each company's management. (See Managements Discussions and Analysis for further details.)

Discontinued Operations.

In June 1993, the Company announced its decision to dispose of seven outpatient healthcare facilities which it operated or managed on a direct basis and one facility which was in the developmental stage and not yet in operation. At June 30, 1993 the Company established a reserve for the divestiture of the operations and recorded a loss on discontinued operations and disposal of discontinued operations of $1.9 million net of tax. This estimate was based on based on certain assumptions as to the likely timing of the divestitures, the estimated proceeds to be received upon the sale of certain of the facilities
and the financial results of those operations pending divestiture.    These
operations have been reflected as discontinued operations in the Company's financial statements at June 30, 1992, 1993 and 1994. The pre-tax loss from discontinued operations of $3.3 million at June 30, 1993 was comprised of $2.6 million relating to actual and estimated losses from operations of this segment through the date of disposition and $700,000 relating to estimated losses to be incurred upon the disposition of the segment's net assets.

At June 30, 1994, the Company had disposed or entered into definitive agreements to sell five of these outpatient healthcare facilities and had written off the investment and assets of the remaining two. In connection with the disposal of these facilities, the Company retained certain assets and liabilities of these facilities, primarily accounts receivable and accounts payable. The Company's results of operations for the fiscal year ended June 30, 1994 include an additional $3.1 million net after tax change in estimate in the amounts reported as of June 30, 1993 for the disposition of this segment of the Company's operations. The change in estimate was comprised almost entirely of a change in the estimate, in the quarter ended June 30, 1994, in the estimated proceeds from the disposition of underlying healthcare operations assets which included goodwill, other tangibles, equipment and other assets. The change in estimate reflects the complete disposal or write-off of the discontinued operations segment.

GOVERNMENT REGULATIONS

General

The Company's equipment financing business, while generally not directly subject to government regulation, is indirectly affected by regulation in several ways. The use, maintenance and operation of certain types of diagnostic imaging and patient treatment equipment is regulated by Federal, state and/or local authorities. For example, a shared service provider or healthcare provider using equipment financed by the Company may be required to obtain and maintain approvals from governmental authorities in order to service other healthcare providers with whom it has entered into service agreements. Failure by the Company's customers to comply with these requirements could adversely affect their ability to meet their obligations to the Company. The ability of the Company's equipment financing customers to satisfy their obligations to the Company could also be adversely affected by changes in regulations which limit or prohibit the referral of patients by physicians who have invested in healthcare facilities financed by the Company. Among the regulatory factors impacting the Company's business are the following:

Certificate of Need Regulation

A number of states regulate the acquisition of medical equipment or the provision of new services through Certificate of Need ("CON") or similar program. The Company believes these requirements have had a limited effect on its business, although there can be no assurance that future changes in those laws will not adversely affect DVI. Additionally, repeal of existing regulations of this type in jurisdictions where the Company's customers have met the specific requirements could adversely affect the Company since such customers could face increased competition. In addition, there is no assurance that expansion of the Company's equipment financing business within the hospital market will not be increasingly effected by regulations of this type.

Medicare-Medicaid Fraud and Abuse Statutes

The Department of Health and Human Services ("HHS") has increased its enforcement efforts under the Medicare-Medicaid Fraud and Abuse Statutes in cases where physicians own an interest in a facility to which they refer their patients for treatment or diagnosis. These statutes prohibit the offering, payment, solicitation or receipt of remuneration directly or indirectly as an inducement to refer patients for services reimbursable in whole or in part by the Medicare-Medicaid programs. HHS has taken the position that distributions of profits from corporations or partnerships to physician investors who refer patients to the entity for a procedure which is reimbursable under Medicare (government-assisted medical care for the aged) or Medicaid (government-assisted medical care for the poor) may be a form of remuneration for referrals which is prohibited by the statute. HHS has also published safe harbor guidelines which describe the requirements which must be met to ensure that distributions of profits to a physician who has invested in an equity security issued by a business to which he or she refers patients does not violate the Medicare-Medicaid fraud and abuse statute.

Further Regulation of Physician Self-Referral

Additional regulatory attention has been directed toward physician-owned healthcare facilities and other arrangements whereby physicians are compensated, directly or indirectly, for referring patients to such healthcare facilities. In 1988, legislation entitled the "Ethics in Patient Referrals Act" (H.R. 5198) was introduced which would have prohibited Medicare payments for all patient services performed by an entity in which a patient's referring physician had an investment interest. As enacted, the law prohibited only Medicare payments for patient services performed by a clinical laboratory. The Comprehensive Physician Ownership and Referral Act (H.R. 345), which was enacted by Congress in 1993 as part of the Deficit Reduction Package, is more comprehensive than H.R. 5198 and covers additional medical services including medical imaging, radiation therapy, physical rehabilitation and others. A variety of existing and pending state laws currently limit the extent to which a physician may profit from referring patients to a facility in which that physician has a proprietary or ownership interest. Many states also have laws similar to the Medicare fraud and abuse statute which are designed to prevent the receipt or payment of consideration in connection with the referral of a patient. The Company believes that as a result of these legislative initiatives, demand for new medical equipment by the outpatient healthcare facilities (which in many cases are owned by referring physicians who are directly affected by the legislation) has diminished.

Government Cost Containment Initiatives

The U.S. Government and a number of states have proposed or enacted laws and regulations designed to control healthcare costs. Certain agencies and authorities have proposed or enacted mandated reductions in some fees for medical services employing high technology medical equipment. These controls and fee reductions may reduce the ability of a medical provider to derive sufficient revenue from usage of the equipment to meet its obligations to the Company. The Company may also experience a decrease in its volume of the business as a result of such controls and fee reductions. In September 1993, the Clinton Administration presented to Congress the American Health Security Act of 1993, a comprehensive plan to restructure the U.S. healthcare system. The key elements of the proposal are universal access to healthcare and cost containment. Under the proposal, employers would have been required to provide all employees with an established minimum level of health insurance coverage. The proposal also provides for the creation of regional and corporate health alliances and the establishment of a National Health Board that will set national health standards and oversee the establishment and administration of the new healthcare system. Numerous alternative reform proposals have been presented in Congress which vary substantially in the degree to which they would reform the healthcare system. The Company believes the uncertainties associated with the prospect of healthcare reform have negatively impacted the medical equipment imaging industry in the U.S. Currently, it is not possible to predict the ultimate substance and scope of any proposed federally mandated reform program and, therefore, its impact on the Company.

EMPLOYEES

As of September 30, 1994, DVI had 90 full-time employees consisting of 7 executive officers, 26 sales and sales management employees, and 57 administrative, accounting and technical personnel. None of the Company's employees is covered by a collective bargaining agreement and management believes that its relations with its employees are good.

ITEM 2.          PROPERTIES

The Company owns no real property and leases all of its offices. The Company's executive offices are located in Irvine, California. In total, the Company leases an aggregate of approximately 24,900 square feet of office space in Arizona, California, Connecticut, Georgia, New York, Ohio and Pennsylvania and has an option to lease additional space at its California location. None of the Company's facility leases exceed a term of 60 months. The Company believes that the present facilities are adequate to meet its foreseeable needs.

ITEM 3.          LEGAL PROCEEDINGS

The Company is not a party to any pending litigation or legal proceedings, or to the best of its knowledge any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.

ITEM 4.          SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of DVI are:

NAME                              AGE      POSITION
- - ----                              ---      --------


David L. Higgins                  48       Chairman of the Board of Directors and Chief Executive Officer
Michael A. O'Hanlon               47       Director, President and Chief Operating Officer
James G. Costello                 59       Senior Vice President and Chief Financial Officer
Anthony J. Turek                  51       Senior Vice President and Chief Credit Officer
Cynthia J. Cohn                   35       Vice President
Dominic A. Guglielmi              43       Vice President
Lisa A. Olsen                     39       Secretary

DAVID L. HIGGINS is the Company's Chief Executive Officer and Chairman. From the inception of the Company until September 1994, Mr. Higgins served as the Company's President, Chief Executive Officer and Chairman. Mr. Higgins was also the President and Chief Executive Officer of Delta Health, Inc. ("Delta Health"), the predecessor company to DVI which he founded in 1985, and which was acquired by the Company in 1986. Prior to founding Delta Health, Mr. Higgins managed the North America sales and service operations of Elscint, Inc. ("Elscint"), for two years. Elscint is a full-line manufacturer of diagnostic imaging equipment based in Israel. Previously, Mr. Higgins held a similar position for one year with Xonics Medical Systems, Inc. ("Xonics"), which was acquired by Elscint in 1982. Xonics was also a full-line manufacturer of medical imaging equipment. Mr. Higgins presently serves on the Board of Directors of HIS and SMT.

MICHAEL A. O'HANLON is the Company's President and Chief Operating Officer and has served as such since September 1994. Previously, Mr. O'Hanlon served as Executive Vice President of DVI since joining the Company in March 1993. Mr. O'Hanlon also serves on the Executive Committee of DVI, and is President of DVI Financial Services, Inc. His responsibilities also include the corporate finance functions of the Company. Prior to joining the Company, Mr. O'Hanlon served as President and Chief Executive Officer of Concord Leasing, Inc. ("Concord Leasing") for nine years. Concord Leasing provides medical, aircraft, shipping and industrial equipment financing. U.S. Concord, Inc. a subsidiary, provides equipment financing for the medical imaging industry. Previously, Mr. O'Hanlon was a Senior Executive with Pitney Bowes Credit Corporation. Mr. O'Hanlon received his Master of Science degree from the University of Connecticut and his Bachelor of Business Administration from the Philadelphia College of Textiles and Science. Mr. O'Hanlon became a director of DVI in November 1993.

JAMES G. COSTELLO is Senior Vice President and Chief Financial Officer of DVI. Mr. Costello has served as Senior Vice President of DVI since October 1993 and as Chief Financial Officer of DVI since August 1994. His responsibilities include management of all back office operations related to credit documentation and funding, transaction servicing, accounting and administration. In addition, he is integral to the Company's asset securitization and other financing programs. Mr. Costello was Executive Vice President of Concord Leasing, Inc. for six years where he was responsible for Concord Leasing's capital market/funding activities, including term loans, commercial paper and sale of securitized assets. He also served as President of Concord Commercial Corporation. Previously, Mr. Costello was President of Unisys Finance Corporation, and Vice President and Chief Financial Officer of Pitney Bowes Credit Corporation. Mr. Costello received a Bachelor of Business Administration from Pace University, a Certificate of Public Accountancy in New York State and a Master of Business Administration from New York University Graduate School of Business.

ANTHONY J. TUREK is a Senior Vice President and the Chief Credit Officer of DVI. Mr. Turek has served in that capacity since March 1988. Mr. Turek also serves on the Executive Committee of DVI. Prior to joining the Company, Mr. Turek was Vice President, Commercial Banking at Continental Illinois National Bank ("CINB") in Chicago from 1968 to 1988. For the five years prior to joining DVI, Mr. Turek managed the equipment leasing and transportation divisions of CINB. Prior responsibilities included management positions in the Special Industries, Metropolitan and National Divisions of CINB. Before his employment with CINB, Mr. Turek was a Trust Officer with Bank of America. Mr. Turek received his Bachelor of Science degree from Iowa State University and his Masters of Science degree from the University of Missouri.

CYNTHIA J. COHN has been a Vice President of DVI since October 1988 and Executive Vice President of DVI Business Credit since January 1994. She is responsible for all sales and marketing functions of DVI Business Credit. Ms. Cohn has been employed by the Company in a sales and management capacity since July 1986. Ms. Cohn also handles certain shareholder relation functions for the Company. She served as an Assistant Vice President from July 1987 to October 1988. Prior to joining the Company, Ms. Cohn served as Research Coordinator for Cantor,

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

Fitzgerald Co., Inc., a stock brokerage firm, from February 1983 to July 1986, where she was responsible for development and coordination of that firm's research product for both institutional and retail clientele. She holds a Bachelor of Arts degree from Ithaca College. Ms. Cohn is the daughter of Gerald L. Cohn, a Director of the Company.

DOMINIC A. GUGLIELMI is a Vice President of DVI and the Group Managing Director of DVI Financial Services Inc., and has served as such since the acquisition of MEF Corp. by DVI in January 1993. Prior to joining the Company, Mr. Guglielmi served as the President of the Healthcare Division of U.S. Concord, Inc. for five years where he was responsible for sales, marketing, documentation, credit/collections, financial budgeting and all aspects of strategic planning. Previously, Mr. Guglielmi held management positions with General Electric Credit Corporation and Pitney Bowes Credit Corporation. Mr. Guglielmi holds a Bachelor of Arts degree from LaSalle University.

LISA A. OLSEN is Vice President, Secretary and General Counsel of DVI Financial Services and Secretary of DVI and has served as such since December 1993. Her primary responsibilities include advising and representing DVI on legal issues. Prior to joining the Company, Ms. Olsen served as Senior Counsel for Phoenix Leasing Incorporated, an equipment leasing company, from October 1990 to December 1993. From January 1989 to October 1990, Ms. Olsen was Assistant Vice President, Compliance for Wells Fargo-Nikko Investment Advisors, an institutional investment manager. Ms. Olsen earned her Juris Doctorate at the University of Southern California School of Law and her Bachelor of Arts degree at the University of California, Irvine.

                                    PART II

ITEM 5.      MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

PRICE RANGE OF COMMON STOCK

The following table sets forth for the Common Stock, the range of reported high and low sales prices on the New York Stock Exchange, Inc. for the periods indicated.


FISCAL YEAR ENDED JUNE 30, 1994                                                            HIGH         LOW
- - -------------------------------                                                            ----         ---
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 9 1/8      $5 3/4
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12 1/2       8 3/8
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10 5/8       9 1/4
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10           8 1/4

FISCAL YEAR ENDED JUNE 30, 1993                                                            HIGH         LOW
- - -------------------------------                                                            ----         ---
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $10         $7 1/4
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9          6 5/8
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7 1/2      4 7/8
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6 3/8      4 1/2


DIVIDEND POLICY

The Company has not declared or paid any cash dividends since its inception, and the Company anticipates that all of its earnings in the near future will be retained for investment in corporate operations. Any declaration of dividends in the future will be determined in light of the conditions affecting the Company at that time, including, among other things, its earnings, financial condition, capital requirements, level of debt and the terms of any contractual limitations on dividends. In various credit agreements under which the Company's principal operating subsidiary, DVI Financial Services, Inc., is a borrower and the Company is a guarantor, cash dividends are prohibited. In addition, the agreement with respect to the Company's Convertible Subordinated Notes places limitations on the payment of dividends by the Company and its subsidiaries.

The Company estimates that at September 20, 1994 there were approximately 2,400 beneficial holders of its Common Stock.

ITEM 6.  SUMMARY CONSOLIDATED FINANCIAL AND OPERATING INFORMATION
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      YEARS ENDED JUNE 30,
                                                                 ---------------------------------------------------------

                                                                     1994       1993        1992       1991       1990
                                                                     ----       ----        ----       ----       ----
STATEMENTS OF OPERATIONS DATA:

Finance and other income  . . . . . . . . . . . . . . . .          $20,911    $15,199     $14,736    $10,571    $6,972
Interest expense  . . . . . . . . . . . . . . . . . . . .            8,833      5,005       5,989      4,933     3,711
Selling, general and administrative expense . . . . . . .            7,765      5,735       3,832      2,795     1,817
Earnings from continuing operations before provision for
  income taxes, equity in net earnings (losses) of investees
  and discontinued operations . . . . . . . . . . . . . .            4,313      4,459       4,915      2,843     1,444
Net earnings from continuing operations . . . . . . . . .            2,260      2,580       3,053      1,726       873
Net earnings from continuing operations per common and
  common equivalent share . . . . . . . . . . . . . . . .          $  0.34    $  0.39     $  0.57    $  0.37    $ 0.28
Weighted average number of common and common equivalent
  shares outstanding  . . . . . . . . . . . . . . . . . .            6,717      6,601       5,353      4,728     3,173



                                                                                      YEARS ENDED JUNE 30,
                                                                 ---------------------------------------------------------

                                                                     1994       1993        1992       1991     1990
                                                                     ----       ----        ----       ----     ----
BALANCE SHEET DATA:

Cash and cash equivalents . . . . . . . . . . . . . . . .         $  1,714    $ 2,199    $  2,536    $ 2,080   $ 2,575
Restricted cash . . . . . . . . . . . . . . . . . . . . .           13,065      6,825       4,004      4,531       701
Total assets  . . . . . . . . . . . . . . . . . . . . . .          265,949    147,161     104,714     85,084    55,479
Short-term bank borrowings  . . . . . . . . . . . . . . .           34,586     45,221      31,349     22,153    18,187
Long-term debt (primarily non-recourse) . . . . . . . . .          162,964     51,827      24,569     36,358    22,177
Shareholders' equity  . . . . . . . . . . . . . . . . . .           33,993     34,664      34,006     16,113     6,194

(See Dividends.)

The Company has not declared or paid any cash dividends since its inception. See Dividend Policy. (See Notes 3 and 15 to the accompanying Consolidated Financial Statement for discussion of discontinued operations and acquisitions and the effect on operations therefrom.)

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Equipment Financing. For accounting purposes, the Company classifies the financing transactions it originates as (i) notes secured by equipment, (ii) direct financing leases and (iii) operating leases. Notes receivable secured by equipment and direct financing leases are generally those transactions which the obligor has substantially all the benefits and risks of ownership of the equipment. Operating leases are generally those which only provide for the rental of the asset. The different classifications can result in accounting treatments that provide substantially different income revenues and costs during the transaction term.

Notes secured by equipment and direct financing leases are recorded on the balance sheet under the caption of "investment in direct financing leases and notes secured by equipment." The Company enters into two types of direct financing lease transactions, which are referred to as "conditional sales
agreements" and "fair market value transactions."   Conditional sales
agreements and notes secured by equipment represent those transactions in which no residual interest in the underlying equipment is retained by the Company. Fair market value transactions are those transactions in which the Company retains a nominal residual interest in the equipment. This residual interest is recorded on the Company's books as an estimate of the projected value of the financed equipment at the end of the transaction term. The few lease contracts which do not meet the criteria of direct financing leases are accounted for as operating leases. Equipment under an operating lease is recorded on the balance sheet at the Company's cost under the caption of "equipment on operating leases" and depreciated on a straight-line basis over the estimated useful life of the equipment. At the inception of the transaction, unearned income represents the amount by which the gross receivables, initial direct costs and the nominal estimated residual value (on fair market value transactions) exceeds equipment cost.

The Company reports income under the categories of "amortization of finance income," "receivables financing income," "net operating lease income," "gain on sale of financing transactions" and "other income," (which consist primarily of late and other fees). Amortization of finance income consists of the interest component of payments on direct financing leases and notes receivable secured by equipment calculated using the interest method and the gain on sale of residuals. "Gain on sale of financing transactions" are gains recognized when the Company permanently funds transactions through whole loan sales such that the Company does not retain any interest in the transactions. Net operating lease income consist of rental income recognized on operating leases on a straight-line basis over the life of the transaction, net of depreciation expense.

All of the Company's notes secured by equipment and direct financing lease transactions are noncancelable "net" transactions which contain provisions under which the obligor must, under any conditions, make all scheduled payments and which require the obligor to maintain and service the equipment, insure the equipment against casualty loss and pay all equipment related taxes. Upon termination of a fair market value transaction, the customer generally has the option to either purchase the equipment for its fair market value or extend the term under renegotiated payments. If neither of these options is exercised and the Company is unable to place and finance the equipment with a new user, the Company generally sells the equipment.

In accordance with generally accepted accounting principles ("GAAP"), all the income from transactions classified as notes secured by equipment and direct financing leases that are permanently funded through asset securitizations or other forms of borrowing in which the Company retains some right, obligations or other interest are deferred and recognized using the interest method over the term of the related transactions.

If an obligor under a particular transaction defaults, the Company may not receive all or a portion of the future income associated with that transaction. Therefore, there can be no assurance that the Company will recognize the income described above.

Other Business. Receivables financing income is earned by the Company for services related to financing (including receivable purchases), billing and collecting medical receivables. Income from billing and collecting services

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL (CONTINUED)

generally is recognized as the services are performed and income from receivable purchases as the purchased receivables are collected. In late fiscal 1994, the Company changed its strategy in the medical receivables business due to changing market conditions and its inability to obtain suitable credit facilities for the purchase of the types of medical receivables it had targeted. As part of this change in strategy, the Company stopped providing billing/collecting services. In addition, the Company has shifted its marketing emphasis such that it essentially stopped purchasing receivables and began providing loans collateralized by medical receivables to a broad range of healthcare providers. Under notes collateralized by medical receivables, the respective interest income and fee income is recognized over the term of the loans, which is typically one year.

Discontinued Operations. In June 1993, the Company adopted a formal plan to discontinue its DVI Healthcare Operations segment consisting of seven outpatient healthcare facilities which it operated or managed on a direct basis and one facility which was in the developmental stage and not yet in operation. At June 30, 1993 the Company established a reserve for the divestiture of the operations and recorded a loss on discontinued operations and disposal of discontinued operations of $1.9 million net of tax. This estimate was based on certain assumptions as to the likely timing of the divestitures, the estimated proceeds to be received upon the sale of certain of the facilities and the
financial results of those operations pending divestiture.    These operations
have been reflected as discontinued operations in the Company's financial statements at June 30, 1992, 1993 and 1994. The pre-tax loss from discontinued operations of $3.3 million at June 30, 1993 was comprised of $2.6 million relating to actual and estimated losses from operations of this segment through the date of disposition and approximately $700,000 relating to estimated losses to be incurred upon the disposition of the segment's net assets.

At June 30, 1994, the Company had disposed or entered into definitive agreements to sell five of these outpatient healthcare facilities and had written off the investment and assets of the remaining two. In connection with the disposal of these facilities, the Company retained certain assets and liabilities of these facilities, primarily accounts receivable and accounts payable. Late in fiscal 1994, revenues from one of the facilities began to significantly decline. Additionally, the prospective value of the facility being developed by the Company was adversely effected by significant changes beyond the Company's control. As a result of the decline in value of the assets underlying these facilities in the fourth quarter of fiscal 1994, the Company recorded an additional $3.1 million after tax change in estimate in the amounts reported as of June 30, 1993 for the disposition of this segment of the Company's operations. The before tax change in estimate totalling $5.4 million was comprised almost entirely of a change in the amount, in the quarter ended June 30, 1994, of the estimated proceeds from the disposition of underlying healthcare operations assets which included goodwill, other tangibles, equipment and other assets. The change in estimate reflects the complete disposal or write-off of the discontinued operations segment.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL (CONTINUED)

RESULTS OF OPERATIONS

Impact of Financing Strategies on Results of Operations. Beginning in 1991, various factors, including changing conditions in the capital markets in which the Company accesses permanent funding caused the Company to begin utilizing asset securitization as its principal method of obtaining permanent funding.
As the Company does not sell the underlying financing transactions when it uses asset securitization, the income derived from such transactions is recognized over the term of the transactions rather than at the time the transactions are permanently funded. The Company expects to continue to use asset securitization as its principal means of permanent funding for the foreseeable future except when it believes the sale of transactions is warranted. The principal reasons for the Company's change in the permanent funding strategy are: (i) the number of "whole loan buyers" who purchase transactions of the type originated by the Company has declined; (ii) the interest or "discount" rates charged by financial institutions that purchase whole loans are relatively high compared to the rates that can generally be obtained through asset securitization; and (iii) the cost of funds obtained by the Company through asset securitization has declined due to improvements in the Company's execution of such transactions. As the Company has increased its use of asset securitization and correspondingly reduced its use of whole loan sales, the amortization of finance income has increased while income from the sale of transactions has declined. This shift toward asset securitization away from whole loan sales has resulted in a reduction of near-term reported earnings. Asset securitization generally results in a lower permanent funding cost to the Company. Therefore, transactions funded through asset securitization generally produce greater income to the Company than if the transactions were sold.

After DVI sells a transaction, it generally has only limited future risk as to that transaction. Typically, DVI's risk in such cases is limited to (i) contingent liability on warranties given by DVI as to the validity of the documents underlying the transaction and (ii) a contractual limited recourse liability on the transaction, such as a "first loss" position assumed by DVI in the event of a credit default on the transaction, normally in the amount of the between 5% and 10% of the loss for that transaction. Generally, the Company does not retain servicing rights or obligations for transactions which it sells. In asset securitizations, DVI has contingent exposure attributable to the structural credit enhancement techniques used in those financings. This structural credit enhancement takes the form of excess collateral (i.e., contract), cash or a combination thereof. The amount of DVI's contingent exposure under these arrangements typically is up to 15% of the face amount of the debt securities issued in the securitization. DVI typically acts as servicer for securitized portfolios and accordingly is responsible for billing and collecting the payments due on the underlying contracts.

Year Ended June 30, 1994 Compared to Year Ended June 30, 1993

The Company entered into transactions which generated total receivables of $210.6 million for the year ended June 30, 1994 ("fiscal 1994"), as compared to $74.5 million for the year ended June 30, 1993 ("fiscal 1993"). The Company generated an increased dollar volume of equipment financing receivables in fiscal 1994 compared to fiscal 1993, primarily because the Company expanded its equipment financing capabilities as a result of its acquisition of MEF Corp. in January 1993. The Company experienced increases in: (i) its net financed assets to $232.3 million at June 30, 1994, from $116.3 million at June 30, 1993 and (ii) the related liabilities to $221.4 million at June 30, 1994, from $103.8 million at June 30, 1993. The Company experienced a decrease in its residual valuation to $3.7 million at June 30, 1994, from $6.2 million at June 30, 1993. The decrease stems primarily from the Company's sale of residuals totalling $1.2 million and the Company's strategy to reduce the number of financing transactions in its portfolio in which residual values are recorded.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Margins Earned

Margins earned were $12.1 million in fiscal 1994 as compared to $10.2 million in fiscal 1993. Amortization of finance income increased to $18.3 million from $10.8 million for the fiscal year 1994 and 1993, respectively, primarily as a result of the overall increase in the size of the Company's equipment financing portfolio. Although the Company's portfolio increased significantly, the amortization of finance income did not increase on a proportionate basis due to four factors: (i) the Company's strategy to originate financing transactions in which residual positions are not retained reduced the Company's rate of return on the respective transactions; (ii) the Company has narrowed the interest rate spread between the Company's costs of funding its transactions and the interest rates charged its customers; (iii) the volume of financing transactions originated in fiscal 1994 was greater in the second half of the year than in the first half and (iv) the interest rates under the Company's interim funding facilities increased during the year which increased interest expense and thus reduced margins. Consequently, amortization of finance income as a percent of the equipment financing portfolio was reduced.

Net operating lease income declined to $359,000 in fiscal 1994 from $1.4 million in fiscal 1993 as a result of the Company's strategy to reduce its originations of operating leases and the expiration of two substantial transactions near the end of fiscal 1993.

Receivable financing income increased to $1.5 million in fiscal 1994 from $1.3 million in fiscal 1993. Although the Company's notes collateralized by medical receivables portfolio increased significantly, receivable financing income did not increase on a proportionate basis primarily because the increase in the Company's volume of medical receivables financing transactions occurred late in fiscal 1994. Consequently, receivable financing income as a percent of the notes collateralized by medical receivables was reduced.

Gain on sale of financing transactions declined to $302,000 in fiscal 1994 from $1.1 million in fiscal 1993 due to the reduction in the number and dollar amount of transactions funded through whole loan sales and the increased use of asset securitization to obtain permanent funding for the Company's equipment financing transactions.

Other income, which consists of several items, none of which is individually significant, remained relatively stable from fiscal 1993 to fiscal 1994.

Interest expense increased to $8.8 million in fiscal 1994 from $5.0 million in fiscal 1993. This increase stems primarily from an increase in the average outstanding balance of long term debt during fiscal 1994 as compared to fiscal 1993. As a percentage of finance and other income, interest expense was 42% for fiscal 1994 as compared to 33% in fiscal 1993. The increase in interest expense as a percent of financing income is principally the result of (i) the Company narrowed the interest rate spread between the cost of its funding and the interest rate charged its customers, (ii) the interest rates under the Company's interim funding increased during the year and (iii) the Company's strategy to originate financing transactions in which residual positions are not retained reduced the Company's rate of return thus its income on the respective transactions. Consequently, as a percentage of finance and other income, interest expense increased in fiscal 1994.

Selling, General and Administrative Expense

Selling, general and administrative ("SG&A") expense increased to $7.8 million in fiscal 1994 from $5.7 million in fiscal 1993. The largest component of this increase is a $1.4 million increase in the Company's provision for doubtful accounts which in the current fiscal year is attributable to the growth of the Company's financing portfolio. The increase also reflects costs associated with additional personnel and related costs incurred in connection with the Company's acquisition of MEF Corp. during fiscal 1993, the acquisition of MDCC during fiscal 1994 and the expansion of its receivables financing business in the current fiscal year. The Company believes that its provision for the doubtful accounts component of total SG&A expenses will continue to increase in proportion to the growth

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

of its financing portfolio, but that while other SG&A expense will continue to rise overall, the rate of increase for these expenses should be slower than the growth rate of the Company's financing portfolio.

Equity in Net Losses of Investees

Equity in net losses of investees increased to $242,000 in fiscal 1994 from $51,000 in fiscal 1993. The increase in net losses of investees is primarily attributable to greater losses incurred by the Company's investees in the first half of fiscal 1994 than in fiscal 1993. (See BUSINESS. Other Investments.)

Net Earnings

The Company's net earnings from continuing operations were $2.3 million, or $.34 per share, for fiscal 1994 as compared to $2.6 million, or $0.39 per share, for fiscal 1993. After giving effect to its discontinued operations, the Company's loss was $885,000, or $0.13 per share, for fiscal 1994 versus net earnings of $658,000, or $.10 per share, for fiscal 1993.

The Company's net earnings from continuing operations did not increase in fiscal 1994 despite the growth of its financing portfolio and the increase in finance and other income. The Company believes its net earnings should increase over previous periods due primarily to increases in finance and other income attributable to the growth of DVI's financing business and lower operating costs relative to the size of the Company's financing portfolio.

Year Ended June 30, 1993 Compared to Year Ended June 30, 1992

The Company entered into transactions which generated total receivables of $74.5 million for fiscal 1993, as compared to $65.3 million for the year ended June 30, 1992 ("fiscal 1992"). The Company generated an increased dollar volume of equipment financing receivables in fiscal 1993, compared to fiscal 1992, primarily because the Company expanded its equipment financing capabilities and market presence as a result of its acquisition of MEF Corp. in January 1993. The Company experienced increases in: (i) the financing transaction portfolio to $116.3 million at June 30, 1993 from $85.4 million at June 30, 1992; (ii) the residual valuation balance to $6.2 million at June 30, 1993, from $6.0 million at June 30, 1992; and (iii) the related liabilities to $103.8 million at June 30, 1993, from $63.0 million at June 30, 1992.

Margins Earned

Margins earned were $10.2 million in fiscal 1993 as compared to $8.7 million in fiscal 1992. Amortization of finance income increased to $10.8 million from $10.1 million for the fiscal year 1993 and 1992, respectively, primarily as a result of the overall increase in the size of the Company's equipment financing portfolio. Although the Company's portfolio increased significantly, the amortization of finance income did not increase on a proportionate basis due to the volume of originations of financing transactions in fiscal 1993 was greater in the second half of the year than in the first half. Consequently, amortization of finance income as a percent of the equipment financing portfolio was reduced.

Net operating lease income increased to $1.4 million in fiscal 1993 from $1.1 million in fiscal 1992 as a result of an overall increase in the Company's operating lease portfolio in fiscal 1993 as compared to 1992.

Receivable financing income increased to $1.3 million in fiscal 1993 from $553,000 in fiscal 1992. The increase is primarily attributable to an expansion in size and scope of the billing and collecting services and purchased/financed receivables business in fiscal 1993 from 1992 levels. As a result, receivables associated with purchased and financed management business increased to $2.6 million at June 30, 1993 from $536,000 at June 30, 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Gain on sales of financing transactions decreased to $1.1 million in fiscal 1993 from $2.2 million in fiscal 1992 due to the reduction in the number and dollar amount of whole loan sales of financing transactions in fiscal 1993 from fiscal 1992 levels. The use of asset securitization to obtain permanent financing for the Company's financed transactions significantly reduced the Company's need to sell financed transactions on a whole loan sale basis.

Other income decreased to $526,000 in fiscal 1993 from $710,000 in fiscal 1992. The decrease of $184,000 consists of several items, none of which is individually significant.

Interest expense decreased to $5.0 million in fiscal 1993 from $6.0 million in fiscal 1992. This decrease stems from a decrease in the cost of funds obtained by the Company in fiscal 1993 through the use of asset securitization and the general decline in prevailing interest rates in fiscal 1993 compared to fiscal 1992.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $3.8 million in fiscal 1992 to $5.7 million in fiscal 1993. The increase reflects costs associated with additional personnel and related costs incurred in connection with the Company's acquisition of MEF Corp. during fiscal 1993, the expansion of its receivables financing business in both fiscal 1993 and fiscal 1992, and the increased emphasis on financing rather than managing medical receivables for third party healthcare providers. Selling, general and administrative expenses relative to the Company's receivables management business increased to $1.5 million for fiscal 1993, from $775,000 for fiscal 1992, its initial year of operation. Additions to the Company's allowance for losses declined to $167,000 in fiscal 1993 from $422,000 in fiscal 1992.

Equity in Net Loss/Earnings of Investees

Equity in the net loss/earnings of investees decreased to a net loss of $51,000 in fiscal 1993 from net earnings of $153,000 in fiscal 1992. The decline to a net loss during fiscal 1993 from a position of net earnings in the prior year is primarily attributable to more significant losses incurred by one of the Company's investees in fiscal 1993.

Net Earnings

The Company's net earnings from continuing operations were $2.6 million, or $0.39 per share, for fiscal 1993 as compared to $3.1 million, or $0.57 per share, for fiscal 1992. After giving effect to its discontinued operations, the Company's net earnings were $658,000, or $0.10 per share, for fiscal 1993 and $2.7 million, or $0.51 per share, for fiscal 1992.

Cash Flows

The Company's cash and cash equivalents at June 30, 1994 and 1993 was $1.7 million and $2.2 million, respectively. The following describes the changes from fiscal 1993 to fiscal 1994 in the items which had the most significant impact on the Company's cash flow during fiscal 1994.

The Company's net cash provided by operating activities increased $16.0 million to $13.0 million in fiscal 1994 from ($3.0) million in fiscal 1993. The increase almost entirely stems from an increase in the Company's accounts payable from June 30, 1993 to June 30, 1994 of $17.0 million. The increase in accounts payable, which consists primarily of amounts due vendors of equipment that the Company has financed, stems from the increased volume of the Company's financing transactions near the end of fiscal 1994.

The Company's net cash used in investing activities increased $75.8 million to $113.9 million in fiscal 1994 from $38.2 million in fiscal 1993. This increase is primarily attributed to costs of equipment acquired for the Company's

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

financing transactions which increased $86.4 million to $149.0 million in fiscal 1994 from $62.6 million in fiscal 1993.

The Company's net cash provided by financing activities increased $59.6 million to $100.5 million in fiscal 1994 from $40.9 million in fiscal 1993. This increase primarily results from an increase in the Company's long term debt related to securitizations from June 30, 1993 to June 30, 1994 and the issuance of convertible subordinated debt in which the Company realized net proceeds of approximately $14.1 million in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company's equipment financing business requires substantial amounts of capital and borrowings. The Company's funding needs arise from financing transaction originations, repayments of debt, payments of operating and interest expenses, deposits to restricted cash collateral accounts (i.e., accounts required to be established by the Company in its asset securitization transactions and other fundings), capital expenditures and repurchases of financing transactions under recourse obligations. The Company obtains interim funding from commercial and investment banks. The Company's interim credit borrowings are recourse obligations, while the Company's permanent funding is typically limited recourse and to a lesser degree non-recourse.

In the case of limited recourse or nonrecourse financings the Company retains some risk of loss because it shares in any losses incurred (in the case of limited recourse financing) and/or, in the case of both limited recourse and nonrecourse financing, may forfeit any residual interest in the underlying equipment if a default occurs. A substantial portion of the Company's long-term debt represents permanent funding of equipment financing receivables and is structured so that the cash flow from the underlying receivables services the debt.

Historically, most of the Company's short-term borrowings have been used to temporarily fund transactions and have been repaid with the proceeds obtained from the permanent fundings and cash flows from the underlying transactions. Because the historical default rate on transactions originated has been low, the Company has been able to service its long-term and short-term debt effectively. While the Company expects this pattern to continue, a sharp increase in the defaults on transactions originated could adversely affect the Company's ability to meet its long-term and short-term debt obligations.

As a result of the Company's acquisition of MEF Corp. in January 1993, the volume of transactions originated and the need for interim and permanent funding have significantly increased. To meet its requirements for increased interim funding, the Company has available interim credit facilities with banks and investment banking firms, and intends to obtain additional interim funding lines-of-credit from the banks and investment banking firms which underwrite or place its asset securitizations. If these sources of funding are not available, growth will be constrained and the Company may be forced to use relatively less attractive permanent funding sources in order to ensure its liquidity.

Working capital financing for equipment financing customers is occasionally provided by the Company through its medical receivables financing subsidiary, DVI Business Credit, provided that the loan is adequately secured by acceptable collateral (accounts receivable) and all reasonable assurance exists that the loan will be repaid pursuant to an established repayment program in the normal course of business.

In June 1994, the Company completed a $15.0 million private placement of convertible subordinated notes. The notes (i) are convertible into common shares at $10.60 per share at the discretion of the noteholders, (ii) bear interest at a rate of 9 1/8% payable in quarterly installments of interest only and (iii) mature in June 2002. The proceeds generated therefrom were utilized by the Company to repay a portion of the existing debt under its principal interim funding credit facility and on a limited basis to fund medical receivable financing transactions. The Company issued the notes to increase its capital base and, therefore, increase its access to both interim and permanent funding sources. The Note Purchase Agreement with respect to the Notes contains, among other things, limitations on the Company's rights to pay dividends and to make certain other kinds of payments. That Agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. On September 30, 1994, the Company filed a Registration Statement on Form S-3 (File No. 33-84604) with the Commission with

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

respect to 1,450,079 shares of Common Stock, which may be offered from time to time by certain selling stockholders. Such selling stockholders include all the purchasers of the convertible subordinated debt described above, and the registration statement covers, among other shares of the Company's common stock, all the shares issuable upon conversion of such convertible subordinated debt. At the date of this Amendment on Form 10-K/A-1, the registration statement has not been declared effective by the Commission. The Company will receive no portion of the proceeds of the sale by the selling stockholders of the shares issuable upon conversion of such convertible debt.

The Company believes that its present interim and permanent funding sources are sufficient to fund the Company's current needs for its equipment financing operations. However, the Company will have to expand both its interim and permanent funding capacity to meet the Company's projected growth of its equipment financing business. In addition, the growth of the Company's medical receivables financing activity is dependent on the Company's ability to obtain suitable funding for medical receivables financing business. The continuing expansion of the Company's businesses will also require additional capital which the Company may seek to obtain from offerings of equity securities and/or additional long-term debt financing. If the Company is unable to continue to increase its capital base, its ability to expand its financing business will be significantly constrained.

Interim Funding Credit Facilities

The Company presently has available an aggregate of $162.5 million in interim funding facilities. The Company's primary credit facility, pursuant to a revolving credit agreement with a syndicate of banks (the "Bank Revolving Credit Agreement"), provides the Company with $79.0 million in borrowing capacity. Borrowings under the facility bear interest at the Company's option at either a variable rate equal to 25 basis points over the prime rate established by National Westminster Bank USA or at a variable rate equal to 200 basis points over a 30-, 60- or 90-day LIBOR rate. The interest rates on the Company's borrowings under the credit agreement generally are re-set at the end
of each applicable LIBOR period (i.e., every 30, 60, or 90 days).    The
Revolving Credit Agreement is renewable annually at the bank syndicate's discretion. The credit agreement provides that if the banks elect not to renew the facility at the end of its stated term, the outstanding loans automatically convert to four-year amortizing term loans at slightly higher interest rates. The Company also has a $75.0 million interim funding facility with Prudential Securities Realty Funding Corporation (the "Prudential Facility"). The Prudential Facility provides the Company with interim financing in order to provide funding for certain transactions to be securitized under the Company's arrangements with that firm. Drawings under the Prudential facility bear interest at a variable rate equal to 90 basis points over the 30-day LIBOR.
The interest rate on the Company's borrowings under the Prudential facility
are re-set every 30 days based on changes in the underlying LIBOR index.   The
Company also has $8.5 million of additional interim funding facilities with
other financial institutions.   On September 15, 1994, an aggregate of
approximately $77.2 million was outstanding under the Company's interim credit facilities.

The Revolving Credit Agreement requires the Company to limit all of its borrowings to specified levels determined by ratios based on the Company's tangible net worth and, under certain circumstances, to use specified percentages of internally generated funds to pay for equipment purchases. The Revolving Credit Agreement also restricts the payment of dividends by DVI Financial Services to the Company under certain circumstances. In addition, the amount of funds available at any given time under the Revolving Credit Agreement is constrained by the amount, type and payment status of the Company's equipment financing receivables. If, at any time, a significant amount

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

of the Company's receivables were to become delinquent, the availability of credit under the Revolving Credit Agreement would be reduced and, under the Revolving Credit Agreement and other circumstances, the Company could be required to prepay a portion of the amounts outstanding under its other interim funding credit facilities.

Permanent Funding Methods

DVI has completed four asset securitizations totalling $217.8 million, including a public debt issue of $75.7 million and three private placements of debt totalling $142.1 million. In January 1994, the Company filed a $350 million registration statement with the Commission to provide for the issuance of securitized debt in a series of transactions pursuant to the Commission's "shelf" registration rule. The Company expects that it will continue to structure its asset securitizations on both a public and private basis. The $75.7 million public debt issue was the initial funding under the $350 million shelf registration.

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

The Company does not have any binding commitments for permanent funding, either for asset securitizations or whole loan sales . However, the Company has non-binding agreements with investment banking entities for the asset securitization of future equipment financing transactions. While the Company expects to be able to continue to obtain permanent funding it requires for its equipment financing business, there can be no assurance that it will be able to do so. If, for any reason, any of these types of funding were unavailable in the amounts and on terms deemed reasonable by the Company, the Company's equipment financing activities would be adversely affected.

The Company believes cash flows generated from operations and its interim credit facilities are sufficient to meet its near term obligations.

INFLATION

The Company does not believe that inflation has had a material effect on its operating results during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in July 1992. The effect of the adoption of this change in accounting principle was not significant to the consolidated financial statements. The Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value at Financial Instruments," in June 1994. The Company is unaffected by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," and Financial Accounting Standard No. 112, "Employers Accounting for Post Retirement Benefits" because it does not offer such benefit or compensation plans to its employees.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As a result, the Company expects that in future periods its ability to defer its income tax liability will correspondingly decline.

The Company does not believe Federal income tax changes contained in the Omnibus Budget Reconciliation Act of 1993 signed into law on August 10, 1993, will have a material impact on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II, Item 8.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                    Page
                                                                                                    Number
                                                                                                    ------
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26

Consolidated Balance Sheets at June 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . .       27-28

Consolidated Statements of Operations for the years ended
     June 30, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29

Consolidated Statements of Shareholders' Equity for the years ended
     June 30, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30

Consolidated Statements of Cash Flows for the years ended
     June 30, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31, 32, 33

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .       34-47

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
DVI, Inc. and Subsidiaries
Irvine, California


We have audited the accompanying consolidated balance sheets of DVI, Inc. and its Subsidiaries (the "Company") as of June 30, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DVI, Inc. and its Subsidiaries as of June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
October 3, 1994

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                             JUNE 30,
                                                                                  ------------------------------
                                                                                      1994             1993
                                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS (Note 2)  . . . . . . . . . . . . . . . . . . . .       $  1,713,769      $  2,199,208
                                                                                  ------------      ------------
RESTRICTED CASH AND CASH EQUIVALENTS (Note 4) . . . . . . . . . . . . . . .         13,064,814         6,825,485
                                                                                  ------------      ------------
INVESTMENT IN DIRECT FINANCING LEASES AND
    NOTES SECURED BY EQUIPMENT (Notes 2, 5, 6, 12 and 16):
    Receivable in installments (net of allowance of $2,497,916 (1994)
      and $1,210,125 (1993))  . . . . . . . . . . . . . . . . . . . . . . .        250,854,526       106,046,337
    Receivable in installments - related parties . . . . .  . . . . . . . .         16,427,684        19,285,865
    Residual valuation  . . . . . . . . . . . . . . . . . . . . . . . . . .          3,730,592         6,205,621
    Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (47,643,772)      (24,562,613)
                                                                                  ------------      ------------

    Net investment in direct financing leases and
         notes secured by equipment   . . . . . . . . . . . . . . . . . . .        223,369,030       106,975,210
                                                                                  ------------      ------------

OTHER RECEIVABLES (Note 2):
    From sale of leases and notes secured by equipment  . . . . . . . . . .            911,585         2,860,329
    Patient service accounts receivable . . . . . . . . . . . . . . . . . .          3,667,123         3,258,270
    Notes collateralized by medical receivables . . . . . . . . . . . . . .          6,006,600         2,565,451
                                                                                  ------------      ------------
      Total other receivables   . . . . . . . . . . . . . . . . . . . . . .         10,585,308         8,684,050
                                                                                  ------------      ------------

EQUIPMENT ON OPERATING LEASES (Notes 2 and 5)
    (net of accumulated depreciation of $1,163,591 (1994) and
     $1,515,344 (1993)) . .   . . . . . . . . . . . . . . . . . . . . . . .          2,893,683         6,759,629
                                                                                  ------------      ------------
FURNITURE AND FIXTURES (Note 2)
    (net of accumulated depreciation of $525,032 (1994) and
    $513,600 (1993))  . . . . . . . . . . . . . . . . . . . . . . . . . . .            817,135         1,579,241
                                                                                  ------------      ------------
INVESTMENTS IN AND ADVANCES TO
    INVESTEES (Notes 2 and 6) . . . . . . . . . . . . . . . . . . . . . . .          4,646,382         5,578,500
                                                                                  ------------      ------------

GOODWILL, NET (Notes 2 and 15)  . . . . . . . . . . . . . . . . . . . . . .          2,024,253         1,956,239
                                                                                  ------------      ------------

OTHER ASSETS (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,834,972         6,603,606
                                                                                  ------------      ------------

      TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $265,949,346      $147,161,168
                                                                                  ============      ============





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                 JUNE 30,
                                                                                       ---------------------------
                                                                                           1994           1993
                                                                                       ------------   ------------
ACCOUNTS PAYABLE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 23,861,905   $  6,785,683
                                                                                       ------------   ------------

OTHER ACCRUED EXPENSES  . . . . . . . . . . . . . . . . . . . . . . . . . .               8,215,021      4,181,190
                                                                                       ------------   ------------

SHORT-TERM BANK BORROWINGS (Notes 7 and 12) . . . . . . . . . . . . . . . .              34,586,373     45,221,225
                                                                                       ------------   ------------

DEFERRED INCOME TAXES (Notes 2 and 9) . . . . . . . . . . . . . . . . . . .               2,329,205      4,481,289
                                                                                       ------------   ------------

LONG-TERM DEBT:
    Notes payable to bank . . . . . . . . . . . . . . . . . . . . . . . . .                                136,070
    Discounted receivables (primarily nonrecourse) (Notes 5, 8 and 16)  . .             148,851,584     51,691,297
    Convertible subordinated notes (Notes 8, 10 and 12) . . . . . . . . . .              14,112,000
                                                                                       ------------   ------------



      Total long-term debt, net   . . . . . . . . . . . . . . . . . . . . .             162,963,584     51,827,367
                                                                                       ------------   ------------

         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .             231,956,088    112,496,754
                                                                                       ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)

SHAREHOLDERS' EQUITY (Notes 10, 11 and 15):
    Preferred Stock, $10.00 par value; authorized,
      100,000 shares; no shares issued
    Common Stock, $.005 par value; authorized 13,000,000 shares,
    outstanding 6,567,295 shares (1994) and 6,530,295 shares (1993)   . . .                  32,836         32,652
    Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . .              28,155,502     27,941,466
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,804,920      6,690,296
                                                                                       ------------   ------------

         TOTAL SHAREHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . .              33,993,258     34,664,414
                                                                                       ------------   ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   . . . . . . . . . . .            $265,949,346   $147,161,168
                                                                                       ============   ============





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED JUNE 30,
                                                                     ------------------------------------------------
                                                                         1994               1993               1992
                                                                     -----------         -----------      -----------
Finance and Other Income (Note 2)
    Amortization of finance income  . . . . . . . . . . . . .        $18,264,742         $10,826,020      $10,130,255
    Receivables financing income  . . . . . . . . . . . . . .          1,461,677           1,295,514          552,873
    Net operating lease income  . . . . . . . . . . . . . . .            359,353           1,447,264        1,146,471
    Gain on sale of financing transactions, net . . . . . . .            302,053           1,103,528        2,196,547
    Other income  . . . . . . . . . . . . . . . . . . . . . .            523,314             526,226          709,590
                                                                     -----------         -----------      -----------

    Finance and Other Income  . . . . . . . . . . . . . . . .         20,911,139          15,198,552       14,735,736
    Interest expense  . . . . . . . . . . . . . . . . . . . .          8,832,836           5,004,744        5,988,802
                                                                     -----------         -----------      -----------

Margins Earned  . . . . . . . . . . . . . . . . . . . . . . .         12,078,303          10,193,808        8,746,934
    Selling, General and Administrative expense . . . . . . .          7,765,112           5,734,981        3,832,384
                                                                     -----------         -----------      -----------

Earnings from Continuing Operations Before
  Provision for Income Taxes, Equity in Net Earnings (Loss)
  of Investees and Discontinued Operations  . . . . . . . . .          4,313,191           4,458,827        4,914,550
    Provision for Income Taxes (Notes 2 and 9)  . . . . . . .          1,811,540           1,828,118        2,014,965
                                                                     -----------         -----------      -----------

Earnings from Continuing Operations Before Equity in Net
  Earnings (Loss) of Investees and Discontinued Operations  .          2,501,651           2,630,709        2,899,585
Equity in Net Earnings (Loss) of Investees  . . . . . . . . .           (242,150)            (50,547)         153,314
                                                                     -----------         -----------      -----------

Earnings from Continuing Operations . . . . . . . . . . . . .          2,259,501           2,580,162        3,052,899

  Discontinued Operations (Note 3):

  Loss From discontinued operations net of tax
    of $51,000 (1994), $1,064,529 (1993)  and $301,760 (1992)             74,000           1,497,398          345,743
  Loss on disposal of discontinued operations, net of tax
    of $2,212,536 (1994) and $295,200 (1993)  . . . . . . . .          3,070,877             424,800
                                                                     -----------         -----------      -----------
  Loss from Discontinued Operations . . . . . . . . . . . . .          3,144,877           1,922,198          345,743
                                                                     -----------         -----------      -----------

Net Earnings (Loss) . . . . . . . . . . . . . . . . . . . . .           (885,376)        $   657,964      $ 2,707,156
                                                                     ===========         ===========      ===========

Net Earnings (Loss) Per Common and Common
  Equivalent Share (Note 2):
    From Continuing Operations  . . . . . . . . . . . . . . .        $      0.34         $      0.39      $      0.57
    From Discontinued Operations  . . . . . . . . . . . . . .              (0.47)              (0.29)           (0.06)
                                                                     -----------         -----------      -----------

Net Earnings (Loss) Per Share . . . . . . . . . . . . . . . .        $     (0.13)        $      0.10      $      0.51
                                                                     ===========         ===========      ===========

Weighted Average Number of Common and Common
  Equivalent Shares Outstanding (Note 2)  . . . . . . . . . .          6,717,000           6,601,000        5,353,000


  The accompanying notes are an integral part of these consolidated financial statements.

                          DVI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                      COMMON STOCK
                                                        $.005 PAR                                          TOTAL
                                                   --------------------      ADDITIONAL   RETAINED     SHAREHOLDERS'
                                                    SHARES       AMOUNT        CAPITAL    EARNINGS        EQUITY
                                                   --------      ------     ------------  ---------    -------------
BALANCE AT JULY 1, 1991 . . . . . . . . . . .      4,986,423     $24,932    $12,762,695   $3,325,176    $16,112,803
    Issuance of common stock upon
      exercise of stock options   . . . . . .         18,705          94         57,554                      57,648
    Increase as a result of subsidiary's sale
      of stock, net of income taxes   . . . .                                 1,210,958                   1,210,958
    Income tax benefit arising from
      the exercise of nonstatutory stock
      options and disposition of common
      stock acquired by option  . . . . . . .                                   144,998                     144,998
    Issuance of common stock  . . . . . . . .      1,525,000       7,625     13,764,729                  13,772,354
    Net earnings  . . . . . . . . . . . . . .                                              2,707,156      2,707,156
                                                   ---------     -------    -----------   ----------    -----------
BALANCE AT JUNE 30, 1992  . . . . . . . . . .      6,530,128      32,651     27,940,934    6,032,332     34,005,917
    Issuance of common stock upon
      exercise of stock options   . . . . . .            167           1            532                         533
    Net earnings  . . . . . . . . . . . . . .                                                657,964        657,964
                                                   ---------     -------    -----------   ----------    -----------
BALANCE AT JUNE 30, 1993  . . . . . . . . . .      6,530,295      32,652     27,941,466    6,690,296     34,664,414
    Issuance of common stock upon
      exercise of stock options   . . . . . .         37,000         184        214,036                     214,220
    Net loss  . . . . . . . . . . . . . . . .
                                                                                            (885,376)      (885,376)
                                                   ---------     -------    -----------   ----------    -----------
BALANCE AT JUNE 30, 1994  . . . . . . . . . .      6,567,295     $32,836    $28,155,502   $5,804,920    $33,993,258
                                                   =========     =======    ===========   ==========    ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED JUNE 30,
                                                                 -------------------------------------------------
                                                                     1994               1993              1992
                                                                 ------------       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss) . . . . . . . . . . . . . . . . . .     $   (885,376)       $   657,964        $ 2,707,156
                                                                ------------        -----------        -----------

    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
          Equity in net loss (earnings) of investees  . . .          242,150             16,780           (244,053)
          Gain on sale of common stock of investee  . . . .                                               (135,942)
          Minority interest in subsidiaries   . . . . . . .                            (132,404)           (61,827)
          Depreciation and amortization   . . . . . . . . .        1,902,873          4,515,108          3,600,621
          Additions to allowance accounts, net  . . . . . .          979,210          1,153,585            897,085
          Deferred income taxes   . . . . . . . . . . . . .       (2,152,084)           228,923          1,359,726
          Provision for discontinued operations   . . . . .        1,865,500            720,000
          Loss on disposition of assets . . . . . . . . . .        3,542,913
          Changes in assets and liabilities (net of effects
            from purchase of acquired entities):
          (Increases) decreases in:
            Restricted cash . . . . . . . . . . . . . . . .       (6,239,329)        (2,821,330)           526,568
            Accounts receivable . . . . . . . . . . . . . .       (4,489,680)        (4,016,448)        (2,584,661)
            Receivables from sale of leases
              and notes secured by equipment  . . . . . . .        1,948,744          1,212,300          1,220,731
            Other assets  . . . . . . . . . . . . . . . . .         (679,089)        (4,207,045)         2,155,368
          Increases (decreases) in:
            Accounts payable  . . . . . . . . . . . . . . .       16,531,725           (475,490)           178,729
            Other accrued expenses  . . . . . . . . . . . .
                                                                     409,889            116,464          1,513,983
                                                                ------------        -----------        -----------
          Total adjustments . . . . . . . . . . . . . . . .       13,862,822         (3,689,557)         8,426,328
                                                                ------------        -----------        -----------
       Net cash provided by (used in)
           operating activities . . . . . . . . . . . . . .       12,977,446         (3,031,593)        11,133,484
                                                                ------------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of equipment acquired . . . . . . . . . . . . . .     (149,027,781)       (62,633,598)       (41,396,620)
     Receipts in excess of amounts included in income . . .       34,263,640         28,288,380         22,829,899
     Furniture and fixtures additions . . . . . . . . . . .           17,606         (1,095,433)          (329,317)
     Investments in common and preferred stock
      of investees  . . . . . . . . . . . . . . . . . . . .          149,998         (1,399,614)        (1,230,000)
     Amounts received from minority partners  . . . . . . .                             116,944            140,000
     Payment for purchase of acquired entities  . . . . . .                          (1,435,720)        (2,017,055)
     Cash proceeds from sale of assets   . . . . . . . . . .         125,000
     Cash received from sale of common and preferred
      stock of investee   . . . . . . . . . . . . . . . . .
                                                                     540,000                               675,942
                                                                ------------        -----------        -----------
     Net cash used in investing activities  . . . . . . . .     (113,931,537)       (38,159,041)       (21,327,151)
                                                                ------------        -----------        -----------

                                  (Continued)

                           DVI, INC. AND SUBSIDIARIES

                                                                                YEAR ENDED JUNE 30,
                                                                ------------------------------------------------
                                                                    1994               1993               1992
                                                                ------------       -------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuance of common stock   . . . . . . . . . . . . .
                                                                $                   $                $13,772,354
       Exercise of stock rights, options, warrants
          and sale of units   . . . . . . . . . . . . . . .          214,220
                                                                                            533           57,648
       Borrowings:
          Short-term  . . . . . . . . . . . . . . . . . . .      216,113,152         58,076,360       31,141,333
          Long-term, net of capitalized costs   . . . . . .      146,855,283         44,534,864         (283,517)
       Repayments:
          Short-term  . . . . . . . . . . . . . . . . . . .     (226,748,005)       (44,204,047)     (21,945,410)
          Long-term   . . . . . . . . . . . . . . . . . . .      (35,965,998)       (17,554,080)     (12,092,871)
                                                                ------------        -----------      -----------

       Net cash provided by financing activities  . . . . .      100,468,652         40,853,630       10,649,537
                                                                ------------        -----------      -----------
NET (DECREASE) INCREASE IN CASH
       AND CASH EQUIVALENTS   . . . . . . . . . . . . . . .         (485,439)          (337,004)         455,870
CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR  . . . . . . . . . . . . . . . . .        2,199,208          2,536,212        2,080,342
                                                                ------------        -----------      -----------

CASH AND CASH EQUIVALENTS,
       END OF YEAR  . . . . . . . . . . . . . . . . . . . .     $  1,713,769        $ 2,199,208      $ 2,536,212
                                                                ============        ===========      ===========
Cash paid during the year for:

    Interest  . . . . . . . . . . . . . . . . . . . . . . .     $  5,579,168        $ 5,137,310      $ 5,872,146
                                                                ============        ===========      ===========
    Income taxes  . . . . . . . . . . . . . . . . . . . . .     $    551,848        $ 1,087,436      $    34,229
                                                                ============        ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Assets acquired and liabilities assumed in connection with business acquisitions:

    Fair value of net assets acquired . . . . . . . . . . .     $  2,000,000        $ 1,906,008      $ 2,278,056
                                                                ============        ===========      ===========

    Liabilities assumed . . . . . . . . . . . . . . . . . .                         $   470,288      $   261,001
                                                                                    ===========      ===========








  The accompanying notes are an integral part of these consolidated financial statements.

During the year ended June 30, 1994 the following non-cash transactions occurred in conjunction with the disposal of the Company's healthcare operations segment (See Note 3).

Net assets sold or written off:
    Furniture and fixtures  . . . . . . . . . . . . . . . .       $  733,065
    Equipment on operating leases . . . . . . . . . . . . .        2,615,011
    Receivables . . . . . . . . . . . . . . . . . . . . . .        1,106,664
    Other assets, net . . . . . . . . . . . . . . . . . . .          686,842
                                                                  ----------
                                                                  $5,141,582
                                                                  ----------

Liabilities assumed by Company:
      Accounts payable  . . . . . . . . . . . . . . . . . .          544,500
      Accrued liabilities   . . . . . . . . . . . . . . . .        1,758,442
                                                                  ----------
                                                                   2,302,942
                                                                  ----------


Less proceeds:

      Cash  . . . . . . . . . . . . . . . . . . . . . . . .          125,000
      Notes receivable  . . . . . . . . . . . . . . . . . .        3,776,611
                                                                  ----------
                                                                   3,901,611
                                                                  ----------

Loss on disposal of assets                                        $3,542,913
                                                                  ==========


See Note 6 for discussion of additional noncash transactions.





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    GENERAL

DVI, Inc. (the "Company" or "DVI") is engaged in the business of providing equipment financing and related services for users of diagnostic imaging, radiation therapy and other medical technologies. The Company's customer base consists principally of outpatient healthcare providers, physician groups and hospitals. By the terms of the underlying financing contracts, the Company's customers are generally considered in default if payment on a contract has not been received. Equipment under direct financing leases and notes secured by equipment serve as collateral for unpaid contract payments. Receivables under medical receivables financing transaction serve as collateral for unpaid contract payments.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy - The consolidated financial statements include the accounts of DVI and its majority and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents - Cash equivalents include highly liquid securities with original maturities of 90 days or less.

Investment in Direct Financing Leases and Notes Secured by Equipment - At contract commencement, the Company records the gross contract receivable, initial direct costs, estimated residual value of the financed equipment, if any, and unearned income. At June 30, 1994 and 1993, unamortized initial direct costs amounted to $5,444,135 and $3,548,361, respectively. Initial direct costs are amortized over the life of the contract on the interest method which reflects a constant effective yield.

Receivables from Sale of Leases and Notes Secured by Equipment - The receivables from sale of leases and notes secured by equipment primarily relate to the sale of financing transactions which were complete as of the end of the respective period.

Patient service accounts receivable - Patient service accounts receivable relate to billings for services performed by the Company's discontinued healthcare segment of its business (See Note 3). The receivables have been stated at their estimated net realizable value at June 30, 1994 and 1993.

Notes collateralized by medical receivables - Notes collateralized by medical receivables consist of receivables purchased from unrelated entities (1993) and notes receivable resulting from working capital and other loans made to entities in the healthcare industry (1994). The purchased receivables are stated at the lower of the Company's cost or the estimated collectible value. The notes receivable are stated at the original issuance amount net of reserves for uncollectible amounts.

Equipment on Operating Leases - Leases which do not meet the criteria for direct financing leases are accounted for as operating leases. Equipment on operating lease are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the equipment. Rental income is recorded monthly on a straight-line basis. Initial direct costs directly associated with operating leases are deferred and amortized over the lease term on a straight-line basis.

Furniture and Fixtures - Furniture and fixtures are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives (generally five years).

Investments in and Advances to Investees - The investments in and advances to investees consist of common and nonvoting preferred equity interests in unconsolidated subsidiaries. Prior to fiscal 1994, the Company accounted for its investments in the common stock of these subsidiaries using the equity
method of accounting.   Subsequent to fiscal 1993, when the Company no longer
exerted significant influence over two of the investees, the Company began accounting for these two investees utilizing the cost method. The Company's common stock investment in the remaining investee is accounted for under the
equity method.   The investment in the investees accounted for under the cost
method are classified as held for sale and are stated at fair value.    The
investment in the common and preferred stock of the remaining entity has been classified as held for investment because the Company does not intend to dispose of its interest in the near term. The investment in the common stock of the remaining investee has been written down to zero to reflect the Company's cumulative share of equity losses in the investee. The investment in the preferred stock has been recorded at the lower of cost or estimated market value (See Note 6).

                           DVI, INC. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill - Goodwill at June 30, 1994 represents the estimated excess contingent purchase price over the net tangible assets stemming from the acquisition of Medical Equipment Finance Corporation ("MEF Corp."). (See Note 15.) Goodwill at June 30, 1993 represents the excess of the purchase price over the fair value of the net assets acquired in conjunction with the Company's healthcare segment. Goodwill relating to the acquisition of MEF Corp. is being amortized over a fifteen year period. Goodwill relating to the healthcare segment was written off during fiscal 1994 in conjunction with the change in estimate of the loss on discontinued operations (See Note 3). The Company evaluates the recoverability of its goodwill separately for each applicable business acquisition at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess is recorded at that time.

Other assets - Other assets consists primarily of equipment held for sale or release and is stated at the lower of cost or its estimated market value.

Debt Issuance Costs - Debt issuance costs related to securitizations and convertible subordinated notes are offset against the related debt and are being amortized over the life of the notes using the interest method.

Amortization of finance income - Amortization of finance income primarily consists of the amortization of unearned income which is recognized over the term of the contract on the interest method so as to approximate a level rate of return of the net investment. It also includes servicing fees earned for billing and collecting services related to the assets securitizations (See Note
8) and a gain on sale of residual interests of $799,661 during the fiscal year ended June 30, 1994.

Receivables Financing Income - Receivables financing income is primarily related to interest earned and fee income on notes collateralized by medical receivables; income generated from receivable purchases; and income from billing/collecting activities which the Company has curtailed. Interest income on loans is recognized as earned. Income from medical receivable purchases is recognized ratably as collections are made. Income from billing/collecting activities is recognized as services are performed.

Gain on Sale of Financing Transactions - Gains arising from the sale of direct financing leases and investments in notes secured by equipment occur when the Company obtains permanent funding through the whole loan sale of a transaction to a third party. Subsequent to a sale, the Company has no remaining interest in the transaction or equipment and no obligation to indemnify the purchaser in the event of a default on the transaction by the obligor, except when the sale agreement provides for limited recourse in which the Company guarantees reimbursement under the agreement up to specific maximum, which maximum is of nominal value. Consequently, in the event of default by the obligor, the lender would exercise its rights under the lien with no further recourse against the Company, notwithstanding any facts or circumstances that might promulgate the lender's assertion under representations and warranties made by the Company.

Taxes on Income - The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, in July 1992. The effect of the adoption of this change in accounting principle was not significant to the accompanying consolidated financial statements (See Note 9).

Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. Such differences arise principally in lease transactions in which the operating lease method of accounting is used for tax purposes and the financing lease method, as described above, is used for financial statement purposes. Under the operating lease method, leased equipment is recorded at cost and depreciated over the useful life of the equipment and lease payments are recorded as revenue when earned.

Net Earnings (Loss) Per Common and Common Equivalent Share - The net earnings
(loss) per common and common equivalent share are calculated using the weighted average number of common and common equivalent shares outstanding, except where antidilutive. For earnings from continuing operations in 1994 and net earnings in 1993 and 1992, common equivalent shares include shares issuable upon the exercise of stock options, rights and warrants less

                           DVI, INC. AND SUBSIDIARIES

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the number of shares assumed purchased with the proceeds available from the assumed exercise of the options, rights and warrants. Common equivalent shares have been excluded from the computation of net loss per common share in 1994, because their effect would be antidilutive. The proforma net earnings per share for the year ended June 30, 1992, assuming that the net proceeds of $13,772,354 from the Company's offering of its common stock were used to repay existing short-term debt under the Company's principal revolving credit facilities at the beginning of that year, is $.50 per share.

Recent Accounting Development - The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", as of July 1, 1994. The impact of the adoption did not have a material impact on the Company's operations.

Reclassifications - Certain amounts as previously reported have been reclassified to conform to the year ended June 30, 1994 presentation.

NOTE 3.    DISCONTINUED OPERATIONS

On June 30, 1993, the Company formally adopted a plan to divest substantially all of its healthcare operations.

The following table presents net revenues, losses and selected balance sheet information relating to the healthcare operations segment as of, and for the years ended, June 30, 1994, 1993 and 1992.

                                                                    1994            1993            1992
                                                                ------------     -----------     ------------
         Net service income . . . . . . . . . . . . . . .       $6,095,397       $6,455,932      $3,007,849
         Loss from discontinued operations,
            net of tax of $51,000 (1994), $1,064,529
           (1993) and $301,760 (1992) . . . . . . . . . .           74,000        1,497,398         345,743
         Loss on disposal of discontinued operations, net
            of tax $2,212,536 (1994) and $295,200 (1993)         3,070,877          424,800


         Net assets . . . . . . . . . . . . . . . . . . .        1,300,000        7,589,025       2,943,897

In June 1993, the Company adopted a formal plan to discontinue its DVI Healthcare Operations segment consisting of seven outpatient healthcare facilities which it operated or managed on a direct basis and one facility which was in the developmental stage and not yet in operation. At June 30, 1993 the Company established a reserve for the divestiture of the operations and recorded a loss on discontinued operations and disposal of discontinued operations of $1.9 million net of tax. This estimate was based on certain assumptions as to the likely timing of the divestitures, the estimated proceeds to be received upon the sale of certain of the facilities and the financial results of those operations pending divestiture. These operations have been reflected as discontinued operations in the Company's financial statements at June 30, 1992, 1993 and 1994. The pre-tax loss from discontinued operations of $3.3 million at June 30, 1993 was comprised of $2.6 million relating to actual and estimated losses from operations of this segment through the date of disposition and approximately $700,000 relating to estimated losses to be incurred upon the disposition of the segment's net assets.

At June 30, 1994, the Company had disposed or entered into definitive agreements to sell five of these outpatient healthcare facilities and had written off the investment and assets of the remaining two. In connection with the disposal of these facilities, the Company retained certain assets and liabilities of these facilities, primarily accounts receivable and accounts payable. The change in estimate reflects the complete disposal or write-off of the discontinued operations segment.

NOTE 4.    RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of cash and certificates of deposit maintained by the Company which are pledged as collateral for certain limited recourse borrowings related to direct financing leases, notes secured by equipment and operating leases.

                           DVI, INC. AND SUBSIDIARIES

NOTE 5.    INVESTMENT IN DIRECT FINANCING LEASES AND NOTES
           SECURED BY EQUIPMENT AND EQUIPMENT ON OPERATING LEASES

Receivables in installments are receivable in monthly installments of varying amounts and are collateralized by the underlying equipment. Receivables from operating leases relate to noncancellable operating leases and are receivable in monthly installments of varying amounts. Information regarding scheduled collections for direct financing leases, notes secured by equipment and operating leases are as follows:

                                                                  DIRECT FINANCING LEASES
                                                                     AND NOTES SECURED            OPERATING
                                                                        BY EQUIPMENT               LEASES
                                                                        ------------             ----------
   YEAR ENDING JUNE 30,
   --------------------
                1995  . . . . . . . . . . . . . . . . .                $ 75,248,978             $  462,004
                1996  . . . . . . . . . . . . . . . . .                  62,880,283                412,009
                1997  . . . . . . . . . . . . . . . . .                  54,643,515                304,034
                1998  . . . . . . . . . . . . . . . . .                  44,002,771                 82,500
                1999  . . . . . . . . . . . . . . . . .                  27,108,828
                Thereafter  . . . . . . . . . . . . . .                   5,895,751
                                                                       ------------             ----------
                                                                        269,780,126              1,260,547

                Residual valuation  . . . . . . . . . .                   3,730,592
                                                                       ------------             ----------
                Total . . . . . . . . . . . . . . . . .                $273,510,718              1,260,547
                                                                       ============             ==========

Residual valuation represents the estimated amount to be received at contract termination from the disposition of equipment financed under direct financing leases and notes secured by equipment. Amounts to be realized at contract termination depend on the fair market value of the related equipment and may vary from the recorded estimate. Residual values are reviewed on an annual basis to determine if the equipment's fair market value is below its recorded value.

At June 30, 1994, direct financing lease receivables amounting to $192,382,867 are assigned as collateral for the long-term debt (See Note 8).

                           DVI, INC. AND SUBSIDIARIES

NOTE 6.      INVESTMENTS IN AND ADVANCES TO INVESTEES

At June 30, 1994, the Company held investments in three entities, SMT Health Services, Inc. ("SMT"), Healthcare Imaging Services, Inc. ("HIS") and IPS Health Care, Inc. ("IPS") totalling approximately 15%, 18% and 22%, respectively, of the outstanding common stock of each entity. In September 1994, IPS merged with Diagnostic Imaging Services, which reduced the Company's common stock ownership from approximately 22% to 10%. At that time, the Company began accounting for its investment in IPS on a cost basis.

The investments in these entities originally consisted of investments in
nonvoting, convertible preferred stock and voting common stock.   Subsequent to
the Company's investment in SMT and HIS, those entities issued and sold shares of their common stock in public offerings to the public. As a result of these public offerings, the Company increased the basis of its investment in these entities to reflect the public offering price (See Note 2). During fiscal 1991, the Company converted its preferred stock of HIS to common stock and then sold the common stock on the open market for a gain of $135,942. During fiscal 1994, the Company sold its preferred stock in SMT for $540,000 at no gain or loss. After giving effect to the above transactions and the equity in the earnings (losses) of the investees recorded by the Company, the Company's remaining interest in SMT and HIS represents investments in common stock totalling $2.2 million. The Company's investments in common stock of all of these unconsolidated entities have historically been accounted for using the equity method of accounting because the Company maintained significant influence over the investees.

As a part of the Company's overall strategy to operate exclusively as a financial services company, the Company initiated a process to divest of its interests in these investees. As a part of this process, during each of the three months ended December 31, 1993 and March 31, 1994, the Company completed a series of steps which significantly diminished its influence over SMT and
HIS, respectively.   These steps included, among other things, arrangements
with both SMT and HIS to have all existing financing transactions between DVI and the related entity refinanced through third party lenders and relinquishment by DVI of its first right of refusal to finance all future equipment purchases made by the entities. The Company also agreed that, upon completion of the refinancings, it would relinquish its representation on the respective investees' Boards of Directors and sell the common shares it owns in each investee. Finally, during the refinancing process, DVI agreed to vote its common shares consistent with each of the investees' management. As a result of the Company's significant decline in influence over HIS and SMT, the Company's investments in those entities have been accounted for on a cost basis since January 1, 1994 for SMT and April 1, 1994 for HIS. Had the Company continued to account for these investees on the equity method, the net loss for the year ended June 30, 1994 would have increased by $236,000, before offsetting any losses due to a mark to market adjustment. Prior to these dates, the Company accounted for its investments in HIS and SMT under the equity method due to factors that existed which the Company believes yielded it significant influence on the operating and financial policies of these investees. These factors included the Company providing a significant portion of the investees' equipment financing, the Company's right of first refusal to finance all the investees' equipment purchases and the Company's representation on the investees' Boards of Directors allowing voting power relating to mergers, major dispositions of assets and liquidations. The Company's investment in the equity of the common stock of IPS continued to be accounted for under the equity method until September 1994 when the Company's ownership of IPS declined to approximately 10% and its influence over IPS declined significantly. Subsequent to the merger of IPS and DIS, the Company will use the cost method to account for its investment in DIS. Any impairment in the value of these investments is recorded at the time of reduction.

Subsequent to the Company's initial investment in IPS, the Company made additional investments in common and preferred stock of IPS, financed various leasing transactions for MRI and other equipment and entered into several restructuring agreements with IPS as follows:

In August 1992, due to severe cash flow difficulties experienced by IPS, the Company restructured certain debt of IPS. The restructuring of debt included, among other things, the reduction of interest rates on four transactions, extension of payment terms on certain direct finance lease receivables, the transfer of direct patient billing and collection process to a wholly owned subsidiary of the Company, the issuance of a working capital line of credit to IPS, an agreement for IPS to provide consulting services to DVI, and the appointment of two of the Officers of the Company to IPS's

                           DVI, INC. AND SUBSIDIARIES

NOTE 6.      INVESTMENTS IN AND ADVANCES TO INVESTEES (CONTINUED)

Board of Directors. At the same time, the Company acquired 730,768 shares of restricted IPS common stock from persons affiliated with the Company in exchange for $137,019 which represented the fair value of the common stock as agreed to by the parties.

In September 1992, one of the Company's wholly owned subsidiaries acquired 700,000, 725,000 and 420,000 shares of IPS's Series B, C and D convertible preferred stock, respectively for $1.00 per share. On November 12, 1992, an additional 637,000 shares of Series E convertible preferred stock were acquired from IPS for $1.00 per share. The preferred stock, with an aggregate value of $2,482,000, was issued in exchange for cash of $1.12 million, exchange of debt of $725,000 and imaging equipment valued at $637,000.

In September 1994, following the completion of a merger agreement between IPS and Diagnostic Imaging Services, Inc., an unaffiliated entity, the Company entered into an Agreement for the Exchange of Stock and Assets. The agreement provided for the exchange of all the then outstanding preferred stock of IPS owned by DVI for a new series of preferred stock (Series F). The agreement also provided for the exchange of certain debt with a carrying value of $4 million, assumption by DVI of certain assets and liabilities of IPS valued at approximately $164,000, the return of certain equipment under leases with IPS to DVI valued at approximately $2,164,000 and the issuance of Series G preferred stock of IPS valued at $2,000,000. The Company did not record a gain or loss on any of the restructuring transactions.

The Series F and G preferred stock have liquidation preferences at $1.00 per share, are redeemable at the option of IPS at $1.00 per share plus accrued dividends, are convertible into common stock of IPS at $2.42 per share for Series F and $1.00 per share for Series G, and are entitled to annual cumulative dividends ranging from $.05 per share to $.10 per share. In addition, the majority shareholder of IPS has the right to repurchase the Series F and G preferred stock at $4,482,000 through September 2001.

                           DVI, INC. AND SUBSIDIARIES

NOTE 7.    SHORT-TERM BANK BORROWINGS

At October 3, 1994, the Company had available to it an aggregate of $162.5 million in interim funding facilities. The Company's primary credit facility, pursuant to a revolving credit agreement with a syndicate of banks (the "Bank Revolving Credit Agreement"), provides for the borrowings of up to $79.0 million. Borrowings under this facility bear interest at the Company's option at either a variable rate equal to 25 basis points over the prime rate established by National Westminster Bank USA or a variable rate equal to 200 basis points over a 30, 60 or 90-day LIBOR rate. The Revolving Credit Agreement is renewable annually at the bank syndicate's discretion. The credit agreement also provides that if the banks elect not to renew the facility at the end of its stated term, then outstanding loans automatically convert to four-year amortizing term loans at slightly higher interest rates. The Company also has a $75.0 million interim funding facility with Prudential Securities Realty Funding Corporation (the "Prudential Facility"). This interim funding facility is available for certain transactions which are to be securitized under specified terms and bear interest at a variable rate equal to 90 basis
points over the 30 day LIBOR rate.   The Company also has $8.5 million of
additional interim funding facilities with other financial institutions. The Bank Revolving Credit Agreement prohibits the Company from paying dividends other than dividends payable solely in shares of the Company's common stock. Additionally, the Bank Revolving Credit Agreement limits borrowings to specified levels determined by ratios based on the Company's tangible net worth and, under certain circumstances to use specified percentages of internally
generated funds to pay for equipment purchases.   At June 30, 1994, an
aggregate of approximately $34.6 million was outstanding under the Company's interim credit facilities and $97.9 million was available.

                           DVI, INC. AND SUBSIDIARIES

NOTE 8.    LONG-TERM DEBT

The discounted receivables are payable to financial institutions, relate to the discounting of direct financing lease obligations and notes secured by equipment primarily on a limited or nonrecourse basis, and are collateralized by the underlying equipment receivables (See Note 5).

Future annual maturities of discounted receivables, net of capitalized issuance costs of $2,586,379 are as follows.

   YEAR ENDING JUNE 30,
   --------------------
   1995           . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 35,215,830
   1996           . . . . . . . . . . . . . . . . . . . . . . . . . . .      36,206,157
   1997           . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,641,743
   1998           . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,478,346
   1999           . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,324,414
   Thereafter     . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,985,094
                                                                           ------------

            Total   . . . . . . . . . . . . . . . . . . . . . . . . . .    $148,851,584
                                                                           ============

Of the total discounted receivables, $148.4 million has been permanently funded through three asset securitization which were initiated during fiscal years 1992 through 1994. Debt under these securitizations are limited recourse, bear interest at rates ranging between 5.34% to 7.67% and are serviced by the Company. The agreements require that the Company comply with certain servicing requirements as defined in the related securitization agreement, require limited collateral in the form of cash (See Note 4) or residual interests. Total collateral required under these arrangements amounted to $7.4 million at June 30, 1994.

Under the Company's most recent asset securtization, permanent funding was secured for $75.7 million of financing transactions. Approximately $55.5 was utilized for financing transactions completed as of June 30, 1994. The remaining $20.2 million was received subsequent to June 30, 1994, as the underlying financing agreements were originated.

In June 1994, the Company completed a $14,112,000, net of issuance costs totalling $888,000, private placement of convertible subordinated notes. The Convertible Subordinated Notes are convertible into common shares at $10.60 per share at the discretion of the noteholders, bear interest at a rate of 9 1/8% payable in quarterly installments of interest only and mature in June 2002.

NOTE 9.     INCOME TAXES

The provision for income taxes is comprised of the following:

                                                                                   JUNE 30,
                                                                ---------------------------------------------
                                                                   1994             1993            1992
                                                                -----------      -----------     -----------
   Currently payable  . . . . . . . . . . . . . . . . . .       $2,623,340       $  608,998      $  353,479
   Deferred   . . . . . . . . . . . . . . . . . . . . . .         (811,800)       1,219,120       1,661,486
                                                                ----------       ----------      ----------

        Total   . . . . . . . . . . . . . . . . . . . . .       $1,811,540       $1,828,118      $2,014,965
                                                                ==========       ==========      ==========

                           DVI, INC. AND SUBSIDIARIES

NOTE 9.    INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to earnings from continuing operations is as follows:

                                                                              YEAR ENDED JUNE 30,
                                                                ---------------------------------------------
                                                                   1994              1993           1992
                                                                ----------       ------------   -----------
   Provision for income taxes at
      the federal statutory rate  . . . . . . . . . . . .      $1,509,617       $1,516,001       $1,670,947
   State income taxes, net of
      federal tax benefit   . . . . . . . . . . . . . . .         298,904          312,327          271,267
   Other      . . . . . . . . . . . . . . . . . . . . . .           3,019             (210)          72,751
                                                               ----------       ----------       ----------

        Total   . . . . . . . . . . . . . . . . . . . . .      $1,811,540       $1,828,118       $2,014,965
                                                               ==========       ==========       ==========

The major components of the Company's net deferred taxes of $2,329,205 and $4,481,289 at June 30, 1994 and 1993, respectively, are as follows:

                                                                1994                    1993
                                                              --------               ----------
         Accumulated depreciation . . . . . . . . . .      $23,214,892            $20,343,031
         Deferred recognition of lease income . . . .      (18,023,343)           (13,521,028)
         Net operating loss carryforwards and
            alternative minimum tax credits . . . . .         (699,428)            (1,773,334)
         Gain on investment . . . . . . . . . . . . .          696,679                841,514
         Allowances for uncollectible receivables . .         (953,372)              (544,412)
         State income taxes . . . . . . . . . . . . .         (379,195)              (356,658)
         Reserve for discontinued operations and
           loss on disposal . . . . . . . . . . . . .      $ 1,193,420               (302,400)
         Other  . . . . . . . . . . . . . . . . . . .         (333,608)              (205,424)
                                                           -----------            -----------
            Total . . . . . . . . . . . . . . . . . .      $ 2,329,205            $ 4,481,289
                                                           ===========            ===========

Including in the tax benefit for discontinued operations in fiscal 1994 of $2,263,536 are net deferred assets of approximately $1,340,000 which are expected to reverse during fiscal 1995.

At June 30, 1994, the Company has federal alternative minimum tax credit carryforwards of $699,428 available to offset future taxable income.

                           DVI, INC. AND SUBSIDIARIES

NOTE 10.  SHAREHOLDERS' EQUITY

Prior to June 30, 1994, the Company issued warrants to purchase a total of 80,000 common shares at prices between $7.625 and $8.375 per share to all non-employee Directors of the Company and warrants to an unrelated party to purchase up to 35,000 common shares at $8.50 per share. Additionally, in fiscal 1992, the Company issued warrants to purchase up to 200,000 shares of the Company's common stock at $18.00 per share to an underwriter as compensation for investment banking services. No compensation expense was recognized as a result of this transaction. The warrants vest at various dates through November 1996 and expire at various dates through 2003. At June 30, 1994, warrants for 280,000 common shares were exercisable and none of the warrants had been exercised.

In February 1991, the Company issued 575,000 units at $10.50 per unit (consisting of 575,000 shares of the Company's common stock and redeemable warrants to purchase 575,000 shares of the Company's common stock at $12.00 per share) to the public for total proceeds of $6,037,500 before net offering costs of $999,875. As of June 30, 1994, none of these warrants had been exercised. The warrants expire in February 1996, and are redeemable by the Company provided certain conditions are met. In addition, the underwriter has an option to purchase an additional 50,000 units at $12.60 per share. The underwriter's option is exercisable during a three-year period commencing February 7, 1993.

In June 1994, the Company issued convertible subordinated notes to related and unrelated parties which are convertible at the option of the holder into 1,415,094 shares of common stock at $10.60 per share (See Note 8 and 12).

NOTE 11.         STOCK OPTION PLAN

The Company has a stock option plan which currently provides for the granting of options to employees to purchase up to 950,000 shares of the Company's common stock at the fair market value at the date of grant. Options granted under the plan generally vest over three to five years from the date of grant and expire ten years after the date of the grant. Any unexercised options are canceled ninety days subsequent to the termination of the employee and are returned to the plan.

The following table summarizes the activity under the plan for the periods indicated:


                                                                              OPTIONS             EXERCISE PRICE
                                                                            OUTSTANDING             PER SHARE
                                                                            -----------           --------------
   Outstanding at July 1, 1991  . . . . . . . . . . . . . . . . . .           314,170            $1.44 - $13.38
   Granted    . . . . . . . . . . . . . . . . . . . . . . . . . . .           171,000             8.25 -  13.50
   Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (18,705)            1.82 -   9.63
   Canceled   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (41,293)
                                                                              -------            --------------

   Outstanding at June 30, 1992   . . . . . . . . . . . . . . . . .           425,172             1.44 -  13.50
   Granted    . . . . . . . . . . . . . . . . . . . . . . . . . . .           158,600             5.00 -  13.50
   Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (167)            3.19
   Canceled   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (47,500)
                                                                              -------            --------------

   Outstanding at June 30, 1993   . . . . . . . . . . . . . . . . .           536,105             1.44 -  13.50
   Granted    . . . . . . . . . . . . . . . . . . . . . . . . . . .           399,625             7.00 -  10.38
   Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (37,000)            3.00 -   8.38
   Canceled   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (88,868)
                                                                              -------            --------------

   Outstanding at June 30, 1994   . . . . . . . . . . . . . . . . .           809,862            $1.44 - $13.50
                                                                              =======            ==============

As of June 30, 1994, options to purchase 285,682 shares were exercisable.

                           DVI, INC. AND SUBSIDIARIES

NOTE 12.   RELATED PARTY TRANSACTIONS

Until March 31, 1994, a shareholder/director of the Company was also a director of a bank which provides the Company with short-term bank borrowings. The Company had short-term borrowings from the bank amounting to $2,907,696 and $2,181,099 at June 30, 1994 and 1993, respectively (See Note 7).

At June 30, 1994 and 1993, receivables in installments from investees totalled $16,427,684 and $19,285,865, respectively (See Note 3).

During the year ended June 30, 1994, the Company entered into various agreements with an investee which are described in Note 6.

During the year ended June 30, 1994, the Company issued convertible subordinated notes totalling $9,550,000 to related parties (See Notes 8 and 10).

NOTE 13.         COMMITMENTS AND CONTINGENCIES

Facility Leases - The Company leases its facilities under noncancelable operating leases with terms in excess of one year. The lease for the Company's principal facility expires in May 1995 and provides for fixed increased periodic rentals which are being recognized on a straight-line basis over the lease term. Rent expense for the years ended June 30, 1994, 1993 and 1992 amounted to $462,731, $715,246 and $272,895, respectively. Future minimum lease payments under these leases are as follows:


                                                                           FUTURE MINIMUM
           YEAR ENDING JUNE 30,                                             LEASE PAYMENTS
           --------------------                                            ----------------
              1995  . . . . . . . . . . . . . . . . . . . . . . . .             $  662,959
              1996  . . . . . . . . . . . . . . . . . . . . . . . .                393,324
              1997  . . . . . . . . . . . . . . . . . . . . . . . .                270,419
              1998  . . . . . . . . . . . . . . . . . . . . . . . .                130,985
              1999  . . . . . . . . . . . . . . . . . . . . . . . .                108,800
              Thereafter  . . . . . . . . . . . . . . . . . . . . .                329,905
                                                                                ----------

                 Total  . . . . . . . . . . . . . . . . . . . . . .             $1,896,392
                                                                                ==========

Commitments - Under certain limited recourse agreements, the Company may be required to provide for losses incurred on uncollected lease receivables previously collateralized. At June 30, 1994, the maximum contingent liability under the limited recourse agreements amounted to $28,002,976. This contingent liability, however, could be offset by any proceeds received from the resale or remarketing of available equipment financed under the agreements.

Litigation - The Company is involved in litigation both as a plaintiff and defendant in matters arising out of the Company's normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on the consolidated financial statements of the Company.

NOTE 14.   BENEFIT PLANS

The Company maintains and administers an Employee Savings Plan pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by the Company's Board of Directors. The Company contributed $48,673, $21,493 and $9,245 to the Plan during the years ending June 30, 1994, 1993 and 1992, respectively.

                           DVI, INC. AND SUBSIDIARIES

NOTE 15.   ACQUISITIONS

In February 1992 the Company purchased from IPS Health Care, Inc. an interest in a joint venture for $967,778 in cash and the assumption of $131,512 in liabilities. The Company's interest in this joint venture was included in the Company's healthcare operations segment which was discontinued as of June 30, 1993 (See Note 3).

In January 1993, the Company acquired the outstanding shares of Medical Equipment Finance Corporation ("MEF Corp."), which had only intangible assets at the date of acquisition. Under the terms of the purchase agreement, the purchase price is payable before October 15, 1998 in cash or common stock of DVI, as elected by the Company. The purchase price is contingent and is to be determined as a percentage of the after-tax earnings of the acquired entity during the sixty-six month period following the date of acquisition, consequently, no amounts were recorded at the date of acquisition. At June 30, 1994, no amounts were earned under the contract, however, at that time the Company accrued $2 million as costs in excess of net assets acquired (goodwill) which represents the Company's estimate of the minimum amount to be payable to former shareholders of MEF Corp. Had the acquisition occurred on July 1, 1992, the impact on the operations of the Company would not have been significant.

During the year ended June 30, 1994, management entered into negotiations with the former shareholders of MEF Corp. to revise certain terms of the purchase agreement. At June 30, 1994, these negotiations had not been finalized, however, the parties have agreed that in the event of a change in control of the Company (as defined), the former shareholders of MEF Corp. will receive 400,000 shares of the Company's common stock.

In February 1994, the Company acquired the outstanding shares of Medical Device Capital Company ("MDCC") . Under the terms of the purchase agreement, the purchase price is payable before October 15, 1999 in cash or common stock of DVI, as elected by the Company. The purchase price, is contingent, and is to be determined by a percentage of the after-tax earnings of the acquired entity during the sixty-four month period following the date of acquisition. Had this acquisition occurred on July 1, 1993, the impact on the operations of the Company would not have been significant. At June 30, 1994, no amounts were earned under the contract and due to the uncertainty of any future contingent payments no amounts have been accrued under such agreement.

During the year ended June 30, 1994, the Company acquired additional shares of IPS Health Care, Inc. preferred stock. (See Note 6.)

NOTE 16.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosures About Fair Value of Financial Instruments, a summary of the estimated fair value of the Company's consolidated financial instruments at June 30, 1994 is presented below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                           DVI, INC. AND SUBSIDIARIES

NOTE 16.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)


                                                                                     June 30, 1994
                                                                     --------------------------------------------
                                                                         Carrying                  Estimated Fair
                                                                           Amount                      Value
Assets:
    Receivable in installments (excluding investment
         in direct financing leases)  . . . . . .                    $ 81,732,962                  $ 85,022,168

Liabilities:
    Discounted receivables    . . . . . . . . . .                    $148,851,584                  $146,999,444

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, receivables from sale of leases and notes secured by equipment, patient service accounts receivable, notes collateralized by medical receivables, investment in subordinated notes, accounts payable, other accrued expenses, short-term bank borrowings, convertible subordinated notes and deferred income taxes approximate fair values at June 30, 1994.

The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Receivable in installments:

The fair value of the financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of June 30, 1994. The Company believes that the risk factor embedded in the entry-value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry-value basis. In accordance with SFAS 107, the Company has excluded receivables from lease contracts of approximately $141.6 million from the receivable in installments fair value calculation. Additionally, the receivable in installments - related parties balances relates exclusively to lease receivables and has therefore been excluded from the Company's fair value calculation.

Discounted receivables:

The fair value of discounted receivables, related to the securitization of leases and notes, was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities.

The fair value estimates presented herein were based on information available as of June 30, 1994. Although the Company is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since June 30, 1994; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                           DVI, INC. AND SUBSIDIARIES

                           DVI, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the fiscal years ended June 30, 1994 and 1993:


                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                    SEPTEMBER 30      DECEMBER 31       MARCH 31       JUNE 30
                                                   --------------    -------------     ----------     ---------
                                                                   (In thousands, except per share data)
FISCAL 1994
- - -----------
Finance and other income  . . . . . . . . . .             $4,262        $4,567         $5,523         $6,559
Margins earned  . . . . . . . . . . . . . . .              2,646         2,675          3,132          3,625
Earnings from continuing operations
    before provision for income taxes,
    equity in net earnings (loss) of investees
    and discontinued operations . . . . . . .                634         1,006          1,232          1,441
Earnings from continuing operations . . . . .                330           447            646            837
Loss from discontinued operations . . . . . .                -0-           -0-            -0-         (3,145)
Net earnings (loss) . . . . . . . . . . . . .                330           447            646         (2,308)
Net earnings (loss) per common and
    common equivalent share:
    From continuing operations  . . . . . . .                .05           .07            .10            .12
    From discontinued operations  . . . . . .                -0-           -0-            -0-           (.47)
                                                          ------        ------         ------         ------
    Net earnings (loss) per share . . . . . .             $  .05        $  .07         $  .10         $ (.35)
                                                          ======        ======         ======         ======


                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                    SEPTEMBER 30     DECEMBER 31      MARCH 31         JUNE 30
                                                   --------------   -------------    ----------       ---------
                                                                (In thousands, except per share data)

FISCAL 1993
- - -----------
Finance and other income  . . . . . . . . . .         $4,321           $3,341          $3,654           $3,883
Margins earned  . . . . . . . . . . . . . . .          3,108            2,167           2,516            2,403
Earnings from continuing operations
      before provision for income taxes,
      equity in net earnings (loss) of
       investees and discontinued
       operations . . . . . . . . . . . . . .          1,896              903           1,038              622
Earnings from continuing operations . . . . .          1,172              498             562              348
Loss from discontinued operations . . . . . .           (275)            (261)           (520)            (866)
Net earnings (loss) . . . . . . . . . . . . .            897              237              42             (518)
Net earnings (loss) per common and
   common equivalent share:
      From continuing operations                        $.18             $.08          $  .08           $  .05
      From discontinued operations                    $ (.04)          $ (.04)         $ (.08)          $ (.13)
                                                      ------           ------          ------           ------
      Net earnings per share                          $  .14           $  .04          $  .00            ($.08)
                                                      ======           ======          ======           ======

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's Directors is incorporated herein by reference to the Company's definitive proxy statement filed on October 28, 1994, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed on October 28, 1994 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed on October 28, 1994, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed on October 28, 1994, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) Financial Statements:

        See Index to Consolidated Financial Statements included as part of this Form 10-K at Page 25.

    (2) Financial Statement Schedules:

            SCHEDULE                                                                                   PAGE
            NUMBER                DESCRIPTION                                                         NUMBER
            ------                -----------                                                         ------
              II.                 Amounts Receivable From Related Parties and Underwriters,
                                  Promoters and Employees Other Than Related Parties  . . . . . . . .    51
              IV.                 Indebtedness of and to Related Parties - Not Current  . . . . . . .    53
            VIII.                 Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . .    54
              IX.                 Short-Term Borrowings . . . . . . . . . . . . . . . . . . . . . . .    55
               X.                 Supplementary Income Statement Information  . . . . . . . . . . . .    56

        All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

    (3) Exhibits:

        See Index to Exhibits as part of Item 8 of this Form 10-K on Pages
        57-59.

(B)  REPORTS ON FORM 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DVI, INC.
                                                  (Registrant)


Date:    June 16, 1995             By: /s/DAVID L. HIGGINS
                                       -----------------------------------------
                                       David L. Higgins, Chief Executive Officer

                                   DVI, INC.

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,

               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


                                                                               DEDUCTIONS
                                    BALANCE AT                        ----------------------------             (1)
                                    BEGINNING                           AMOUNTS         AMOUNTS         BALANCE AT
NAME OF DEBTOR                       OF YEAR          ADDITIONS        COLLECTED     WRITTEN  OFF      END OF YEAR
- - --------------                      --------          ---------        ---------     -------------     -----------
YEAR ENDED JUNE 30, 1992:

SMT Health Services, Inc.            $ 2,583,355      $ 8,927,669      $ 3,618,991    $                $ 7,892,033
                                     ===========      ===========      ===========    ==========       ===========

YEAR ENDED JUNE 30, 1993:

SMT Health Services, Inc.            $ 7,892,033      $ 9,727,103      $ 7,581,451    $   -0-          $10,037,685
IPS Health Care, Inc.                  3,755,049                           756,654                       2,998,395
Healthcare Imaging Services, Inc.      3,519,830        5,883,958        3,154,003                       6,249,785
                                     -----------      -----------      -----------    ----------       -----------
                                     $15,166,912      $15,611,061      $11,492,108    $                $19,285,865
                                     ===========      ===========      ===========    ==========       ===========


YEAR ENDED JUNE 30, 1994:

SMT Health Services, Inc.            $10,037,685      $ 5,790,377      $ 7,043,333    $   -0-          $ 8,784,729
IPS Health Care, Inc.                  2,998,395          130,438          864,759                       2,264,074
Healthcare Imaging Services, Inc.      6,249,785        2,031,852        2,902,756                       5,378,881
                                     -----------      -----------      -----------    ----------       -----------
                                     $19,285,865      $ 7,952,667      $10,810,848    $                $16,427,684
                                     ===========      ===========      ===========    ==========       ===========


                                   DVI, INC.

    SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,

               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                           DVI, INC. AND SUBSIDIARIES

       SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT


                                              BALANCE
   NAME                                    AT BEGINNING                                                   BALANCE AT
OF CREDITOR                                   OF YEAR              ADDITIONS          DEDUCTIONS         END OF YEAR
- - ---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1994

Hannah S. and Samuel A.
Cohn Memorial Foundation(1)                  $                     $  200,000           $                  $   200,00

Canadian Imperial Bank of
Commerce Trust Company
as Trustee of Settlement T-
1740 Trusts #14, #27, #28, #29,
#30, #31, #32, #33, #34, #35
and #36(2)                                                          7,600,000                               7,600,000

Luckman Family Ventures(3)                                            100,000                                 100,000

Gerald L. Cohn Revocable Trust(4)                                     800,000                                 800,000

Brenda McHugh(5)                                                      250,000                                 250,000

Richard Weiss and Gail Weiss,
Jtwros(6)                                                             100,000                                 100,000

Robert Luckman(7)                                                     100,000                                 100,000

Sidney Luckman Individual
Retirement Account(8)                                                 400,000                                 400,000
                                             ----------            ----------           ----------         ----------
                                             $                     $9,550,000           $                  $9,550,000
                                             ==========            ==========           ==========         ==========

(1) The Hannah S. and Samuel A. Cohn Memorial Foundation (the "Foundation") is a charitable enterprise of which Gerald L. Cohn, a Director of the Company, is the President and a board member. Mr. Cohn has no financial interest in the Foundation, but may be deemed for securities law purposes to be the beneficial owner of the securities owned by the Foundation by reason of his positions with the Foundation.

(2) Canadian Imperial Bank of Commerce Trust Company (Bahamas) Limited, as trustee of trusts for the benefit of various descendants of A.N. Pritzker, deceased, is the record holder of 1,483,739 shares of common stock.

(3) Luckman Family Ventures is a limited partnership in which Robert Luckman and certain of the grandchildren of Sidney Luckman, a Director of the Company, are general partners. Robert Luckman is the son of Sidney Luckman.

(4) The Gerald L. Cohn Revocable Trust is a trust of which Mr. Cohn is a co-trustee and the sole beneficiary. For securities law purposes, Mr. Cohn is deemed to be the beneficial owner of the securities owned by the Cohn Trust.

(5)   Brenda McHugh is the wife of John E. McHugh, a Director of the Company.

(6) Mr. and Mrs. Weiss are the son-in-law and daughter, respectively, of Sidney Luckman, a Director of the Company.

(7)   Robert Luckman is the son of Sidney Luckman, a Director of the Company.

(8)   Sidney Luckman is a Director of the Company.


Note: At June 30, 1994 and 1993, the Company had no indebtedness of related parties.

                           DVI, INC. AND SUBSIDIARIES


               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                                                      ADDITIONS
                                        BALANCE AT    CHARGED TO
                                         BEGINNING    COSTS AND                                       BALANCE AT
CLASSIFICATION                            OF YEAR      EXPENSES     RECOVERIES      WRITTEN OFF       END OF YEAR
- - --------------                           ---------    ----------    ----------      -----------      -------------
Year ended June 30, 1994 -
   Allowance for doubtful
    accounts (1)  . . . . . . .         $1,332,374     $1,715,576      $  -0-          $264,125        $2,783,825
                                        ==========     ==========      ======          ========        ==========



Year ended June 30, 1993 -
   Allowance for doubtful
    accounts (1)  . . . . . . .         $1,166,480     $  248,069      $  -0-          $ 82,175        $1,332,374
                                        ==========     ==========      ======          ========        ==========


Year ended June 30, 1992 -
   Allowance for doubtful
     accounts (1) . . . . . . .         $  696,499     $  506,503      $  -0-          $ 36,522        $1,166,480
                                        ==========     ==========      ======          ========        ==========





(1) Activity and balances in the allowance for doubtful accounts are net of amounts from the Company's discontinued operations segment as the related receivables are presented at their net realizable value (See Note 2 to the accompanying consolidated financial statements).

                           DVI, INC. AND SUBSIDIARIES


                      SCHEDULE IX - SHORT-TERM BORROWINGS




                                                                                MAXIMUM            AVERAGE             WEIGHTED
                                                                                 AMOUNT            AMOUNT               AVERAGE
                                                             WEIGHTED         OUTSTANDING        OUTSTANDING            INTEREST
CATEGORY OF AGGREGATE                     BALANCE AT          AVERAGE            DURING            DURING             RATE DURING
SHORT-TERM BORROWINGS                    END OF YEAR       INTEREST RATE         THE YEAR          THE YEAR             THE YEAR
- - ---------------------                   -------------      -------------      -------------      ------------         -------------
        (A)                                                                                          (B)                (C)
Year ended June 30, 1994 -
    Lines of Credit . . . . . . . .      $34,586,373          7.06%            $88,965,943         $56,986,775            6.85%


Year ended June 30, 1993 -
    Lines of Credit . . . . . . . .      $45,221,225          5.65%            $49,294,232         $36,621,322            6.02%


Year ended June 30, 1992 -
    Lines of Credit . . . . . . . .      $31,348,911          7.00%            $38,793,640         $30,447,584            8.30%





(A) Represent borrowings under the Company's equipment lease lines of credit.

(B) The average amount outstanding during the year was computed by dividing the total of month-end outstanding principal balances by 12.

(C) The weighted average interest rate during the year was computed by dividing the actual interest expense by the average short-term borrowing amount outstanding.

                           DVI, INC. AND SUBSIDIARIES


            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                                                     YEAR ENDED JUNE 30,
                                                 -------------------------------------------------------
                                                      1994               1993                  1992
                                                 ---------------     ---------------     ----------------
Maintenance and repairs . . . . . . . . .           $233,934             $564,566             $531,131


Taxes other than payroll and income taxes, royalties, depreciation and amortization of intangible assets and pre-operating costs and advertising costs are not presented inasmuch as each item does not exceed 1% of revenues as shown in the consolidated statements of operations or is disclosed elsewhere in the consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
- - ------                   ----------------------
3(a)                     Certificate of Incorporation, as amended, of Registrant(D)
3(b)                     By-laws of Registrant(B)
4(a)                     Article X of the By-laws of Registrant(B)
4(b)                     Form of Unit Purchase Option(E)
4(c)                     Form of Warrant Agreement among Stratton Oakmont, Inc., as Underwriter, American Stock Transfer & Trust
                         Company, as Warrant Agent and the Registrant(E)
10(a)                    Employment Agreement dated as of July 1, 1986, among the registrant, DVI Medical Corporation and David
                         L. Higgins(C)
10(b)                    Form of Executive Compensation Agreement(C)
10(c)                    DVI Financial Services Inc. Employee Savings Plan(B)
10(d)                    Revolving Loan Agreement dated October 18, 1988, between National Westminster Bank USA and DVI Financial
                         Services Inc.(B)
10(e)                    Lease Financing Credit Agreement dated September 30, 1988, between California Federal Savings and Loan
                         Association and DVI Financial Services Inc.(B)
10(f)                    Loan Agreement dated March 31, 1989, between the Hazleton National Bank and DVI Financial Services
                         Inc.(B)
10(g)                    Revolving Loan Agreement dated May 1, 1989, between PRIVATbanken A/S and DVI Financial Services Inc.(B)
10(h)                    Master Purchase, Remarketing, and Deficiency Agreement between DVI Financial Services Inc. and
                         Toshiba America Medical Systems, Inc. and Toshiba America MCI, Inc.(D)
10(i)                    Amendment Number One to $5,000,000 Revolving Loan Agreement dated October 18, 1988, between DVI
                         Financial Services Inc. and National Westminster Bank USA(D)
10(j)                    Amendment and Supplement Number Two to Revolving Loan Agreement dated as of December 31, 1989, between
                         DVI Financial Services Inc., registrant and National Westminster Bank USA(D)
10(k)                    Second Amendment to Lease Financing Credit Agreement dated as of February 2, 1990, between California
                         Federal Bank and DVI Financial Services Inc.(D)
10(l)                    Revolving Loan Agreement dated July 27, 1989, between Lincoln Savings Bank, FSB and DVI Financial
                         Services Inc.(A)
10(m)                    Revolving Credit Agreement dated as of March 21, 1990, between First Union National Bank of North
                         Carolina and DVI Financial Services Inc.(A)
10(n)                    Amendment to Revolving Loan Agreement dated May 14, 1990, between PRIVATbanken A/S and DVI Financial
                         Services Inc.(A)
10(o)                    Amended 1986 Incentive Stock Option Plan(A)
10(p)                    Amendment to Revolving Loan Agreement dated July 26, 1990, between Unibank A/S (formerly PRIVATbanken
                         A/S) and DVI Financial Services Inc.(E)
10(q)                    Fifth Amendment to Lease Financing Credit Agreement, dated October 31, 1990, between DVI Financial
                         Services Inc. and California Federal Bank(E)
10(r)                    Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory Thereto and National
                         Westminster Bank USA, as Agent and as a Bank, dated June 14, 1991(F)
10(s)                    Amendment No. 1 to Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory Thereto
                         and National Westminster Bank USA, as Agent and as a Bank, dated as of September 25, 1991, but effective
                         June 14, 1991(F)
10(t)                    Stock Purchase Agreement by and among New Shared Medical Technologies, Inc., Shared Medical
                         Technologies, Inc. and DVI Financial Services Inc.(F)

                           DVI, INC. AND SUBSIDIARIES

EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
- - ------                   ----------------------
10(u)                    Amended and Restated Stock Purchase Agreement dated as of November 27, 1991, by and among SMT Health
                         Services Inc., Shared Medical Technologies, Inc. and DVI Financial Services Inc.+
10(v)                    Amendment No. 2 to Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory Thereto
                         and National Westminster Bank USA, as Agent and as a Bank, dated as of December 5, 1991 but effective June
                         14, 1991+
10(w)                    Amendment No. 3 to Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory Thereto
                         and National Westminster Bank USA, as Agent and as a Bank, dated as of February 28, 1992+
10(x)                    $5,000,000 Revolving Credit Loan Agreement between DVI Financial Services Inc. and UJB Leasing
                         Corporation+
10(y)                    Purchase Agreement dated as of October 22, 1991, by and among DMR Associates, L.P., HIS Acquisition,
                         Inc. and DVI Financial Services Inc.+
10(z)                    Direct Stock Option Agreements, dated as of October 16, 1990, between the Company and each of the
                         Company's directors other than Mr. Higgins+
10(aa)                   Amended and Restated Letter Agreement dated December 15, 1991, between the Company and W.I.G.
                         Securities Limited Partnership regarding investment banking Services+
10(bb)                   Warrant dated April 27, 1992, executed by the registrant on behalf of W.I.G. Securities Limited
                         Partnership+
10(cc)                   Amendment No. 4 to Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory Thereto
                         and National Westminster Bank U.S.A., as Agent and as a Bank, dated as of March 31, 1992+
10(dd)                   Agreement and Plan of Merger, dated January 17, 1992, among DVI Sub, Inc., registrant and Northwest
                         Georgia Neurovascular Associates, Inc.+
10(ee)                   Agreement dated March 12, 1992, by and among DVI Health Services Corporation, DVI Sub, Inc., Northwest
                         Georgia Neurovascular Associates, Inc., John S. Kirkland, M.D., E. Leon Rhodes, M.D., and D. Michael
                         Rogers, M.D.+
10(ff)                   Agreement dated March 27, 1992, by and among DVI Health Services Corporation, DVI Sub, Inc., Northwest
                         Georgia Neurovascular Associates, Inc., John S. Kirkland, M.D., E. Leon Rhodes, M.D., and D. Michael
                         Rogers, M.D.+
10(gg)                   Agreement dated April 3, 1992, by and among DVI Health Services Corporation, DVI Sub, Inc., Northwest
                         Georgia Neurovascular Associates, Inc., John S. Kirkland, M.D., E. Leon Rhodes, M.D., and D. Michael
                         Rogers, M.D.+
10(hh)                   Agreement dated April 8, 1992, by and among DVI Health Services Corporation, DVI Sub, Inc., Northwest
                         Georgia Neurovascular Associates, Inc., John S. Kirkland, M.D., E. Leon Rhodes, M.D., and D. Michael
                         Rogers, M.D.+
10(ii)                   Agreement, Consent and Waiver dated as of February 28, 1992, by and between IPS Healthcare, Inc., MAG-
                         RES Group, Inc., registrant, and DVI Sub, Inc.+
10(jj)                   Letter Agreement between IPS Healthcare, Inc. and DVI Financial Services Inc. dated February 28, 1992+
10(kk)                   Letter Agreement between IPS Healthcare, Inc., Towers Financial Corporation and registrant dated
                         April 3, 1992+
10(ll)                   Security Agreement dated as of April 7, 1992, between DVI Financial Services Inc. and IPS Healthcare,
                         Inc.+

                           DVI, INC. AND SUBSIDIARIES

EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
- - ------                   ----------------------
10(mm)                   Amendments No. 5 through 8 to Loan Agreement by and among DVI Financial Services Inc., the Banks
                         Signatory thereto and National Westminster Bank USA, as Agent and as a Bank, dated as of June 12, 1992,
                         June 29, 1992, July 14, 1992, July 24, 1992, respectively(G)
10(nn)                   Common Stock Redemption Agreement by and among DVI Health Services Corporation, Northwest Georgia
                         Neurovascular Associates, Inc., John S. Kirkland, M.D., Leeon  Rhodes, M.D., D. Michael Rogers, M.D. dated as of August 19, 1992(G)
10(oo)                   Underwriting Agreement by and among DVI Health Services Corporation, The Chicago Corporation and W.I.G.
                         Securities as the Underwriters dated May 14, 1992(G)
10(pp)                   Amendments No. 9 and 10 to Loan Agreement by and among DVI Financial Services Inc., the Banks signatory thereto and National Westminster Bank USA, as Agent and as Bank, dated as of December 31, 1992 and January
                         22, 1993, respectively(H)
10(qq)                   Loan Agreement by and among Hazleton National Bank and DVI Financial Services Inc., dated July, 1993 (H)
10(rr)                   Indemnification Agreement by and between DVI Health Services Corporation and Anthony J. Turek,
                         dated as of August 16, 1992(H)
10(ss)                   Indemnification Agreement by and between DVI Health Services Corporation and David L. Higgins, dated as of August 16, 1992(H)
10(tt)                   Stock Purchase Agreement between DVI Health Services Corporation and David L. Higgins, dated August 20,
                         1992(H)
10(uu)                   Stock Purchase Agreement between DVI Health Services Corporation and Sidney Luckman, dated August
                         20, 1992(H)
10(vv)                   Stock Purchase Agreement between DVI Health Services Corporation and Hazleton National Bank, as
                         trustee of certain trusts for the benefit of Cynthia J. Cohn and Shelley Cohn Schmidt, dated August
                         20, 1992(H)
10(ww)                   Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS Health Care, Inc., dated
                         October 30, 1992(H)
10(xx)                   Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS Health Care, Inc., dated
                         October 30, 1992(H)
10(yy)                   Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS Health Care, Inc., dated
                         November 12, 1992(H)
10(zz)                   First Amendment to Revolving Credit Loan Agreement between DVI Financial Services Inc. and UJB Leasing
                         Corporation, dated as of July 31, 1992(H)
10(aaa)                  Stock Purchase Agreement between DVI Health Services Corporation and MEFC Partners L.P., dated as of January 6, 1993H)
10(bbb)                  Amendments No. 11, 12, 13, and 14 to Loan Agreement by and among DVI Financial Services Inc., the Banks signatory thereto and National Westminster Bank USA, as Agent and as Bank, dated as of September 28, 1993,
                         March 31, 1994 and April 29, 1994, respectively.(I)
10(ccc)                  Interim Loan and Security Agreement between Prudential Securities Realty Funding Corporation and DVI
                         Financial Services Inc. dated as of March 16, 1994.(I)
10(ddd)                  Stock Purchase Agreement by and between DVI Financial Services Inc., Buyer, and MDCC Partners, L.P.,
                         Seller.(I)
21                       Subsidiaries of the Registrant(J)
23                       Consent of Deloitte and Touche(J)
+                        Filed previously as an Exhibit to the Company's Registration Statement on Form S-2 (Registration No.
                         33-46664), as amended, and by this reference is incorporated herein.
(A)                      Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1990 and by this reference is incorporated herein.
(B)                      Filed previously as an Exhibit to the Company's Registration Statement on Form S-18, as amended, and by this reference is incorporated herein.
(C)                      Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1989 and by this reference is incorporated herein.

                           DVI, INC. AND SUBSIDIARIES

EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
- - ------                   ----------------------
(D)                      Filed previously as an Exhibit to the Company's Registration Statement on Form S-3, as amended, and by this reference is incorporated herein.
(E)                      Filed previously as an Exhibit to the Company's Registration Statement on Form S-2 (Registration No.
                         33-37964), as amended, and by this reference is incorporated herein.
(F)                      Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1991 and by this reference is incorporated herein.
(G)                      Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1992 and by this reference is incorporated herein.
(H)                      Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1993 and by this reference is incorporated herein.
(I)                      Filed previously as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1994 and by this reference is incorporated herein.
(J)                      Filed herewith.