Form 10-Q/A
period 1994-12-31
DVI INC
filed 1995-06-16
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -----------------------

                                 FORM 10-Q/A-1

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
   /X/               OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the quarterly period ended:  DECEMBER 31, 1994

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
   / /               OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from          to
                                             --------    --------

                         Commission file number 0-16271

                                  DVI,  INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            22-2722773
- - -------------------------------                         -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

  ONE PARK PLAZA, SUITE 800
     IRVINE, CALIFORNIA                                           92714
   ------------------------                                     ----------
    (Address of principal                                       (Zip Code)
      executive offices)


Registrant's telephone number including area code:  (714) 474-5800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.005 par value - 6,684,324 shares as of January 31, 1995.

         This Amendment on Form 10-Q/A-1 is being filed for purposes of amending Note 2 to Consolidated Financial Statements to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1994 filed with the Securities and Exchange Commission on February 13, 1995 (the "Form 10-Q") to provide certain information at June 16, 1995. Since this Amendment is being filed in June, 1995, this Amendment should be read in conjunction with the information subsequent to the Form 10-Q contained in the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

                           DVI, INC. AND SUBSIDIARIES



                                     INDEX



PART I.    FINANCIAL INFORMATION:                                                              PAGE
                                                                                              NUMBER
                                                                                              ------
ITEM 1.    FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
   December 31, 1994 (unaudited) and June 30, 1994  . . . . . . . . . . . . . . . . . . . .    3 - 4

Consolidated Statements of Operations -
   Three months and six months ended December 31, 1994 and 1993 (unaudited)   . . . . . . .        5

Consolidated Statements of Shareholders' Equity -
   From July 1, 1993 through December 31, 1994 (unaudited)  . . . . . . . . . . . . . . . .        6

Consolidated Statements of Cash Flows -
   Six months ended December 31, 1994 and 1993 (unaudited)  . . . . . . . . . . . . . . . .    7 - 8

Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . .   9 - 10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION  . . . . . . . . . . . . . . . . .  11 - 17


PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   DECEMBER 31,       JUNE 30,
                                                                                       1994             1994
                                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . .        $    357,549      $  1,713,769
                                                                                   ------------      ------------

RESTRICTED CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . .          12,048,009        13,064,814
                                                                                   ------------      ------------

INVESTMENT IN DIRECT FINANCING LEASES AND
    NOTES SECURED BY EQUIPMENT:
    Receivable in installments (net of allowance
      of $2,965,732 at December 31, 1994 and
      $2,497,916 at June 30, 1994)  . . . . . . . . . . . . . . . . . . . .
                                                                                    345,097,033       250,854,526
    Receivable in installments - related parties  . . . . . . . . . . . . .           9,027,867        16,427,684
    Residual valuation  . . . . . . . . . . . . . . . . . . . . . . . . . .           3,993,387         3,730,592
    Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (62,440,093)      (47,643,772)
                                                                                   ------------      ------------

      Net investment in direct financing leases and
         notes secured by equipment   . . . . . . . . . . . . . . . . . . .         295,678,194       223,369,030
                                                                                   ------------      ------------

OTHER RECEIVABLES:
    From sale of leases and notes secured by equipment  . . . . . . . . . .             118,143           911,585
    Patient service accounts receivable   . . . . . . . . . . . . . . . . .           2,282,055         3,667,123
    Notes collateralized by medical receivables . . . . . . . . . . . . . .          10,564,207         6,006,600
                                                                                   ------------      ------------



      Total other receivables   . . . . . . . . . . . . . . . . . . . . . .          12,964,405        10,585,308
                                                                                   ------------      ------------

EQUIPMENT ON OPERATING LEASES
    (net of accumulated depreciation of $1,701,192 at
    December 31, 1994 and $1,163,591 at June 30, 1994) .  . . . . . . . . .           4,919,204         2,893,683
                                                                                   ------------      ------------

FURNITURE AND FIXTURES
    (net of accumulated depreciation of $660,114 at
    December 31, 1994 and $525,032 at June 30, 1994)  . . . . . . . . . . .             859,378           817,135
                                                                                   ------------      ------------

INVESTMENTS IN INVESTEES  . . . . . . . . . . . . . . . . . . . . . . . . .           6,653,885         4,646,382
                                                                                   ------------      ------------

GOODWILL, NET   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,957,586         2,024,253
                                                                                   ------------      ------------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,851,359         6,834,972
                                                                                   ------------      ------------



      TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $339,289,569      $265,949,346
                                                                                   ============      ============





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                   DECEMBER 31,       JUNE 30,
                                                                                       1994             1994
                                                                                   ------------      ------------
ACCOUNTS PAYABLE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 10,297,279     $ 23,861,905
                                                                                   ------------     ------------

OTHER ACCRUED EXPENSES  . . . . . . . . . . . . . . . . . . . . . . . . . .           5,471,238        8,215,021
                                                                                   ------------     ------------

SHORT-TERM BANK BORROWINGS  . . . . . . . . . . . . . . . . . . . . . . . .         127,297,086       34,586,373
                                                                                   ------------     ------------

DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,738,026        2,329,205
                                                                                   ------------     ------------

LONG-TERM DEBT:
    Discounted receivables (primarily nonrecourse)  . . . . . . . . . . . .         143,524,132      148,851,584
    Convertible subordinated notes  . . . . . . . . . . . . . . . . . . . .          13,715,321       14,112,000
                                                                                   ------------     ------------

      Total long-term debt, net   . . . . . . . . . . . . . . . . . . . . .         157,239,453      162,963,584
                                                                                   ------------     ------------

         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .         303,043,082      231,956,088
                                                                                   ------------     ------------

SHAREHOLDERS' EQUITY:
    Preferred Stock, $10.00 par value; authorized
      100,000 shares; no shares issued
    Common Stock, $.005 par value; authorized
      13,000,000 shares; outstanding 6,674,324 shares at
      December 31, 1994 and 6,567,295 shares at June 30, 1994   . . . . . .              33,372           32,836
    Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . .          29,001,888       28,155,502
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,211,227        5,804,920
                                                                                   ------------     ------------

         TOTAL SHAREHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . .          36,246,487       33,993,258
                                                                                   ------------     ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   . . . . . . . . . . .        $339,289,569     $265,949,346
                                                                                   ============     ============





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             DECEMBER 31,              DECEMBER 31,
                                                                      ------------------------   ------------------------
                                                                          1994        1993           1994        1993
                                                                      ------------------------   ------------------------
FINANCE AND OTHER INCOME:
    Amortization of finance income  . . . . . . . . . . . . . .       $7,906,700    $3,912,608   $14,458,816   $7,438,974
    Gain on sale of financing transactions  . . . . . . . . . .          625,187       111,471       625,187      245,862
    Other Income  . . . . . . . . . . . . . . . . . . . . . . .          163,152       542,840       808,290    1,145,295
                                                                      ----------    ----------   -----------   ----------

    Finance and other income  . . . . . . . . . . . . . . . . .        8,695,039     4,566,919    15,892,293    8,830,131
    Interest expense  . . . . . . . . . . . . . . . . . . . . .        4,984,791     1,891,774     9,135,943    3,509,165
                                                                      ----------    ----------   -----------   ----------

MARGINS EARNED                                                         3,710,248     2,675,145     6,756,350    5,320,966
    Selling, General and Administrative . . . . . . . . . . . .        2,186,086     1,669,330     4,347,200    3,680,937
                                                                      ----------    ----------   -----------   ----------

EARNINGS BEFORE PROVISION FOR INCOME TAXES AND
    EQUITY IN NET LOSS OF INVESTEES . . . . . . . . . . . . . .        1,524,162     1,005,815     2,409,150    1,640,029

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . .          631,150       422,438     1,002,843      688,809
                                                                      ----------    ----------   -----------   ----------

EARNINGS BEFORE EQUITY IN NET LOSS OF INVESTEES . . . . . . . .          893,012       583,377     1,406,307      951,220

EQUITY IN NET LOSS OF INVESTEES  . . . . . . . . . . . . . . .                        (136,000)                  (174,150)
                                                                      ----------    ----------   -----------   ----------

NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . .       $  893,012    $  447,377   $ 1,406,307   $  777,070
                                                                      ==========    ==========   ===========   ==========

NET EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE  . . . . . . . . . . . . . . . . . . . . .       $      .13    $      .07   $       .21   $      .12

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING  . . . . . . . . . . .        6,831,000     6,783,000     6,816,000    6,700,000
                                                                      ==========    ==========   ===========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                          DVI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                              FROM JULY 1, 1993 THROUGH DECEMBER 31, 1994
                                                   -----------------------------------------------------------------
                                                       COMMON STOCK
                                                        $.005 PAR                                         TOTAL
                                                   --------------------    ADDITIONAL      RETAINED    SHAREHOLDERS'
                                                    SHARES       AMOUNT      CAPITAL       EARNINGS      EQUITY
                                                   ---------    -------    -----------    ----------   -------------
BALANCE AT JULY 1, 1993 . . . . . . . . . . .      6,530,295    $32,652    $27,941,466    $6,690,296    $34,664,414
    Issuance of common stock upon
      exercise of stock options   . . . . . .         37,000        184        214,036                      214,220
    Net earnings  . . . . . . . . . . . . . .                                               (885,376)      (885,376)
                                                   ---------    -------    -----------    ----------    -----------


BALANCE AT JUNE 30, 1994  . . . . . . . . . .      6,567,295    $32,836    $28,155,502    $5,804,920    $33,993,258
    Issuance of common stock upon:
      Exercise of stock options   . . . . . .         59,860        300        346,622                      346,922
      Conversion of subordinate notes   . . .         47,169        236        499,764                      500,000
    Net earnings  . . . . . . . . . . . . . .                                              1,406,307      1,406,307
                                                   ---------    -------    -----------    ----------    -----------


BALANCE AT DECEMBER 31, 1994  . . . . . . . .      6,674,324    $33,372    $29,001,888    $7,211,227    $36,246,487
                                                   =========    =======    ===========    ==========    ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                  ----------------------------
                                                                                      1994            1993
                                                                                  -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1,406,307   $    777,070
                                                                                  -------------   ------------

     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Equity in net loss of investees  . . . . . . . . . . . . . . . . .                            172,230
         Depreciation and amortization  . . . . . . . . . . . . . . . . . .           3,173,085      1,407,928
         Additions to allowance accounts, net . . . . . . . . . . . . . . .             747,738        424,155
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .             408,821        631,732
         Changes in assets and liabilities (net of effects
                     from purchase of acquired entities):
         (Increases) decreases in:
                Restricted cash . . . . . . . . . . . . . . . . . . . . . .           1,016,805    (22,496,733)
                Accounts receivable . . . . . . . . . . . . . . . . . . . .          (3,609,819)    (1,306,371)
                Receivables from sale of leases . . . . . . . . . . . . . .             793,442      2,537,134
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           2,983,613       (432,779)
         Increases (decreases) in:
                Accounts payable  . . . . . . . . . . . . . . . . . . . . .         (13,564,626)    10,691,681
                Other accrued expenses  . . . . . . . . . . . . . . . . . .          (2,743,783)     1,894,315
                                                                                  -------------   ------------

                Total adjustments . . . . . . . . . . . . . . . . . . . . .         (10,794,724)    (6,476,708)
                                                                                  -------------   ------------

       Net cash used in operating activities  . . . . . . . . . . . . . . .          (9,388,417)    (5,699,638)
                                                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of equipment and notes acquired . . . . . . . . . . . . . . . . .        (122,980,657)   (69,550,341)
     Receipts in excess of amounts included in income . . . . . . . . . . .          43,461,050     16,500,973
     Furniture and fixtures additions . . . . . . . . . . . . . . . . . . .            (177,324)      (350,017)
     Investments in common and preferred stock of investees . . . . . . . .                             25,000
     Cash received from sale of common stock of investee  . . . . . . . . .                            540,000
                                                                                  -------------   ------------

       Net cash used in investing activities  . . . . . . . . . . . . . . .         (79,696,931)   (52,834,385)
                                                                                  -------------   ------------





                                  (Continued)

                           DVI, INC. AND SUBSIDIARIES

                                                                                       SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                  ----------------------------
                                                                                      1994            1993
                                                                                  -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options . . . . . . . . . . . . . . . .       $     345,865   $      1,369

    Borrowings:
       Short-term   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         200,488,954     77,155,407
       Long-term  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,242,362     79,050,000
    Repayments:
       Short-term   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (107,778,241)   (92,652,687)
       Long-term  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25,569,812)    (5,608,788)

     Net cash provided by financing activities  . . . . . . . . . . . . . .          87,729,128     57,945,301
                                                                                  -------------   ------------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,356,220        588,722
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .           1,713,769      2,199,208
                                                                                  -------------   ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     357,549   $  1,610,486
                                                                                  =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   9,219,505   $  3,540,735
                                                                                  =============   ============

      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     637,212   $     46,245
                                                                                  =============   ============

SUPPLEMENT TO DISCLOSURE OF NON-CASH TRANSACTIONS:

Receipt of IPS Health Care, Inc. Series G preferred stock (Note 2)  . . . .       $   2,000,000
                                                                                  =============

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

NOTE 2 - HEDGING TRANSACTIONS

The Company's equipment financing transactions are all structured on a fixed interest rate basis. Although the Company permanently funds these transactions on a fixed interest rate basis, it uses variable rate interim funding facilities until permanent funding is obtained, generally through asset securitization. Because funds borrowed through interim funding facilities are obtained on a floating interest rate basis, the Company uses hedging techniques to protect its interest rate margins during the period that interim funding facilities are used. The Company's strategies are to hedge its portfolio by either assuming a short position in Treasury notes of comparable maturity or entering into Treasury lock transactions whereby DVI will either pay or receive funds based on price movements of Treasury notes having a comparable maturity to DVI's fixed rate portfolios. DVI believes this strategy hedges its portfolio of fixed rate equipment financing contracts while waiting for permanent securitization funding thus stabilizing the Company's weighted average borrowing rate. The Company has not altered its underlying asset structure through hedging activities but does have liabilities to cover its hedging position in the event there is an upward movement in interest rates and a corresponding decline in the value of the Treasury notes in which it has taken short positions or contract.

During the first quarter of fiscal 1995, the Company took hedging positions aggregating $45 million. In the second quarter, the Company took additional hedging positions aggregating $25 million and closed out a $23 million hedging position when it permanently funded a portfolio of transactions. At December 31, 1994, the Company had unrealized market value gains on its hedging transactions of $468,000. The Company's sole reason for using hedging techniques is to offset the loss that occurs when transactions are funded on an interim basis and interest rates rise causing the Company's interest rate margins on the transactions to decline. Therefore, gains generated through hedging techniques only benefit the Company to the extent they offset corresponding losses for increasing interest rates until transactions are permanently funded. During the quarter the Company completed a whole loan sale which resulted in a gain of $408,000 from the discounted payment stream and a market value gain of $217,000 related to a hedging transaction entered into to protect the portfolio of transactions sold. The combined gain of $625,000 was recorded under gain on sale of financing transactions. The Company's fixed-rate portfolio was sold on a basis which varied with changes in commercial paper rates and it purchased a two year unamortizing interest rate cap to protect its margin, which approximates the remaining terms of the portfolio.

At June 30, 1994, DVI had no outstanding derivative financial instruments.

On December 31, 1994, the Company had $47 million of financial instruments that were matched to specific financing transactions as follows:

                                                 Notional Amounts
                                                 ----------------

                     Balance           New          Terminated         Expired               Ending Balance
                  June 30, 1994     Contracts       Contracts         Contracts            December 31, 1994
                  -------------     ---------       ----------        ---------            -----------------
Positions:
Treasury Shorts       -0-          $45,000,000          -0-         $23,000,000               $22,000,000
Treasury Locks        -0-          $25,000,000          -0-             -0-                   $25,000,000

When DVI hedging activities are matched to specific borrowings relating to securitizations, gains or losses are reflected as either an increase or decrease in the interest expense when securitization notes are issued. In the event of a whole loan sale the gain on sale of whole loans is either increased or decreased by the gain or loss of the Company's respective hedging activities.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Working capital financing for equipment financing customers is occasionally provided by the Company where the loan is adequately secured by acceptable collateral (accounts receivable) and all reasonable assurance exists that the loan will be repaid pursuant to an established repayment program in the normal course of business.

In June 1994, the Company completed a $15.0 million private placement of convertible subordinated notes. The notes (i) are convertible into common shares at $10.60 per share at the discretion of the noteholders, (ii) bear interest at a rate of 9-1/8% payable in quarterly installments of interest only and (iii) mature in June 2002. The proceeds generated therefrom were utilized by the Company to repay a portion of the existing debt under its principal interim funding credit facility and on a limited basis to fund medical receivable financing transactions. The Company issued the notes to increase its capital base and, therefore, increase its access to both interim and permanent funding sources. The Note Purchase Agreement with respect to the Notes contains, among other things, limitations on the Company's rights to pay dividends and to make certain other kinds of payments. That Agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. As of December 31, 1994, $500,000 of the notes had been converted into common shares.

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

Interim Funding Facilities

At December 31, 1994, the Company had an aggregate of $186 million in interim funding facilities. The Company's primary credit facility, pursuant to a revolving credit agreement with a syndicate of banks (the "Bank Revolving Credit Agreement"), provides the Company with $79 million in borrowing capacity. Borrowings under the facility bear interest at the Company's option at either a variable rate equal to 25 basis points over the prime rate established by National Westminster Bank USA or a variable rate equal to 200 basis points over a 30, 60 or 90-day LIBOR rate. The Revolving Credit Agreement is renewable annually at the bank syndicate's discretion. The credit agreement provides that if the banks elect not to renew the facility at the end of its stated term, the outstanding loans automatically convert to four-year amortizing term loans at slightly higher interest rates. The Company also has a $75 million interim funding facility with Prudential Securities Realty Funding Corporation (the "Prudential Facility"). The Prudential Facility provides the Company with interim financing in order to provide funding for certain transactions to be securitized under the Company's arrangements with that firm. Drawings under the facility bear interest at a variable rate equal to 90 basis points over the 30 day LIBOR rate. In January, the Prudential Facility was raised to $100 million. The Company has a $29 million facility with a financing institution to fund equipment financing transactions on a whole loan sale basis. The Company also has $2.6 million of additional interim funding facilities with other financial institutions. On December 31, 1994, an aggregate of approximately $128 million was outstanding under the Company's interim facilities.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


The Company believes cash flows generated from operations and its interim credit facilities are sufficient to meet its near term obligations.

INFLATION

The Company does not believe that inflation has had a material effect on its operating results during the past three years. There can be no assurance that the Company's business will not be adversely affected by inflation in the future.

NEW ACCOUNTING STANDARDS


The Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," in June 1994. The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as of July 1, 1994. The impact of the adoption did not have a material impact on the Company's operations. The Company is unaffected by SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," and SFAS No. 112, "Employers Accounting for Post Employment Benefits" because it does not offer such benefit or compensation plans to its employees.


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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                               DVI, INC.
                                        -----------------------
                                             (Registrant)


                                        /s/ DAVID L. HIGGINS
                                        -----------------------
                                        David L. Higgins
                                        Chief Executive Officer
                                        (Principal Executive Officer)


June 16, 1995