Form 10-K405
period 1995-06-30
DVI INC
filed 1995-10-04
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       _________________________________

                                F O R M  10 - K
(Mark One)
 [X]                       ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1995

                                       OR
 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from _____ to ______.

                    Commission file number      0-16271
                                           --------------------

                                   DVI, INC.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

                    Delaware                                                   22-2722773
-----------------------------------------------------                    ----------------------
 (State or other jurisdiction of incorporation                               (I.R.S. Employer
                or organization)                                            Identification No.)

                   500 Hyde Park
             Doylestown, Pennsylvania                                             18901
-----------------------------------------------------                     ----------------------
    (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code  (215) 345-6600
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:
                                                                           Name of Each Exchange
                                                                            on which Registered
                                                                          ------------------------
      Common Stock
par value $.005 per share                                                New York Stock Exchange, Inc.
-------------------------                                                -----------------------------
      (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of                                           Warrants to Purchase
Common Stock par value $.005 per                                               Common Shares
Share (a "Common Share") and one                                           -------------------
Warrant to purchase an additional                                           (Title of Class)
             Common Share
-----------------------------------------
          (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No _____
                                                ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  X      No _____
                                  ---

         The aggregate market value of the Common Stock held by nonaffiliates of the Registrant was approximately $112,885,217 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on September 15, 1995.

         As of September 15, 1995, the Registrant had 9,605,289 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                     PART I

ITEM 1.          BUSINESS

OVERVIEW

         DVI, Inc. ("DVI" or "the Company") is a specialty finance company whose core business is financing higher cost diagnostic imaging, radiation therapy and other types of sophisticated medical equipment by outpatient healthcare centers, groups of physicians and hospitals. The Company has extensive expertise in making large loans to healthcare providers in markets underserved by most banks and finance companies. By servicing the equipment financing needs of these healthcare providers and the corresponding need for equipment manufacturers to arrange financing for their customers, the Company has established a niche leadership position among independent finance companies serving the medical industry. In addition to equipment financing, a small but growing part of the Company's business is making working capital loans to outpatient healthcare providers secured by their medical receivables and other collateral.

         Virtually all of the Company's equipment loans are structured on a fixed interest rate basis such that the full cost of the equipment and all financing costs are repaid during the financing term, which typically is five years. The Company's risk management strategy is to minimize risks associated with the residual value of equipment and of loan prepayments and to minimize its exposure to interest rate fluctuations. A high percentage of the Company's equipment loans are structured as notes secured by equipment or direct financing leases with a bargain purchase option for the equipment user; however, the Company structures a few of its equipment loans such that it retains a residual interest in the equipment.

         In the past two years, the Company has grown substantially. In fiscal 1995, the Company's loan origination volume increased approximately 107% to $338.0 million from $163.0 million for fiscal 1994. Loan origination volume increased approximately 178% to $163.0 million in fiscal 1994 as compared to $58.6 million for fiscal 1993. The Company's net financed receivables increased approximately 73% to $405.3 million at June 30, 1995 from $234.8 million at June 30, 1994. The Company's net financed receivables increased approximately 100% to $234.8 million at June 30, 1994 from $117.5 million at June 30, 1993.

         The Company uses asset securitization and other structured finance techniques to permanently fund most of its equipment loans and since 1991 has funded $414.8 million of equipment loans in this manner. The Company's ability to securitize loans has improved significantly in recent years which enabled it to securitize loans in the public market in fiscal 1995. Access to the public securitization market has lowered the Company's relative funding costs and expanded the Company's access to funding.

GROWTH STRATEGY

         The Company's growth strategy is to increase the size of its loan portfolio by expanding its share of the diagnostic imaging and radiation therapy equipment financing markets and by generating financing opportunities in other areas of the healthcare industry. The principal components of this strategy are as follows:

         o Maximize the value of its relationships with equipment manufacturers. The Company established a close working relationship with four of the six largest manufacturers of diagnostic imaging equipment by meeting their needs to arrange financing for the higher cost equipment they sell to non-hospital healthcare providers. The Company intends to continue to fulfill those needs and place greater emphasis on financing the lower cost patient treatment devices these manufacturers produce such as ultrasound, nuclear medicine and X-ray equipment, and on financing equipment for their hospital customers.

         o Originate medical equipment loans on a wholesale basis. A growing part of the Company's equipment financing business is purchasing loans or leases originated by regional medical equipment finance companies and medical equipment manufacturers (collectively, "Originators"). The Company uses its securitization capabilities and its expertise in analyzing healthcare credits to service Originators that often need access to sources of permanent financing for the loans they originate.

         o Generate additional business through its existing customer base. The Company enjoys relationships with a large number of users of sophisticated medical equipment. The Company believes its existing customers, particularly those that are expanding to provide additional healthcare services, can be a continuing source of equipment and medical receivable financing business. The Company's growth strategy in medical receivables financing is to focus on its existing customer base because it believes this will enable it to build this area of its business with comparatively little added expense and comparatively less risk.

         o Establish equipment financing relationships with manufacturers of patient treatment devices. The Company intends to use its reputation as a medical equipment financing specialist and its ability to finance a wide range of healthcare providers to establish its presence in the patient treatment device market. The Company's objective is to build relationships with manufacturers of sophisticated patient treatment devices such as surgical lasers.

HEALTHCARE FINANCING INDUSTRY

         Competitors in the healthcare financing business include equipment manufacturers that sell and finance their products, leasing subsidiaries of national and regional commercial banks and other leasing and financing companies. Competition among providers of equipment financing varies based on the type of healthcare provider being financed and the acquisition cost of the equipment. When hospitals acquire capital equipment directly (i.e., they accept full financial liability), competitors are numerous as lenders generally can make credit decisions based on audited financial statements that normally reflect a financial condition that is strong relative to the cost of the equipment being acquired. The competition is similar when physician specialists such as radiologists are acquiring relatively inexpensive equipment (i.e., $200,000 or less). Many banks and finance companies are willing to make loans of this amount to physician specialists based solely on their personal net worth. Specialty finance companies, such as the Company, typically provide financing for borrowers other than those described above.

         Competition in medical receivable financing is similar to that in medical equipment financing. Medical receivable financing is readily available for most hospitals and for physicians seeking relatively small amounts of funding. However, for outpatient healthcare providers seeking funding in excess of approximately $500,000, the principal sources of financing generally are limited to specialty finance companies or factoring companies that purchase receivables at a discount. The Company's strategy in medical receivables financing is to differentiate itself from many of its competitors by offering loans secured by medical receivables rather than purchasing receivables.

         Medical equipment financing providers often compete on the basis of relationships with manufacturers of the equipment being financed. General Electric Medical Systems and Siemens Medical Systems (which according to published sources together have approximately 40 to 50% of the U.S. market for diagnostic imaging equipment) have captive equipment financing subsidiaries. The four remaining major manufacturers of diagnostic imaging equipment depend largely on relationships with financing providers, such as the Company, to finance the sale of their products.

SALES AND MARKETING

         The Company generates most of its financing opportunities from two sources: (i) medical equipment manufacturers that use third parties to finance the sale of their products; and (ii) healthcare providers with whom the Company's sales organization has relationships. Generally, medical equipment manufacturers refer customers to the Company for financing because the Company has the ability to understand and measure the creditworthiness of the customer's business and provide the financing necessary for the completion of the equipment sale. The Company often assists the customer in preparing a comprehensive business and financial plan that generally includes a demographic study of the equipment user's market, an analysis of the local competition and the effect of managed care on the market and the specific requirements for regulatory compliance and working capital. The Company's sales force of financing specialists work with the equipment user, the manufacturer and the Company's credit department to formulate this business and financial plan.

         The Company established a close working relationship with four of the six largest manufacturers of diagnostic imaging equipment by meeting their needs to arrange financing for the higher cost equipment they sell to non-hospital healthcare providers. These manufacturers are Hitachi Medical Systems America, Philips Medical Systems, Picker International and Toshiba America Medical Systems. The Company believes these relationships afford it a competitive edge over other providers of medical equipment financing. Since the January 1993 acquisition of MEF Corp., the Company has reorganized its sales force with a view to increasing the volume of business it conducts with those companies principally by focusing on the lower cost equipment sold by those companies.

         The Company has a sales unit dedicated to its wholesale loan origination program ("Wholesale Program"). The Company purchases equipment loans from Originators that generally do not have access to cost effective permanent funding for their loans. The Company initiated the Wholesale Program in June 1994 and during the year ended June 30, 1995, the Company purchased an aggregate of $63.3 million of equipment loans from six Originators. The Company believes that it has an opportunity to increase the volume of loans it buys in this manner because the number of companies that finance Originators has declined in the past few years.

         In addition to financing medical equipment, the Company also makes working capital loans under revolving lines of credit for outpatient healthcare providers that are secured by their receivables from payors such as insurance companies, large self-insured companies and governmental programs such as Medicare, and other collateral. These lines of credit are secured by (i) specific receivables due the provider that the Company has analyzed to determine the amount and likelihood of collection, (ii) the overall receivables portfolio of the healthcare provider and (iii) other forms of credit enhancement such as cash collateral, letters of credit and guarantees. The Company's two medical receivable loan specialists assist the Company's equipment loan sales force in originating medical receivables loans. The medical receivable loan business entails significant risks and capital requirements.

         The Company is expanding into the patient treatment device market.
The Company believes its ability to finance a wide range of healthcare providers and meet the equipment financing needs of major manufacturers of diagnostic imaging equipment will help it build relationships with patient treatment device manufacturers. To establish relationships with patient treatment device manufacturers, the Company expects to train the manufacturer's sales personnel in the use of equipment financing as a sales tool and to provide equipment financing programs that make these device manufacturers more competitive. The Company believes the patient treatment device market is more diverse than the diagnostic imaging market because of the larger number of manufacturers and types of products and the greater price range of those products. The patient treatment device manufacturers targeted by the Company produce relatively high cost treatment products such as surgical lasers.

         The Company's sales and marketing organization consists of 26 healthcare finance specialists located in various parts of the U.S. These individuals generally have a credit industry and/or medical equipment background. The Company generally locates sales personnel in geographic areas where they have knowledge of the local market. The Company believes that sales personnel who understand local economic and political trends are a valuable component of its credit underwriting process.

CAPITAL RESOURCES AND TRANSACTION FUNDING

         The Company obtains initial funding for most of its equipment loans through warehouse facilities. Funds borrowed through these facilities are repaid when the Company permanently funds its equipment loans through securitization or other limited recourse permanent funding programs, including loan sales. Typically, equipment loans will be held in warehouse facilities for 30 to 180 days before they are permanently funded. To protect its interest rate spreads during periods in which it has borrowed funds under its warehouse facilities, the Company sometimes employs a hedging strategy to mitigate the impact of changes in interest rates.

         Warehouse Facilities. At September 26, 1995, the Company had an aggregate maximum of $337.7 million potentially available under various warehouse facilities of which it had borrowed an aggregate of $169.6 million. These facilities are provided by a syndicate of banks that participate in a revolving credit arrangement and by two investment banking firms that the Company uses for securitization. The funds obtained through these warehouse facilities are borrowed on a floating interest rate and full recourse basis.

         Since the Company uses securitization as its primary source of permanent funding, the Company requires a substantial warehousing capacity. To be cost efficient, securitization must cover a relatively large and diverse portfolio of equipment loans. One of the basic requirements of the credit rating agencies that rate the notes issued in securitizations relates to borrower concentration and requires that no single credit (borrower) may constitute a significant portion of the pool of equipment loans being securitized (in the Company's case, the limit is generally about 3%). Because the Company's equipment loans are often in the $2.0 million range, it must generally accumulate in excess of $60 million in loans for each securitization. The credit rating agencies also have other concentration guidelines such as equipment type and the geographic location of the obligors. These strict requirements mean that not all of the equipment loans held in the Company's warehouse facilities at any point in time can be placed in one securitization.

         Permanent Funding Program. Since 1991, the most important source of permanent funding for the Company has been securitization and other forms of structured finance. Securitization is a process in which a pool of equipment loans (in the Company's case, typically 100 to 150) are transferred to a special-purpose financing vehicle which issues notes to investors. In the Company's case, the vehicle usually is an indirect wholly owned special purpose subsidiary, with the result that the subsidiary's assets and liabilities are consolidated with the Company's for financial accounting purposes. Principal and interest on the notes are paid from the cash flows produced by the loan pool, and the notes are secured by a pledge of the assets in the loan pool as well as by other collateral for other credit enhancement. In the Company's case, equipment loans funded through securitization must be credit enhanced to receive an investment grade credit rating. Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated "strip" of transactions or an insurance policy. Typically, securitizations sponsored by the Company are enhanced through a combination of some or all of these methods.

         The Company continually seeks to improve the efficiency of financing these transactions by reducing up front costs and minimizing the cash requirements of the Company. The Company may consider alternative structures, including senior/subordinated tranches, and alternative forms of credit enhancement, such as letters of credit and surety bonds. The transaction expenses of each securitization and other forms of structured financing will depend on market conditions, costs of securitization and the availability of credit enhancement options to the Company. The Company expects to continue to use securitization and other forms of structured financing, on both a public and private basis, as its principal source of permanent funding for the foreseeable future.

         The Company's financing strategy is to obtain permanent funding for most of its equipment loans through securitization and to sell the remainder of its equipment loans. Under current market conditions, the Company believes funding equipment loans through securitization is more cost effective than selling loans. However, the Company sells certain of its loans to reduce borrower concentration and to manage the Company's leverage. When the Company sells loans, it often is required to provide credit enhancement in a lesser amount than required when it uses securitization.

         Hedging Strategy. The Company's equipment loans are all structured on a fixed interest rate basis. When the Company originates equipment loans, it bases its pricing in part on the "spread" it expects to achieve between the interest rate it charges its equipment loan customers and the effective interest cost it will pay when it permanently funds those loans. Increases in interest rates between the time the loans are originated and the time they are permanently funded could narrow, eliminate or result in a negative spread between the interest rate the Company realizes on its equipment loans and the interest rate that the Company pays under its warehouse facilities. To protect itself against that risk, the Company sometimes uses a hedging strategy. When the Company hedges against this risk, it does so either by assuming a short position in U.S. Treasury obligations of similar maturities to the specific equipment loans being held for securitization, or by entering into Treasury "lock" or "swap" transactions under which the Company will either pay to or receive from a counterparty funds in amounts calculated by reference to price movements of U.S. Treasury obligations of similar maturities to the respective equipment loans. The Company believes this strategy can help hedge against the interest rate risk associated with a portfolio of fixed rate equipment loans prior to permanent funding.

         Medical Receivable Financing. Until recently, the Company has funded its medical receivable financing business using its own working capital. During the fiscal quarter ended December 31, 1994, the Company's Revolving Credit Agreement was with a syndicate of banks lead by NatWest Bank, N.A. amended to permit the Company to use up to $7.0 million of the availability under the facility to fund loans to outpatient healthcare providers that are secured by medical receivables. The Company is seeking to develop new sources of funding for its medical receivable financing business, including several structured finance techniques.

         Continuing Need for Capital. The Company's ability to maintain and build its financing businesses is dependent on its continued ability to obtain the substantial amounts of warehouse and permanent debt financing it requires. In addition, in order to sustain continued growth, the Company will require significant amounts of additional capital. Because of its holding company structure, the Company can seek to satisfy its requirements for additional long-term debt and/or equity capital by issuing equity or debt securities at the parent company level and then contributing the proceeds of those financings to DVI Financial Services Inc. or DVI Business Credit Corporation (which are the Company's principal operating subsidiaries and the obligors under the Company's various warehouse facilities).

OTHER BUSINESS ACTIVITIES

         General. In 1991, the Company initiated a strategy to participate in the healthcare services business by making investments in emerging healthcare service companies and developing or acquiring healthcare facilities that it operated on a direct basis. Subsequent to the acquisition of Medical Equipment Finance Corporation ("MEF Corp.") in January 1993, the Company withdrew from this area to redirect capital, management and other resources invested in the healthcare services business to support the growth of the Company's financial services business. In March 1995, the Company sold its equity interest in SMT Health Services, Inc., a provider of mobile diagnostic imaging services.

         Investments. In October 1991, the Company purchased an equity interest in Healthcare Imaging Services, Inc.("HIS"), a company which provides diagnostic imaging and lithotripsy services in the northeast U.S. HIS's common stock is traded on the Nasdaq National Market under the symbol HISS. As of June 30, 1995, the Company owned approximately 17% of the common shares of HIS. The 800,000 common shares of HIS owned by the Company are carried on the Company's consolidated balance sheet at estimated fair value. As of June 30, 1995, the Company also owned approximately 8% of the common shares of Diagnostic Imaging Services, Inc. ("DIS"), a California corporation that owns and operates medical imaging facilities in Southern California. DIS's common stock is traded on the Nasdaq National Market under the symbol DIAM. The Company acquired these shares as a result of the September 1994 merger of DIS with and into IPS Health Care, Inc. ("IPS"). The 730,768 common shares of DIS owned by the Company are carried at estimated fair value on the Company's consolidated balance sheet. The Company initially made its investment in IPS, a diagnostic imaging service company, in 1992. In addition, the Company holds two seats on the Board of Directors of DIS.

         As part of its strategy to operate exclusively as a financial services company, the Company intends to divest its equity interests in HIS and DIS and reduce its credit exposure to both companies. During the three-month period ended June 30, 1994, the Company completed a series of steps which significantly diminished its influence over HIS. Under arrangements made with HIS, the Company agreed to allow existing equipment loans between the Company and HIS to be refinanced through third parties and to terminate its first right of refusal for the financing of any future equipment acquisition with HIS. In addition, upon completion of such refinancing, the Company agreed to relinquish its seats on the Board of Directors of HIS and to sell the common shares it owned in HIS. During the refinancing period, the Company agreed to vote its common shares consistent with HIS's management.

         Discontinued Operations. In June 1993, the Company adopted a formal plan to discontinue its healthcare services segment that consisted of seven outpatient healthcare facilities which it operated or managed on a direct basis and one facility which was in the developmental stage and not yet in operation. At the end of fiscal 1993, the Company established a reserve for the divestiture of the operations and recorded a loss on discontinued operations and disposal of discontinued operations. As of June 30, 1994, the Company had disposed of or entered into definitive agreements to sell six of these outpatient healthcare facilities, had written off the investment and assets of the remaining two, and recorded an additional $3.1 million after-tax charge in excess of the amounts of estimated losses reported as of June 30, 1993 for the disposition of this segment of the Company's business.

COMPETITION

         The financing of sophisticated medical equipment is highly competitive. The Company competes with equipment vendors which sell and finance sales of their own equipment, finance subsidiaries of national and regional commercial banks and equipment leasing and financing companies. Many of the Company's competitors have significantly greater financial and marketing resources than the Company. In addition, the competition in the new markets recently targeted by the Company, specifically equipment financing in the hospital market, the patient treatment device market and medical receivable financing market, may be greater than the levels of competition historically experienced by the Company. There can be no assurance that the Company will be able to compete successfully in any or all of its targeted markets.

GOVERNMENT REGULATION

         General. The Company's equipment financing business, while generally not directly subject to government regulation, is indirectly affected by regulation in several ways. The operation of certain types of diagnostic imaging and patient treatment equipment is regulated by federal, state and/or local authorities. For example, a shared service provider or healthcare provider using equipment financed by the Company may be required to obtain and maintain approvals from governmental authorities in order to service other healthcare providers with whom it has entered into service agreements. Failure by the Company's customers to comply with these requirements could adversely affect their ability to meet their obligations to the Company. The ability of the Company's equipment financing customers to satisfy their obligations to the Company could also be adversely affected by changes in regulations which limit or prohibit the referral of patients by physicians who have invested in healthcare facilities financed by the Company. Several of the regulatory factors impacting the Company's business are discussed below.

         Certificate of Need Regulation. Many states regulate the acquisition of medical equipment or the provision of new services through Certificate of Need or similar programs. The Company believes these requirements have had a limited effect on its business, although there can be no assurance that future changes in those laws will not adversely affect the Company. Additionally, repeal of existing regulations of this type in jurisdictions where the Company's customers have met the specific requirements could adversely affect the Company since such customers could face increased competition. In addition, there is no assurance that expansion of the Company's equipment financing business within the hospital market will not be increasingly affected by regulations of this type.

         Medicare-Medicaid Fraud and Abuse Statutes. The Department of Health and Human Services ("HHS") has increased its enforcement efforts under the Medicare-Medicaid Fraud and Abuse Statutes in cases where physicians own an interest in a facility to which they refer their patients for treatment or diagnosis. These statutes prohibit the offering, payment, solicitation or receipt of remuneration directly or indirectly as an inducement to refer patients for services reimbursable in whole or in part by the Medicare-Medicaid programs. HHS has taken the position that distributions of profits from corporations or partnerships to physician investors who refer patients to the entity for a procedure which is reimbursable under Medicare (government-assisted medical care for the aged) or Medicaid (government-assisted medical care for the poor) may be a form of remuneration for referrals which is prohibited by the statute. HHS has also published safe harbor guidelines which describe the requirements which must be met to ensure that distributions of profits to a physician who has invested in an equity security issued by a business to which he or she refers patients does not violate the Medicare-Medicaid fraud and abuse statute.

         Further Regulation of Physician Self-Referral. Additional regulatory attention has been directed toward physician-owned healthcare facilities and other arrangements whereby physicians are compensated, directly or indirectly, for referring patients to such healthcare facilities. In 1988, legislation entitled the "Ethics in Patient Referrals Act" (H.R. 5198) was introduced which would have prohibited Medicare payments for all patient services performed by an entity in which a patient's referring physician had an investment interest. As enacted, the law prohibited only Medicare payments for patient services performed by a clinical laboratory. The Comprehensive Physician Ownership and Referral Act (H.R. 345), which was enacted by Congress in 1993 as part of the Deficit Reduction Package, is more comprehensive than H.R. 5198 and covers additional medical services including medical imaging, radiation therapy, physical rehabilitation and others. A variety of existing and pending state laws currently limit the extent to which a physician may profit from referring patients to a facility in which that physician has a proprietary or ownership interest. Many states also have laws similar to the Medicare fraud and abuse statute which are designed to prevent the receipt or payment of consideration in connection with the referral of a patient. The Company believes that as a result of these legislative initiatives, demand for new medical equipment by the outpatient healthcare facilities (which in many cases are owned by referring physicians who are directly affected by the legislation) has diminished.

EMPLOYEES

         As of September 15, 1995, the Company had 111 full-time employees consisting of 7 executive officers, 26 sales and sales management personnel, and 78 administrative, accounting and technical personnel. None of the Company's employees are covered by a collective bargaining agreement, and management believes that its relations with its employees are good.

ITEM 2.          PROPERTIES

         The Company owns no real property and leases all of its offices. The Company's principal executive offices are located in Doylestown, Pennsylvania. In total, the Company leases an aggregate of approximately 32,000 square feet of office space in California, Georgia, Minnesota, New York, Ohio and Pennsylvania. The Company believes that the present facilities are adequate to meet its foreseeable needs.

ITEM 3.          LEGAL PROCEEDINGS

         The Company is not a party to any pending litigation or legal proceedings, or to the best of its knowledge any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 30, 1995, the executive officers of DVI were:

        NAME                      AGE       POSITION
        ----                      ---       --------
        David L. Higgins           49       Chairman of the Board of Directors
                                              and Chief Executive Officer
        Michael A. O'Hanlon        48       Director, President and Chief
                                              Operating Officer
        Anthony J. Turek           52       Senior Vice President and Chief
                                              Credit Officer
        John P. Boyle              46       Vice President and Chief
                                              Accounting Officer
        Cynthia J. Cohn            36       Vice President
        Dominic A. Guglielmi       44       Vice President
        Richard E. Miller          43       Vice President


        DAVID L. HIGGINS is the Company's Chief Executive Officer and
        Chairman. From the inception of the Company until September 1994, Mr. Higgins served as the Company's President, Chief Executive Officer and Chairman. Mr. Higgins was also the President and Chief Executive Officer of Delta Health, Inc. ("Delta Health"), the predecessor company to DVI which he founded in 1985, and which was acquired by the Company in 1986. Prior to founding Delta Health, Mr. Higgins managed the North America sales and service operations of Elscint, Inc. ("Elscint"), for two years. Elscint is a full-line manufacturer of diagnostic imaging equipment based in Israel. Previously, Mr. Higgins held a similar position for one year with Xonics Medical Systems, Inc. ("Xonics"), which was acquired by Elscint in 1982. Xonics was also a full-line manufacturer of medical imaging equipment. Mr. Higgins presently serves on the Board of Directors of HIS.

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

        JOHN P. BOYLE is a Vice President and Chief Accounting Officer of the Company. Mr. Boyle joined the Company in January 1995. His primary responsibility is managing the Company's accounting, tax and financial reporting functions. Before joining the Company, Mr. Boyle spent seventeen years of his professional career in senior finance and accounting positions with financial services organizations. He spent the initial five years of his career with Peat Marwick Mitchell & Co. in Philadelphia. Mr. Boyle is a General Securities Principal and a CPA with almost twenty years of experience in financial services industry. Beyond his accounting background, he has extensive experience in credit and corporate finance matters. Mr. Boyle holds a Bachelor of Arts degree from Temple University.

        CYNTHIA J. COHN has been a Vice President of DVI since October
        1988 and Executive Vice President of DVI Business Credit since January 1994. She is responsible for all sales and marketing functions of DVI Business Credit. Ms. Cohn has been employed by the Company in a sales and management capacity since July 1986. Ms. Cohn also handles certain shareholder relation functions for the Company. She served as an Assistant Vice President from July 1987 to October 1988. Prior to joining the Company, Ms. Cohn served as Research Coordinator for Cantor, Fitzgerald Co., Inc., a stock brokerage firm, from February 1983 to July 1986, where she was responsible for development and coordination of that firm's research product for both institutional and retail clientele. She holds a Bachelor of Arts degree from Ithaca College. Ms. Cohn is the daughter of Gerald L. Cohn, a Director of the Company.

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

        RICHARD E. MILLER is a Vice President of the Company who joined the Company in April 1994. His primary responsibility is to manage the Company's sales organization of financing specialists that interface directly with the Company's customers. Before joining the Company, he served for six years as Vice President Sales for Toshiba America Medical Systems, a major distributor of medical imaging equipment. Previously, Mr. Miller was National Sales Manager for Thomsen CGR, a French manufacturer of medical imaging equipment, which was acquired by General Electric Medical Systems. He also previously served in sales management with General Electric Medical Systems. Mr. Miller has a Bachelor of Arts degree from Eastern University.

                                    PART II


ITEM 5.          MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

Price Range of Common Stock

The following table sets forth high and low last reported sales prices per share of Common Stock on the New York Stock Exchange, Inc. for the periods indicated.

FISCAL YEAR ENDED JUNE 30, 1995                                                HIGH        LOW
-------------------------------                                                ----        ---
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . . .             $11 1/4     $ 9 1/4
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .              11 1/2       9 7/8
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . .              13 5/8      10 5/8
Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . .              13 1/8      11


FISCAL YEAR ENDED JUNE 30, 1994                                                 HIGH        LOW
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



DIVIDEND POLICY

The Company has not declared or paid any cash dividends since its inception, and the Company anticipates that any future earnings will be retained for investment in corporate operations. Any declaration of dividends in the future will be determined in light of the conditions affecting the Company at that time, including, among other things, its earnings, financial condition, capital requirements, level of debt and the terms of any contractual limitations on dividends. The Company's principal warehouse facility prohibits DVI Financial Services, the Company's principal operating subsidiary, from paying cash dividends. In addition, the agreement with respect to the Company's 9-1/8% Convertible Subordinated Notes due 2002 (the "Convertible Subordinated Notes") places limitations on the payment of dividends by the Company and its subsidiaries.

As of June 30, 1995, there were approximately 2,450 beneficial holders of the Company's Common Stock.

ITEM 6. SUMMARY CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEARS ENDED JUNE 30,
                                                         ---------------------------------------------

                                                           1995      1994      1993     1992     1991
                                                           ----      ----      ----     ----     ----
STATEMENT OF OPERATIONS DATA:

Finance and other income  . . . . . . . . . . . . .      $39,027  $20,911   $15,199   $14,736  $10,571
Interest expense  . . . . . . . . . . . . . . . . .       22,860    8,833     5,005     5,989    4,933
Selling, general and administrative expense . . . .        9,152    7,765     5,735     3,832    2,795
Earnings from continuing operations before
  provision for income taxes, equity in net
  earnings (losses) of investees and
  discontinued operations . . . . . . . . . . . . .        7,015    4,313     4,459     4,915    2,843
Net earnings from continuing operations . . . . . .        4,069    2,260     2,580     3,053    1,726
Net earnings from continuing operations per share .        $0.61    $0.34     $0.39     $0.57    $0.37
Weighted average number of shares outstanding . . .        6,652    6,717     6,601     5,353    4,728



                                                                              JUNE 30,
                                                        ---------------------------------------------------

                                                          1995       1994       1993       1992      1991
                                                          ----       ----       ----       ----      ----
BALANCE SHEET DATA:

Cash and cash equivalents   . . . . . . . . . . . .     $  1,953   $  1,714   $  2,199   $  2,536   $ 2,080
Cash and short-term investments, restricted . . . .       12,241     13,065      6,825      4,004     4,531
Total assets  . . . . . . . . . . . . . . . . . . .      432,931    265,949    147,161    104,714    85,084
Borrowings under warehouse facilities . . . . . . .      155,173     34,586     45,221     31,349    22,153
Long-term debt, net . . . . . . . . . . . . . . . .      219,130    162,964     51,827     24,569    36,358
Shareholders' equity  . . . . . . . . . . . . . . .       40,250     33,993     34,664     34,006    16,113



The Company has not declared or paid any cash dividends since its inception. (See Dividend Policy.)

(See Notes 2, 3 and 15 to the accompanying Consolidated Financial Statements for discussion of discontinued operations and acquisitions and the effect on operations therefrom and earnings per share calculation.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Equipment Financing. For accounting purposes, the Company classifies equipment loans it originates as notes secured by equipment, direct financing leases or operating leases. Notes secured by equipment and direct financing leases are generally those transactions in which the obligor has substantially all of the benefits and risks of ownership of the equipment. Operating leases are generally those which only provide for the rental of the asset. The different classifications can result in accounting treatments that provide substantially different income and costs during the transaction term. Direct financing leases and notes secured by equipment are reflected on the Company's balance sheet as "investment in direct financing leases and notes secured by equipment." For statement of operations purposes, those transactions result in amortization of finance income over the transaction term in the amounts computed using the interest method.

         The Company enters into two types of direct financing lease transactions, which are referred to as "conditional sales agreements" and "fair market value transactions." Conditional sales agreements and notes secured by equipment represent those transactions in which no residual interest in the underlying equipment is retained by the Company. Fair market value transactions are those transactions in which the Company retains a residual interest in the equipment. This residual interest is recorded on the Company's books as an estimate of the projected value of the financed equipment at the end of the transaction term. At the inception of notes secured by equipment and direct financing lease transactions, "unearned income" represents the amount by which the gross transaction receivables, initial direct costs and the nominal estimated residual value (on fair market value transactions) exceed equipment cost.

         Subsequent to the January 1993 acquisition of MEF Corp., the Company significantly reduced its emphasis on entering into fair market value transactions and adopted a strategy to reduce the dollar amount of residual valuation on its balance sheet. As of June 30, 1995, residual valuation decreased to $3.6 million from $6.2 million at June 30, 1993, and from 5.3% of net financed receivables as of June 30, 1993 to 0.9% at June 30, 1995. Accordingly, during this period the percentage of the Company's equipment financing transactions structured as loans and conditional sales agreements have increased significantly. The Company believes that loans and conditional sales agreements will constitute a high percentage of its equipment financing transactions in the future.

         Leases and contracts for the rental of equipment which do not meet the criteria of direct financing leases are accounted for as operating leases. Equipment under an operating lease or a rental contract is recorded on the balance sheet at the Company's cost under the caption of "equipment on operating leases" and depreciated on a straight-line basis over the estimated useful life of the equipment.

         The Company has classified income under the categories of "amortization of finance income," "receivables finance income," "gain on sale of financing transactions" and "other income." Amortization of finance income consists of the interest component of payments received on notes secured by equipment (or medical receivables) and direct financing leases, and is calculated using the interest method whereby the income is reported over the term of the transactions. "Gain on sale of financing transactions" consists of gains recognized when the Company permanently funds transactions through whole loan sales. "Receivables financing income" consists primarily of purchased receivables income and income from the billing and collecting of medical receivables. The Company withdrew from the business of billing, collecting and purchasing medical receivables late in fiscal 1994, but will continue to record income as the receivables outstanding as of such date are collected by the third parties that the Company hired to service these accounts. On an ongoing basis, the Company evaluates the collectibility of these receivables and records a provision for amounts deemed uncollectible. In the event the aggregate uncollected amounts with respect to receivables the Company purchased exceeds amounts reserved for losses with respect thereto, the Company will record a loss. "Other income" consists primarily of late charges, dividends on investment in investee's preferred stock and income from operating leases.

         Notes secured by equipment and direct financing lease transactions are all noncancelable "net" transactions under which the obligor must make all scheduled payments, maintain the equipment, insure the equipment against casualty loss and pay all equipment related taxes. In fair market value transactions, at the end of the initial financing term, the obligor has the option either to purchase the equipment for its fair market value, extend the financing term under renegotiated

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

GENERAL (CONTINUED)


payments or return the equipment to the Company. If the equipment is returned to the Company, the Company must sell or lease the equipment to another user.

         In accordance with generally accepted accounting principles ("GAAP"), in transactions classified as notes secured by equipment and direct financing leases that the Company permanently funds through securitization or other structured finance transactions whereby the Company treats the funds received as debt, income is deferred and recognized using the interest method over the respective terms of the transactions. If an obligor under a transaction defaults, the Company may not receive all or a portion of the unamortized income associated with the transaction.

         Medical Receivable Financing. A small portion of the Company's business is providing lines of credit under which the Company makes full recourse loans to outpatient healthcare providers that are secured by medical receivables and other collateral. The respective interest and fee income from these loans are recognized over the terms of the lines of credit which are typically one to three years and are recorded as amortization of finance income.

         Discontinued Operations. In June 1993, the Company announced its decision to dispose of seven outpatient healthcare facilities which it operated or managed on a direct basis and one facility which was in the developmental stage and not yet in operation. At June 30, 1993, the Company established a reserve for the divestiture of the operations and recorded a loss on discontinued operations and disposal of discontinued operations of $1.9 million net of tax. This estimate was based on certain assumptions as to the likely timing of the divestitures, the estimated proceeds to be received upon the sale of certain of the facilities and the financial results of those operations pending divestiture. These operations have been reflected as discontinued operations in the Company's financial statements at June 30, 1993 and 1994.
The pre-tax loss from discontinued operations of $3.3 million at June 30, 1993 was comprised of $2.6 million relating to actual and estimated losses from operations of this segment through the date of disposition and $720,000 relating to estimated losses to be incurred upon the disposition of the segment's net assets.

         At June 30, 1994, the Company had disposed of or entered into definitive agreements to sell six of these outpatient healthcare facilities and had written off the investment in and assets of the remaining two. In connection with the disposal of these facilities, the Company retained certain assets and liabilities of these facilities, primarily accounts receivable and accounts payable. The Company's results of operations for fiscal 1994 include an additional $3.1 million net after tax change in estimate in the amounts reported as of June 30, 1993 for the disposition of this segment of the Company's operations. The change in estimate was comprised almost entirely of a change in the estimate, in the quarter ended June 30, 1994, in the estimated proceeds from the disposition of underlying healthcare operations assets which included goodwill, other intangibles, equipment and other assets. The change in estimate reflects the complete disposal or write-off of the discontinued operations segment.

RESULTS OF OPERATIONS

Impact of Financing Strategies on Results of Operations

         The Company's financing strategy is to obtain permanent funding for most of its equipment loans through securitization and to sell the remainder to reduce borrower concentration and to manage the Company's leverage. When funding loans through securitization, the issuer generally can structure the securitization so that the proceeds received are treated either as borrowed funds (i.e., debt on the issuer's financial statements) or funds it receives as a result of the sale of the underlying equipment loans. The accounting method to report finance income differs significantly depending on which of the two structures the issuer uses. When the proceeds received are treated as long-term debt, the issuer reports finance income over the term of the equipment loans that are funded. When the proceeds are treated as funds received from the sale of equipment loans, the income is generally reported at the time the equipment loans are funded. The Company uses the first alternative to recognize finance income when it sponsors a securitization; this means the Company treats the proceeds received as long-term debt on its financial statements and reports the finance income on its subordinated interest over the term of the equipment loans that are funded. When the Company sells loans, it generally

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, (CONTINUED)


recognizes the unamortized finance income at the time the funding takes place; however, it may recognize servicing and/or interest income on its subordinated interest over the remaining term of the equipment loans sold. Since the Company permanently funds most of its equipment loans by securitization or other forms of structured finance and therefore reports the finance income from these equipment loans over approximately five years, its near-term reported earnings are comparatively lower than they would be if the Company sold all of the loans.

         Over the past two years the Company has focused its strategy on increasing its market share. There can be no assurance that the Company's historical growth rate or current profitability can be sustained in the future. Additionally, the Company's expense levels are based in part on its expectations as to future financing volumes and the Company may be unable to adjust spending in a timely manner to compensate for a decrease in demand for financing of medical equipment. Accordingly, operating results may be adversely impacted. Fluctuations in operating results may also result in volatility in the price of the Company's stock. The Company believes that general economic conditions have not had a material adverse effect on the Company's recent operating results. There can be no assurances, however, that economic conditions will not have a material adverse effect on the Company in the future.

Year Ended June 30, 1995 Compared to Year Ended June 30, 1994

         The Company originated $338.0 million of loans for the year ended June 30, 1995, as compared to $163.0 million for the year ended June 30, 1994, an increase of 107%. This increase resulted from increased funding capacity and efficiency and improvements in sales and marketing capabilities, including the implementation of the Wholesale Program. Of this $175.0 million increase, $63.3 million represented loan originations under the Wholesale Program. The Company experienced an 82% increase in its average net financed receivables to $320.1 million for the year ended June 30, 1995, from $176.1 million for the year ended June 30, 1994. Average net financed receivables is calculated based on period beginning and period ending balances.

         Amortization of finance income increased 87% to $34.3 million for the year ended June 30, 1995 from $18.3 million for the year ended June 30, 1994. The increase was primarily a result of the overall increase in the size of the Company's net financed receivables.

         Receivables financing income decreased 76% to $355,000 in fiscal 1995 from $1.5 million in fiscal 1994 due primarily to the fact that the Company discontinued its billing and collecting of medical receivables operations late in fiscal 1994.

         The gain on sale of financing transactions, net increased 907% to $3.0 million for the year ended June 30, 1995 compared with a gain of $302,000 for the same period in the prior year. The increase relates to the Company's need to fund certain loans through whole loan sales to manage borrower concentrations.

         Other income, which consists primarily of late charges and other fees, dividends on investment in investee's preferred stock and operating lease income increased 52% to $1.3 million in fiscal 1995 as compared to $883,000 in fiscal 1994. The increase is due primarily to the preferred stock dividend and an increase in miscellaneous fees partially offset by a decrease in operating lease income.

         For the year ended June 30, 1995, interest expense increased 160% to $22.9 million from $8.8 million during the same period in the prior year. For the year ended June 30, 1995, the Company's average indebtedness (calculated based on period beginning and period ending balances) increased 94% to $285.9 million from $147.3 million during the same period in the prior year. The increase in interest expense and average indebtedness is primarily a result of the growth of the Company's loan portfolio. As a percentage of total finance and other income, interest expense was 59% in the year ended June 30, 1995 compared to 42% in the same period a year earlier. The increase in interest expense as a percent of total finance and other income is primarily the result of (a) increased short-term interest rates when utilizing variable interest rate warehouse facilities including the Bank Revolving Credit Agreement for interim funding purposes

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, (CONTINUED)


as well as (b) increased long-term interest rates when utilizing asset securitization for permanent funding purposes.

         Margins earned were $16.2 million for the year ended June 30, 1995, as compared to $12.1 million for the year ended June 30, 1994, an increase of 34%. The increase was primarily a result of the overall increase in the size of the Company's loan portfolio.

         Selling, general and administrative expense ("SG&A") increased 18% to $9.2 million for the year ended June 30, 1995 from $7.8 million for the year ended June 30, 1994. The increase primarily reflects additional personnel, and other costs associated with the growth in the Company's business. As a percentage of total finance and other income, SG&A was 23% for the year ended June 30, 1995 versus 37% for the same period last year. The percentage decrease in SG&A is a result of the Company's ability to increase the volume of transactions entered into and thus the size of its loan portfolio without a proportionate increase in SG&A.

         The Company's SG&A includes the provision for doubtful accounts. That provision was $1.3 million for the year ended June 30, 1995 as compared to $1.7 million for the same period the previous year. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

         The Company's net earnings were $4.1 million or $.61 per share for the year ended June 30, 1995 as compared to net earnings from continuing operations of $2.3 million or $.34 per share in the prior year.

         The Company's cash and cash equivalents at June 30, 1995 and June 30, 1994 were $2.0 million and $1.7 million, respectively. The increase was attributable to the uninvested proceeds from the Company's most recent securitization. The following describes the changes from June 30, 1994 to June 30, 1995 in the items which had the most significant impact on the Company's cash flow during the year ended June 30, 1995.

         The Company's net cash used in operating activities was $1.9 million during the year ended June 30, 1995 compared to $18.7 million net cash provided by operations for the year ended June 30, 1994. The increase in cash utilization during the year ended June 30, 1995 stems largely from a reduction in the Company's accounts payable from June 30, 1994 by $17.8 million. The decrease in accounts payable, which consists primarily of amounts due manufacturers of equipment that the Company has financed, stems from payments made to these manufacturers during the year ended June 30, 1995.

         The Company's net cash used in investing activities increased to $174.2 million during the year ended June 30, 1995 as compared to $119.6 million for the year ended June 30, 1994. This increase is attributed primarily to cash used to acquire equipment and to finance notes secured by equipment of $319.0 million during the year ended June 30, 1995 compared to $149.0 million for the year ended June 30, 1994. These uses of cash were offset by $161.4 million and $34.6 million of receipts in excess of amounts included in income and proceeds from sales of financing transactions for the same periods.

         The Company's net cash provided by financing activities was $176.4 million during the year ended June 30, 1995 up from $100.5 million for the year ended June 30, 1994. This results from a net increase in the Company's borrowings under warehouse facilities of $120.6 million for the year ended June 30, 1995 as compared to a $10.6 million net decrease in borrowings under warehouse facilities for the year ended June 30, 1994.


Year Ended June 30, 1994 Compared to Year Ended June 30, 1993

         The Company originated $163.0 million of loans in fiscal 1994, as compared to $58.6 million in fiscal 1993, an increase of 178%. The increase from period to period was primarily because the Company expanded its equipment financing capabilities as a result of its acquisition of MEF Corp. in January 1993. The Company's average net financed

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, (CONTINUED)


receivables increased 73% to $176.1 million for the period ended June 30, 1994, from $101.5 million for the period ended June 30, 1993. The Company experienced a decrease in its residual valuation to $3.7 million at June 30, 1994, from $6.2 million at June 30, 1993. The decrease stems primarily from the Company's sale of residuals totalling $1.2 million and the Company's strategy to reduce the number of loans in its portfolio in which residual values are recorded.

         Amortization of finance income increased 69% to $18.3 million for fiscal 1994 from $10.8 million for fiscal 1993. Although the Company's net financed receivables increased significantly, the amortization of finance income did not increase on a proportionate basis due to four factors: (i) the Company's strategy to originate equipment loans in which residual positions are not retained reduced the Company's rate of return on the respective transactions; (ii) the Company has narrowed the interest rate spread between the Company's costs of funding its equipment loans and the interest rates charged its customers; (iii) the volume of equipment loans originated in fiscal 1994 was greater in the second half of the year than in the first half; and
(iv) the interest rates under the Company's warehouse facilities increased during the year which increased interest expense and thus reduced margins.

         Receivables financing income increased to $1.5 million in fiscal 1994 from $1.3 million in fiscal 1993. Although the Company's notes collateralized by medical receivables portfolio increased significantly, receivable financing income did not increase on a proportionate basis primarily because the increase in the Company's volume of medical receivables financing transactions occurred late in fiscal 1994. Consequently, receivables financing income as a percent of the notes collateralized by medical receivables was reduced.

         Gain on sale of financing transactions, net declined 73% to $302,000 in fiscal 1994 from $1.1 million in fiscal 1993 due to the reduction in the number and dollar amount of equipment loans funded through whole loan sales and the increased use of securitization to obtain permanent funding for the Company's equipment loans.

         Other income, which consists of late charges, operating lease income, management income and other miscellaneous items decreased 55% to $883,000 in fiscal 1994 from $2.0 million for fiscal 1993. This decrease was due to a decline in net operating lease income. Net operating lease income declined 74% to $359,000 in fiscal 1994 from $1.4 million in fiscal 1993 as a result of the Company's strategy to reduce its originations of operating leases and the expiration of two substantial transactions near the end of fiscal 1993.

         Interest expense increased 76% to $8.8 million in fiscal 1994 from $5.0 million in fiscal 1993. For fiscal 1994, the Company's average indebtedness increased 92% to $147.3 million from $76.7 million during fiscal 1993. This increase stems primarily from an increase in the average outstanding balance of long-term debt during fiscal 1994 as compared to fiscal 1993. As a percentage of total finance and other income, interest expense was 42% for fiscal 1994 as compared to 33% in fiscal 1993. The increase in interest expense as a percent of total finance and other income is principally the result of: (i) the Company narrowing the interest rate spread between the cost of its funding and the interest rate charged its customers; (ii) the interest rates under the Company's warehouse facilities increasing during the year; and (iii) the Company's strategy to originate equipment loans in which residual positions are not retained reducing the Company's rate of return and thus its income on the respective equipment loans. Consequently, as a percentage of finance and other income, interest expense increased in fiscal 1994.

         Margins earned were $12.1 million in fiscal 1994 as compared to $10.2 million in fiscal 1993, an increase of 19%. The increase in fiscal 1994 over fiscal 1993 was primarily a result of the overall increase in the size of the Company's loan portfolio.

         SG&A increased 37% to $7.8 million in fiscal 1994 from $5.7 million in fiscal 1993. The largest component of this increase is a $1.4 million increase in the Company's provision for doubtful accounts which in fiscal 1994 was attributable to the growth of the Company's loan portfolio. The increase also reflects costs associated with additional personnel and related costs incurred in connection with the Company's acquisition of MEF Corp. during fiscal 1993, the acquisition of Medical Device Capital Company during fiscal 1994 and the expansion of its medical receivable

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, (CONTINUED)


financing business in fiscal 1994.

         Equity in net losses of investees increased 375% to $242,000 in fiscal 1994 from $51,000 in fiscal 1993. The increase in net losses of investees is primarily attributable to greater losses incurred by the Company's investees in the first half of fiscal 1994 than in fiscal 1993. See "Business -- Other Business Activities."

         The Company's net earnings from continuing operations were $2.3 million, or $.34 per share, for fiscal 1994 as compared to $2.6 million, or $0.39 per share, for fiscal 1993 a decrease of 12%. After giving effect to its discontinued operations, the Company's loss was $885,000, or $0.13 per share, for fiscal 1994 versus net earnings of $658,000, or $0.10 per share, for fiscal 1993. The Company's net earnings from continuing operations did not increase in fiscal 1994 despite the growth of its loan portfolio and the increase in finance and other income.

LIQUIDITY AND CAPITAL RESOURCES

General

         The Company's equipment financing business requires substantial amounts of capital and borrowings. The Company obtains warehouse funding from commercial and investment banks. The Company's warehouse borrowings are recourse obligations, while the Company's permanent funding is obtained principally on a limited recourse basis. In the case of limited recourse funding, the Company retains some risk of loss because it shares in any losses incurred and/or it may forfeit the residual interest the Company has in the underlying financed assets (if any) should defaults occur.

         A substantial portion of the Company's debt represents permanent funding of equipment loans obtained on limited recourse basis and is structured so that the cash flow from the underlying loans services the debt. Most of the Company's warehouse borrowings are used to temporarily fund the equipment loans and are repaid with the proceeds obtained from the permanent funding and cash flow from the underlying transactions.

         As a result of the rapid growth of the Company's equipment financing business, the amount of warehouse and permanent funding it requires has significantly increased. To meet its requirements for increased warehouse funding, the Company has expanded its warehouse facilities with banks, and has obtained warehouse facilities with investment banking firms the Company uses for its securitizations. To meet its requirement for increased permanent funding, the Company has enhanced its ability to fund equipment loans by both securitization and whole loan sales. If suitable sources of both warehouse and permanent funding are not available in the future, the Company's growth will be constrained and it may be forced to use less attractive funding sources in order to ensure its liquidity.

         Working capital financing for equipment financing customers is occasionally provided by the Company where the loan is adequately secured by acceptable collateral (typically accounts receivable) and the Company's other credit criteria are satisfied.

         In June 1994, the Company completed a $15.0 million private placement of Convertible Subordinated Notes. The Convertible Subordinated Notes (i) are convertible into shares of Common Stock at $10.60 per share at the discretion of the noteholders; (ii) bear interest at a rate of 9 1/8% payable in quarterly installments of interest only; and (iii) mature in June 2002. The proceeds generated from the placement were utilized by the Company to repay a portion of the existing debt under its principal warehouse facility and on a limited basis to fund medical receivables loans. The agreement with respect to the Convertible Subordinated Notes contains, among other things, limitations on the Company's ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. As of June 30, 1995, $500,000 aggregate principal of the Convertible Subordinated Notes had been converted into 47,169 shares of Common Stock.

         In August 1995, the Company completed an offering of 2,875,000 shares of its common stock for which it received

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, (CONTINUED)


net proceeds of $29.7 million.

         The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment financing business. However, the Company will have to expand both its warehouse and permanent funding capacity as well as to get into commercial paper programs and other means of unsecured debt financing vehicles to meet the Company's projected growth of its equipment financing business. In addition, the growth of the Company's medical receivable financing business is dependent on the Company's ability to obtain suitable funding for that business. Continued expansion of the Company's business and its continued use of securitizations will also require additional capital that the Company may seek to obtain from public offerings and/or private placements of equity securities and/or additional long-term debt financing. If the Company is unable to continue to increase its capital base, its ability to expand its financing business will be significantly constrained.

Warehouse Facilities

         At September 26, 1995, the Company had available an aggregate of $337.7 million under various warehouse facilities. The Company's primary warehouse facility, a revolving credit agreement with a syndicate of banks (the "Bank Revolving Credit Agreement"), provides the Company with $81.5 million in borrowing capacity. Borrowings under the Bank Revolving Credit Agreement bear interest at the Company's option at either a rate equal to 25 basis points over the Prime rate established by NatWest Bank N.A. (NatWest) or a rate of interest that varies from 150 to 180 basis points over the 30, 60 or 90-day LIBOR rate based on the Company's leverage ratio from time to time as defined in the Bank Revolving Credit Agreement. The Bank Revolving Credit Agreement is renewable annually at the bank syndicate's discretion. However, the Bank Revolving Credit Agreement provides that if the banks elect not to renew the facility at the end of its stated term, December 31, 1995, the outstanding loans automatically convert to four-year amortizing term loans at slightly higher interest rates.

         The Bank Revolving Credit Agreement requires the Company to limit all of its borrowings to specified levels determined by ratios based on the Company's tangible net worth and, under certain circumstances, to use specified percentages of internally generated funds to pay for equipment purchases. The Bank Revolving Credit Agreement also restricts the payment of dividends by DVI Financial Services to the Company under certain circumstances. In addition, the amount of funds available at any given time under the Bank Revolving Credit Agreement is constrained by the amount, type and payment status of the Company's equipment loans. If, at any time, a significant amount of the Company's loans were to become delinquent, the availability of credit under the Bank Revolving Credit Agreement would be reduced and, under other circumstances, the Company could be required to prepay a portion of the amounts outstanding under the Bank Revolving Credit Agreement. Since the Bank Revolving Credit Agreement was established, the only collateral that was eligible for borrowing purposes was equipment loans. To fund the growth of its medical receivable financing business, the Company requested that the banks participating in the Bank Revolving Credit Agreement begin to allow the Company to use the credit facility to fund medical receivable loans. During the quarter ended December 31, 1994, the banks agreed to permit borrowings by the Company of up to $7.0 million collateralized by medical receivables.

         The Company also has a $75.0 million interim funding facility with Prudential Securities Realty Funding Corporation (the "Prudential Facility"). This interim funding facility is available for certain transactions which are to be securitized under specified terms and bear interest at a rate equal to 75 basis points over the 30, 60 or 90-day LIBOR rate. The Prudential Facility also allows the Company to borrow up to $4.3 million in special advances that bear interest at a rate equal to 150 basis points over the 30-day LIBOR until October 31, 1995. The $4.3 million of special advances were repaid in August 1995. Borrowings under the Prudential Facility, including the special advances, are secured by (i) certain equipment loans and the equipment financed thereunder, (ii) the Company's interest in certain asset-backed notes, and
(iii) the Company's rights to receive funds from certain securitized equipment loans. All borrowings under the Prudential Facility mature on October 31, 1995. The Company has a second facility with Prudential, which provides the Company with $5.5 million in warehouse funding to make medical receivables loans to approved borrowers. Borrowings under the $5.5 million

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, (CONTINUED)


Prudential Facility bear interest at a rate equal to the Prime rate established by Morgan Guaranty Trust Company of New York. The borrowings are secured by medical receivables loans originated by the Company and the underlying receivables. This facility matures on November 30, 1995.

         The Company has a $75.0 million interim funding facility with ContiTrade Services Corporation (the "Conti Facility") which provides the Company with warehouse financing for certain equipment loans to be securitized or otherwise permanently funded through the Conti Facility. Borrowings under this facility bear interest at a rate equal to 150 basis points over the 30 or 60-day LIBOR rate which is fixed to the related funding period. This facility matures on October 31, 1995.

         In July 1995, the Company obtained a $100.0 million interim funding facility with Union Bank of Switzerland which provides the Company with warehouse financing for certain equipment loans to be securitized. Borrowings under this facility are secured by certain equipment loans and the equipment financed thereunder. Borrowings under this facility bear interest at a rate equal to 90 basis points over a 30, 60 or 90-day LIBOR rate which is fixed to the related funding period. This facility matures on November 27, 1995.

         The Company's use of securitization significantly affects its need for warehouse facilities. When using securitization, the Company is required to hold loans in warehouse facilities until a sufficient quantity is accumulated to meet the various requirements of the credit rating agencies and others involved, and to make a securitization cost effective. Generally, loans totalling $50 to $100 million will be placed in each securitization pool.

         When the Company borrows funds through warehouse facilities, it is exposed to a certain degree of risk caused by interest rate fluctuations. Although the Company's equipment loans are structured and permanently funded on a fixed interest rate basis, it uses warehouse facilities until permanent funding is obtained. Because funds borrowed through warehouse facilities are obtained on a floating interest rate basis, the Company uses hedging techniques to protect its interest rate margins during the period that warehouse facilities are used. The Company's sole reason for using hedging techniques is to offset the loss that occurs when loans are funded on an interim basis and interest rates rise causing the Company's interest rate margins on the loans to decline. Therefore, gains or losses generated through hedging techniques only benefit the Company to the extent they offset the corresponding reduction in margin due to rising interest rates until the loans are permanently funded.
The Company's primary hedging technique is to assume short positions in U.S. Treasury obligations of comparable maturities to the life of its loans. To the extent hedging gains or losses resulting from U.S. Treasury contracts are significant, the resulting cash payments or receipts may impact the Company's liquidity.

Permanent Funding Methods

         The Company has completed seven securitizations or other structured finance transactions totalling $414.8 million, including two public debt issues of $75.7 million and $90.0 million and five private placements of debt and whole loan sales totalling $249.1 million. In January 1994, the Company filed a $350 million registration statement (Registration No. 33-74446) with the Commission to provide for the future issuance of securitized debt in a series of transactions pursuant to the Commission's "shelf" registration rule. The registration statement was declared effective by the Commission on June 23, 1994. The $75.7 and $90.0 million public debt issues were the two initial fundings under the $350 million shelf registration. The Company expects to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans for the foreseeable future, except when issues of borrower concentration exist that warrant the sale of loans.

         The Company's use of securitization significantly affects its liquidity and capital requirements due to the amount of time required to assemble a portfolio of loans to be securitized. When using securitization, the Company is required to hold loans until a sufficient quantity is accumulated so as to attract investor interest and allow for a cost effective placement. This increases the Company's exposure to changes in interest rates and temporarily reduces its warehouse facility liquidity.

         Generally, the Company does not have binding commitments for permanent funding, either through securitization

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, (CONTINUED)


or whole loan sales. The Company has non-binding agreements with investment banking entities to fund future equipment loans through securitization. While the Company expects to be able to continue to obtain the permanent funding it requires for its equipment financing business, there can be no assurance that it will be able to do so. If, for any reason, any of these types of funding were unavailable in the amounts and on terms deemed reasonable by the Company, the Company's equipment financing activities would be adversely affected. The Company believes cash flows generated from operations and its warehouse facilities are sufficient to meet its near-term obligations.

INCOME TAX ISSUES

         Historically, the Company has deferred a substantial portion of its federal and state income tax liability because of its ability to obtain depreciation deductions from transactions structured as fair market value leases. Over the past 18 months, the proportion of transactions originated by the Company structured as fair market value leases has declined significantly, and the Company expects that trend to continue. In addition, the Company disposed of a portion of its equipment residual portfolio in fiscal 1994 and may continue to do so in future periods. As a result, the Company expects that in future periods its ability to defer its income tax liability will correspondingly decline. Additionally, the Company believes its effective tax rate will increase in future periods as a result of higher state tax rates in certain regions in which the Company conducts its business.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                               Page
                                                                                              Number
                                                                                              ------
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23
Consolidated Balance Sheets as of June 30, 1995 and 1994  . . . . . . . . . . . . . . . . .     24-25
Consolidated Statements of Operations for the years ended
     June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26
Consolidated Statements of Shareholders' Equity for the years ended
     June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27
Consolidated Statements of Cash Flows for the years ended
     June 30, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28-30
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .     31-44

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
DVI, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of DVI, Inc. and its Subsidiaries (the "Company") as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DVI, Inc. and its Subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
September 26, 1995

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                               June 30,
                                                                                    ---------------------------
                                                                                        1995           1994
                                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS (Note 2)  . . . . . . . . . . . . . . . . . . . .         $  1,952,848   $  1,713,769
                                                                                    ------------   ------------

CASH AND SHORT-TERM INVESTMENTS,
    RESTRICTED (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . .           12,240,604     13,064,814
                                                                                    ------------   ------------

RECEIVABLES:

Investment in direct financing leases and notes secured by equipment
    (Notes 2, 5, 6, 7, 8, 12 and 16) -
    Receivable in installments  . . . . . . . . . . . . . . . . . . . . . .          443,244,591    254,095,802
    Receivable in installments - related parties  . . . . . . . . . . . . .            8,254,953     16,427,684
    Residual valuation  . . . . . . . . . . . . . . . . . . . . . . . . . .            3,577,753      3,730,592
    Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (74,958,952)   (48,387,132)
                                                                                    ------------   ------------
    Net investment in direct financing leases and
         notes secured by equipment   . . . . . . . . . . . . . . . . . . .          380,118,345    225,866,946
                                                                                    ------------   ------------

Other receivables (Note 2) -
    From sale of leases and notes secured by equipment  . . . . . . . . . .              113,143        911,585
    Patient service accounts receivable (net of contractual allowances of
      $2,014,073 (1995) and $2,607,574 (1994))  . . . . . . . . . . . . . .              374,765      3,667,123
    Notes collateralized by medical receivables . . . . . . . . . . . . . .           22,486,847      6,006,600
                                                                                    ------------   ------------
      Total other receivables   . . . . . . . . . . . . . . . . . . . . . .           22,974,755     10,585,308
                                                                                    ------------   ------------

Less: Allowance for possible losses on receivables  . . . . . . . . . . . .           (3,282,321)    (2,497,916)
                                                                                    ------------   ------------

NET RECEIVABLES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          399,810,779    233,954,338
                                                                                    ------------   ------------

EQUIPMENT ON OPERATING LEASES (Notes 2 and 5)
    (net of accumulated depreciation of $1,646,041 (1995) and
     $1,163,591 (1994)) . .   . . . . . . . . . . . . . . . . . . . . . . .            2,722,288      2,893,683
                                                                                    ------------   ------------

FURNITURE AND FIXTURES (Note 2)
    (net of accumulated depreciation of $725,967 (1995) and
    $525,032 (1994))  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,468,221        817,135
                                                                                    ------------   ------------
INVESTMENTS IN INVESTEES (Notes 2 and 6)  . . . . . . . . . . . . . . . . .            7,655,950      4,646,382
                                                                                    ------------   ------------

GOODWILL, NET (Notes 2 and 15)  . . . . . . . . . . . . . . . . . . . . . .            1,866,667      2,024,253
                                                                                    ------------   ------------

OTHER ASSETS (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,213,411      6,834,972
                                                                                    ------------   ------------

      TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $432,930,768   $265,949,346
                                                                                    ============   ============





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               JUNE 30,
                                                                                     --------------------------
                                                                                         1995          1994
                                                                                     ------------  ------------
ACCOUNTS PAYABLE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  6,022,644  $ 23,861,905
                                                                                     ------------  ------------

OTHER ACCRUED EXPENSES  . . . . . . . . . . . . . . . . . . . . . . . . . .             7,638,639     8,215,021
                                                                                     ------------  ------------

BORROWINGS UNDER WAREHOUSE FACILITIES (Note 7)  . . . . . . . . . . . . . .           155,172,591   34,586,373
                                                                                     ------------  ------------

DEFERRED INCOME TAXES (Notes 2 and 9) . . . . . . . . . . . . . . . . . . .             4,717,059     2,329,205
                                                                                     ------------  ------------

LONG-TERM DEBT, NET:
    Discounted receivables (primarily limited recourse) (Notes 5, 8 and 16)           205,376,397   148,851,584
    Convertible subordinated notes (Notes 8, 10 and 12) . . . . . . . . . .            13,753,614   14,112,000
                                                                                     ------------  ------------

      Total long-term debt, net   . . . . . . . . . . . . . . . . . . . . .           219,130,011   162,963,584
                                                                                     ------------  ------------

         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .           392,680,944   231,956,088
                                                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)

SHAREHOLDERS' EQUITY (Notes 6, 10, 11 and 15):
    Preferred Stock, $10.00 par value; authorized,
      100,000 shares; no shares issued
    Common Stock, $.005 par value; authorized 13,000,000 shares,
      outstanding 6,711,680 shares (1995) and 6,567,295 shares (1994) . . .                33,558       32,836
    Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . .            29,281,063   28,155,502
    Unrealized gain on available-for-sale investments, net of deferred
      taxes of $768,707   . . . . . . . . . . . . . . . . . . . . . . . . .             1,061,548
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,873,655     5,804,920
                                                                                     ------------  ------------

         TOTAL SHAREHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . .            40,249,824   33,993,258
                                                                                     ------------  ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   . . . . . . . . . . .          $432,930,768  $265,949,346
                                                                                     ============  ============





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED JUNE 30,
                                                                       -----------------------------------------
                                                                             1995         1994           1993
                                                                       -----------    -----------    -----------
Finance and Other Income (Note 2):
      Amortization of finance income  . . . . . . . . . . . .          $34,285,584    $18,264,742    $10,826,020
      Receivables financing income  . . . . . . . . . . . . .              355,430      1,461,677      1,295,514
      Gain on sale of financing transactions, net   . . . . .            3,042,082        302,053      1,103,528
      Other income  . . . . . . . . . . . . . . . . . . . . .            1,343,663        882,667      1,973,490
                                                                       -----------    -----------    -----------

      Finance and Other Income  . . . . . . . . . . . . . . .           39,026,759     20,911,139     15,198,552
      Interest expense  . . . . . . . . . . . . . . . . . . .           22,859,535      8,832,836      5,004,744
                                                                       -----------    -----------    -----------

Margins Earned  . . . . . . . . . . . . . . . . . . . . . . .           16,167,224     12,078,303     10,193,808
      Selling, General and Administrative expense   . . . . .            9,152,164      7,765,112      5,734,981
                                                                       -----------    -----------    -----------

Earnings from Continuing Operations Before
    Provision for Income Taxes, Equity in Net Loss of
    Investees and Discontinued Operations . . . . . . . . . .            7,015,060      4,313,191      4,458,827
Provision for Income Taxes (Notes 2 and 9)  . . . . . . . . .            2,946,325      1,811,540      1,828,118
                                                                       -----------    -----------    -----------

Earnings from Continuing Operations Before Equity in Net
    Loss of Investees and Discontinued Operations . . . . . .            4,068,735      2,501,651      2,630,709
Equity in Net Loss of Investees . . . . . . . . . . . . . . .                           (242,150)        (50,547)
                                                                       -----------    -----------    -----------

Earnings from Continuing Operations . . . . . . . . . . . . .            4,068,735      2,259,501      2,580,162

    Discontinued Operations (Note 3):

    Loss from discontinued operations net of tax
      of $51,000 (1994) and $1,064,529 (1993)   . . . . . . .                              74,000      1,497,398
    Loss on disposal of discontinued operations, net of tax
      of $2,212,536 (1994) and $295,200 (1993)  . . . . . . .                           3,070,877        424,800
                                                                       -----------    -----------    -----------
    Loss from Discontinued Operations . . . . . . . . . . . .                           3,144,877      1,922,198
                                                                       -----------    -----------    -----------

Net Earnings (Loss)   . . . . . . . . . . . . . . . . . . . .          $ 4,068,735    $  (885,376)   $   657,964
                                                                       ===========    ===========    ===========

Net Earnings (Loss) Per Share (Note 2):
      From Continuing Operations  . . . . . . . . . . . . . .          $      0.61    $      0.34    $      0.39
      From Discontinued Operations  . . . . . . . . . . . . .                               (0.47)         (0.29)
                                                                       -----------    -----------    -----------

Net Earnings (Loss) Per Share . . . . . . . . . . . . . . . .          $      0.61    $     (0.13)   $      0.10
                                                                       ===========    ===========    ===========

Weighted Average Number of Shares
    Outstanding (Note 2)  . . . . . . . . . . . . . . . . . .            6,652,000      6,717,000      6,601,000





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          DVI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          UNREALIZED
                                                    COMMON STOCK                           GAIN ON
                                                      $.005 PAR                           AVAILABLE-                     TOTAL
                                                --------------------       ADDITIONAL      FOR-SALE       RETAINED   SHAREHOLDERS'
                                                 SHARES       AMOUNT        CAPITAL       INVESTMENTS     EARNINGS       EQUITY
                                                --------     -------      ------------    -----------    ----------  -------------
BALANCES AT JULY 1, 1992  . . . . . . . .      6,530,128     $32,651       $27,940,934     $     --      $6,032,332    $34,005,917
    Issuance of common stock upon
      exercise of stock options   . . . .            167           1               532                                         533
    Net earnings  . . . . . . . . . . . .                                                                   657,964        657,964
                                               ---------     -------       -----------                   ----------    -----------

BALANCES AT JUNE 30, 1993 . . . . . . . .      6,530,295      32,652        27,941,466                    6,690,296     34,664,414
    Issuance of common stock upon
      exercise of stock options   . . . .         37,000         184           214,036                                     214,220
    Net loss  . . . . . . . . . . . . . .                                                                  (885,376)      (885,376)
                                               ---------     -------       -----------                   ----------    -----------

BALANCES AT JUNE 30, 1994 . . . . . . . .      6,567,295      32,836        28,155,502                    5,804,920     33,993,258
    Issuance of common stock upon
      exercise of stock options   . . . .         97,216         486           625,797                                     626,283
    Conversion of subordinated notes  . .         47,169         236           499,764                                     500,000
    Unrealized gain on available-for-sale
      investments, net of deferred taxes
      of $768,707 (Note 2) . . . . . . .                                                    1,061,548                    1,061,548
    Net earnings  . . . . . . . . . . . .                                                                 4,068,735      4,068,735
                                               ---------     -------       -----------


BALANCES AT JUNE 30, 1995 . . . . . . . .      6,711,680     $33,558       $29,281,063     $1,061,548    $9,873,655    $40,249,824
                                               =========     =======       ===========     ==========    ==========    ===========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED JUNE 30,
                                                             ----------------------------------------------------
                                                                   1995              1994                1993
                                                             -------------      -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss) . . . . . . . . . . . . . . . . . .  $   4,068,735      $    (885,376)       $    657,964
                                                             -------------      -------------        ------------
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
         Equity in net loss of investees  . . . . . . . . .                           242,150              16,780
         Minority interest in subsidiaries . . . . . . . .                                               (132,404)
         Depreciation and amortization  . . . . . . . . . .      7,237,120          1,902,873           4,515,108
         Additions to allowance accounts, net . . . . . . .        190,904            979,210           1,153,585
         Gain on sale of financing transactions, net  . . .     (3,042,082)          (302,053)         (1,103,528)
         Deferred income taxes  . . . . . . . . . . . . . .      1,619,147         (2,152,084)            228,923
         Provision for discontinued operations  . . . . . .                         1,865,500             720,000
         Loss on disposition of assets  . . . . . . . . . .                         3,542,913
         Changes in assets and liabilities (net of effects
           from purchase of acquired entities):
         (Increases) decreases in:
         Cash and short-term investments, restricted  . . .        824,210         (6,239,329)         (2,821,330)
         Other receivables  . . . . . . . . . . . . . . . .      3,182,282          1,516,920          (4,016,448)
         Receivables from sale of leases
           and notes secured by equipment . . . . . . . . .        798,442          1,948,744           1,212,300
         Other assets   . . . . . . . . . . . . . . . . . .      1,621,561           (679,089)         (4,207,045)
         Increases (decreases) in:
           Accounts payable   . . . . . . . . . . . . . . .    (17,839,261)        16,531,725            (475,490)
           Other accrued expenses   . . . . . . . . . . . .       (576,382)           409,889             116,464
                                                             -------------      -------------        ------------
         Total adjustments  . . . . . . . . . . . . . . . .     (5,984,059)        19,567,369          (4,793,085)
                                                             -------------      -------------        ------------
       Net cash provided by (used in)
          operating activities  . . . . . . . . . . . . . .     (1,915,324)        18,681,993          (4,135,121)
                                                             -------------      -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of equipment acquired . . . . . . . . . . . . . .   (319,010,358)      (149,027,781)        (62,633,598)

     Receipts in excess of amounts included in income and
      proceeds from sales of financing transactions   . . .    161,447,928         34,565,693          29,391,908
     Net increase in notes collateralized by medical
      receivables . . . . . . . . . . . . . . . . . . . . .    (16,480,247)        (6,006,600)
     Furniture and fixtures additions . . . . . . . . . . .     (1,025,957)            17,606          (1,095,433)
     Investments in common and preferred stock
      of investees  . . . . . . . . . . . . . . . . . . . .                           149,998          (1,399,614)
     Amounts received from minority partners  . . . . . . .                                               116,944
     Payment for purchase of acquired entities  . . . . . .                                            (1,435,720)
     Cash proceeds from sale of assets  . . . . . . . . . .                           125,000
     Cash received from sale of common and preferred
      stock of investee   . . . . . . . . . . . . . . . . .        827,989            540,000
                                                             -------------      -------------        ------------
     Net cash (used in) investing activities  . . . . . . .  $(174,240,645)     $(119,636,084)       $(37,055,513)
                                                             -------------      -------------        ------------

                                  (Continued)

                           DVI, INC. AND SUBSIDIARIES

                                                                                        Year Ended June 30,
                                                                   ------------------------------------------------------------
                                                                        1995                    1994                    1993
                                                                   --------------         ---------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options . . . . . . . . . . . . . .       $      626,283         $       214,220           $       533

       Borrowings under:
         Warehouse facilities   . . . . . . . . . . . . . .           534,632,665            216,113,152             58,076,360
         Long-term debt  . . . . . . . . . . . . . . . . . .          107,510,263            146,855,283             44,534,864

       Repayments on:
         Warehouse facilities   . . . . . . . . . . . . . .         (414,046,447)           (226,748,005)           (44,204,047)
         Long-term debt   . . . . . . . . . . . . . . . . .          (52,327,716)            (35,965,998)           (17,554,080)
                                                                   --------------         ---------------           -----------

       Net cash provided by financing activities  . . . . .           176,395,048            100,468,652             40,853,630
                                                                   --------------         ---------------           -----------

NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS   . . . . . . . . . . . . . . .               239,079               (485,439)              (337,004)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR  . . . . . . . . . . . . . . . . .             1,713,769               2,199,208             2,536,212
                                                                   --------------         ---------------           -----------
CASH AND CASH EQUIVALENTS,
       END OF YEAR  . . . . . . . . . . . . . . . . . . . .        $    1,952,848         $     1,713,769           $ 2,199,208
                                                                   ==============         ===============           ===========
Cash paid during the year for:

      Interest  . . . . . . . . . . . . . . . . . . . . . .        $   22,400,387         $     5,579,168           $ 5,137,310
                                                                   ==============         ===============           ===========
      Income taxes  . . . . . . . . . . . . . . . . . . . .        $    1,650,342         $       551,848           $ 1,087,436
                                                                   ==============         ===============           ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:
Assets acquired and liabilities assumed in connection with business acquisitions:

      Fair value of net assets acquired   . . . . . . . . .                               $     2,000,000           $ 1,906,008
                                                                                          ===============           ===========
      Liabilities assumed   . . . . . . . . . . . . . . . .                                                         $   470,288
                                                                                                                    ===========

During the year ended June 30, 1995, $500,000 of Convertible Subordinated Notes was converted into common stock.

Unrealized gains on available-for-sale investments including restricted short-term investments and investments in investees total $1,061,548, net of deferred taxes of $768,707, as of June 30, 1995.





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

During the year ended June 30, 1994 the following noncash transactions occurred in conjunction with the disposal of the Company's healthcare operations segment (See Note 3).

Net assets sold or written off:
      Furniture and fixtures  . . . . . . . . . . . . . . .       $  733,065
      Equipment on operating leases   . . . . . . . . . . .        2,615,011
      Receivables   . . . . . . . . . . . . . . . . . . . .        1,106,664
      Other assets, net   . . . . . . . . . . . . . . . . .          686,842
                                                                  ----------
                                                                   5,141,582
                                                                  ----------

Liabilities assumed by Company:
      Accounts payable  . . . . . . . . . . . . . . . . . .          544,500
      Accrued liabilities   . . . . . . . . . . . . . . . .        1,758,442
                                                                  ----------
                                                                   2,302,942
                                                                  ----------




Less proceeds:

      Cash  . . . . . . . . . . . . . . . . . . . .                  125,000
      Notes receivable  . . . . . . . . . . . . . .                3,776,611
                                                                  ----------
                                                                   3,901,611
                                                                  ----------

Loss on disposal of assets                                        $3,542,913
                                                                  ==========


See Note 6 for discussion of additional noncash transactions.





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.          GENERAL

DVI, Inc. (the "Company" or "DVI") is engaged in the business of providing equipment financing and related services for users of diagnostic imaging, radiation therapy and other medical technologies. The Company's customer base consists principally of outpatient healthcare providers, physician groups and hospitals. By the terms of the underlying financing contracts, the Company's customers are generally considered in default if payment on a contract has not been received. Equipment under direct financing leases and notes secured by equipment serve as collateral for unpaid contract payments. Receivables under medical receivables financing transactions serve as collateral for unpaid contract payments.

NOTE 2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy - The consolidated financial statements include the accounts of DVI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents - Cash equivalents include highly liquid securities with original maturities of 90 days or less.

Investment in Direct Financing Leases and Notes Secured by Equipment - At contract commencement, the Company records the gross contract receivable, initial direct costs, estimated residual value of the financed equipment, if any, and unearned income. At June 30, 1995 and 1994, unamortized initial direct costs amounted to $6,878,083 and $5,444,135, respectively. Initial direct costs are amortized over the life of the contract on the interest method which reflects a constant effective yield. Receivables from Sale of Leases and Notes Secured by Equipment - The receivables from sale of leases and notes secured by equipment primarily relate to the sale of financing transactions which were complete as of the end of the respective period.

Receivables from Sale of Leases and Notes Secured by Equipment - The receivables from sale of leases and notes secured by equipment primarily relate to the sale of financing transactions which were complete as of the end of the respective period.

Patient Service Accounts Receivable - Patient service accounts receivable relate to billings for services performed by the Company's discontinued healthcare segment of its business (See Note 3). The receivables have been stated at their estimated net realizable value at June 30, 1995 and 1994.

Notes Collateralized by Medical Receivables - Notes collateralized by medical receivables consist of notes receivable resulting from working capital and other loans made to entities in the healthcare industry and receivables purchased from unrelated entities. The purchased receivables are stated at the lower of the Company's cost or the estimated collectible value.

Equipment on Operating Leases - Leases which do not meet the criteria for direct financing leases are accounted for as operating leases. Equipment on operating leases are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the equipment. Rental income is recorded monthly on a straight-line basis. Initial direct costs directly associated with operating leases are deferred and amortized over the lease term on a straight-line basis.

Furniture and Fixtures - Furniture and fixtures are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives (generally five years).

Short-Term Investments, Restricted and Investments in Investees - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the classification of investments in debt and equity securities into three categories: held to maturity, trading and available-for-sale. Debt securities that are purchased with the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are reclassified from available-for-sale or bought and held principally for the purpose of selling them in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. At June 30, 1995, the Company has only available-for-sale securities. Equity securities classified as available-for-sale securities are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes. The cumulative effect of the adoption of the new statement was not significant.

The investments in investees consist of common and nonvoting preferred equity interests in unconsolidated subsidiaries. Prior to fiscal 1994, the Company accounted for its investments in the common stock of these subsidiaries using
the equity method of accounting.   Subsequent to fiscal 1993, when the Company
no longer exerted significant influence over the investees, the Company began accounting for the investees utilizing the cost method. During the year ended June 30, 1994, the investment in the common stock of one investee was written down to zero to reflect the Company's cumulative share of equity losses in the investee and the investment in the preferred stock of this investee was recorded at the lower of cost or estimated realizable value.

                           DVI, INC. AND SUBSIDIARIES

NOTE 2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)


As of June 30, 1995, the Company's investments in common stock are classified as available for sale and carried at estimated fair value. (See Note 6.)

Goodwill - Goodwill at June 30, 1995 and 1994 represents the estimated excess contingent purchase price over the net tangible assets stemming from the acquisition of Medical Equipment Finance Corporation ("MEF Corp."). (See Note 15.) Goodwill relating to the acquisition of MEF Corp. is being amortized over a fifteen year period. The Company evaluates the recoverability of its goodwill separately for each applicable business acquisition at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess is recorded at that time.

Other Assets - Other assets consist of prepaid financing costs and equipment held for sale or release which is stated at the lower of cost or its net realizable value.

Debt Issuance Costs - Debt issuance costs related to securitizations and convertible subordinated notes are offset against the related debt and are being amortized over the life of the notes using the interest method.

Amortization of Finance Income - Amortization of finance income primarily consists of the interest component of payments received on notes secured by equipment (or medical receivables) and direct financing leases and is calculated using the interest method so as to approximate a level rate of return on the net investment. It also includes servicing fees earned for billing and collecting services related to the asset securitizations (See Note
8) and a gain on sale of residual interests of $799,661 during the fiscal year ended June 30, 1994.

Receivables Financing Income - Receivables financing income is primarily related to income generated from receivable purchases and income from billing/collecting activities which the Company has curtailed. Income from medical receivables purchases is recognized ratably as collections are made.

Gain on Sale of Financing Transactions - Gains arising from the sale of direct financing leases and investments in notes secured by equipment occur when the Company obtains permanent funding through the whole loan sale of a transaction to a third party. Subsequent to a sale, the Company has no or limited remaining interest in the transaction or equipment and no obligation to indemnify the purchaser in the event of a default on the transaction by the obligor, except when the sale agreement provides for participation in defined excess interest spreads or limited recourse in which the Company guarantees reimbursement under the agreement up to a specific maximum, which is of nominal value. Upon consummation of the sale transaction, the Company records a provision for anticipated losses under recourse provisions. Consequently, in the event of default by the obligor, the lender would exercise its rights under the lien with limited or no further recourse against the Company, notwithstanding any facts or circumstances that might promulgate the lender's assertion under representations and warranties made by the Company.

Other Income - Other income consists primarily of late charges, dividends on investments in investee's preferred stock and income from operating leases.

Taxes on Income - The Company accounts for taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. Such differences arise principally from recording hedging gains and losses and from lease transactions in which the operating lease method of accounting is used for tax purposes and the financing lease method, as described above, is used for financial statement purposes. Under the operating lease method, leased equipment is recorded at cost and depreciated over the useful life of the equipment and lease payments are recorded as revenue when earned.

Net Earnings (Loss) Per Share - Net earnings (loss) per share is based on the modified treasury stock method, except when the results of this method are anti-dilutive. In fiscal 1995, 1994 and 1993, net earnings (loss) per share is calculated using the weighted average common shares outstanding during the year because the results of the modified treasury stock method were antidilutive. For the quarters ended June 30, 1995 and March 31, 1995, fully diluted net earnings per share is calculated using the modified treasury stock method as the exercise of stock options, warrants and the conversion of the subordinated

                           DVI, INC. AND SUBSIDIARIES

NOTE 2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)


notes has a dilutive effect on earnings per share.

Recent Accounting Developments - The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as of July 1, 1994. The impact of the adoption did not have a material impact on the Company's operations.

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The Company must apply SFAS No. 114 in fiscal year 1996. The Company does not believe that application of SFAS No. 114, as amended, will have a material impact on its operations.

Reclassifications - Certain amounts as previously reported have been reclassified to conform to the year ended June 30, 1995 presentation.

NOTE 3.          DISCONTINUED OPERATIONS

On June 30, 1993, the Company formally adopted a plan to divest substantially all of its healthcare operations.

The following table presents net revenues, losses and selected balance sheet information relating to the healthcare operations segment as of, and for the years ended, June 30, 1994 and 1993.

                                                                   1994              1993
                                                                -----------      ------------
         Net service income . . . . . . . . . . . . . . .       $6,095,397       $6,455,932
         Loss from discontinued operations,
            net of tax of $51,000 (1994) and $1,064,529
           (1993)   . . . . . . . . . . . . . . . . . . .           74,000        1,497,398
         Loss on disposal of discontinued operations, net
            of tax of $2,212,536 (1994) and $295,200 (1993)      3,070,877          424,800

         Net assets . . . . . . . . . . . . . . . . . . .        1,300,000        7,589,025

In June 1993, the Company adopted a formal plan to discontinue its DVI Healthcare Operations segment consisting of seven outpatient healthcare facilities which it operated or managed on a direct basis and one facility which was in the developmental stage and not yet in operation. At June 30, 1993, the Company established a reserve for the divestiture of the operations and recorded a loss on discontinued operations and disposal of discontinued operations of $1.9 million net of tax. This estimate was based on certain assumptions as to the likely timing of the divestitures, the estimated proceeds to be received upon the sale of certain of the facilities and the financial results of those operations pending divestiture. These operations have been reflected as discontinued operations in the Company's financial statements at June 30, 1993 and 1994. The pre-tax loss from discontinued operations of $3.3 million at June 30, 1993 was comprised of $2.6 million relating to actual and estimated losses from operations of this segment through the date of disposition and approximately $700,000 relating to estimated losses to be incurred upon the disposition of the segment's net assets.

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

NOTE 4.          CASH AND SHORT-TERM INVESTMENTS, RESTRICTED

Cash and short-term investments, restricted consist of cash, certificates of deposit and U.S. treasury obligations - available for sale maintained by the Company which are pledged as collateral for certain limited recourse borrowings related to direct financing leases, notes secured by equipment and operating leases. The estimated fair value and the amortized cost of U.S. Treasury obligations - available for sale as of June 30, 1995 is $10,260,303. There were no sales of U.S. Treasury

                          DVI, INC. AND SUBSIDIARIES

NOTE 4.          CASH AND SHORT-TERM INVESTMENTS, RESTRICTED, (CONTINUED)


obligations during the year ended June 30, 1995.

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

                                                                   DIRECT FINANCING LEASES
                                                                       AND NOTES SECURED         OPERATING
                                                                        BY EQUIPMENT               LEASES
                                                                        ------------             ----------
   YEAR ENDING JUNE 30,
   --------------------
                1996  . . . . . . . . . . . . . . . . .                $149,894,000               $424,009
                1997  . . . . . . . . . . . . . . . . .                 100,618,000                316,034
                1998  . . . . . . . . . . . . . . . . .                  89,008,000                 92,500
                1999  . . . . . . . . . . . . . . . . .                  66,733,000
                2000  . . . . . . . . . . . . . . . . .                  34,082,000
                Thereafter  . . . . . . . . . . . . . .                  11,164,544
                                                                       ------------               --------
                                                                        451,499,544                832,543

                Residual valuation  . . . . . . . . . .                   3,577,753
                                                                       ------------               --------
                Total . . . . . . . . . . . . . . . . .                $455,077,297               $832,543
                                                                       ============               ========

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

During the year ended June 30, 1995, the Company sold receivables to third parties realizing gains of approximately $3.0 million. In connection with the sales, the Company retained subordinated interests in the receivables. Under the purchase agreement, the Company is required to fund any losses on the receivables up to its subordinated interests. The Company maintains an allowance for estimated losses related to its subordinated interests.

At June 30, 1995, direct financing lease receivables amounting to $264.6 million are assigned as collateral for the long-term debt (See Note 8).

NOTE 6.          INVESTMENTS IN INVESTEES

At June 30, 1995, the Company held investments in two entities, Healthcare Imaging Services, Inc. ("HIS") and Diagnostic Imaging Services, Inc. ("DIS") totalling approximately 17% and 8%, respectively, of the outstanding common stock of each entity. In September 1994, IPS Health Care, Inc., the Company's original investee, merged with DIS, an unaffiliated company, which reduced the Company's common stock ownership from approximately 22% to 10%. At that time, the Company began accounting for its investment in DIS on a cost basis. In March 1995, the Company sold its stock in SMT Health Services Inc., a provider of mobile diagnostic imaging services. The Company's investments in common stock of these unconsolidated entities have historically been accounted for using the equity method of accounting because the Company maintained significant influence over the investees.

As a part of the Company's overall strategy to operate exclusively as a financial services company, the Company initiated a process to divest of its interests in these investees. As a part of this process, during each of the three months ended December 31, 1993 and March 31, 1994, the Company completed a series of steps which significantly diminished its influence over SMT and
HIS, respectively.   These steps included, among other things, arrangements
with both SMT and HIS to have all existing financing transactions between DVI and the related entity refinanced through third party lenders and relinquishment by DVI of

                           DVI, INC. AND SUBSIDIARIES

NOTE 6.          INVESTMENTS IN INVESTEES, (CONTINUED)


its first right of refusal to finance all future equipment purchases made by the entities. The Company also agreed that, upon completion of the refinancings, it would relinquish its representation on the respective investees' Boards of Directors and sell the common shares it owns in each investee. Finally, during the refinancing process, DVI agreed to vote its common shares consistent with each of the investees' management. As a result of the Company's significant decline in influence over HIS and SMT, the Company's investments in those entities have been accounted for on a cost basis since January 1, 1994 for SMT and April 1, 1994 for HIS. Had the Company continued to account for these investees on the equity method, the net loss for the year ended June 30, 1994 would have increased by $236,000 before offsetting any losses due to mark to market adjustments. Prior to these dates, the Company accounted for its investments in HIS and SMT under the equity method due to factors that existed which the Company believes yielded it significant influence on the operating and financial policies of these investees. These factors included the Company providing a significant portion of the investees' equipment financing, the Company's right of first refusal to finance all the investees' equipment purchases and the Company's representation on the investees' Boards of Directors allowing voting power relating to mergers, major dispositions of assets and liquidations. During the year ended June 30, 1995, the Company sold its investment in SMT for proceeds equal to its cost of $827,989. The Company's investment in the equity of the common stock of IPS continued to be accounted for under the equity method until September 1994 when the Company's ownership of IPS declined to approximately 10% and its influence over IPS declined significantly, at which time the Company began to account for this investment on a cost basis.

Subsequent to the Company's initial investment in IPS, the Company made additional investments in common and preferred stock of IPS, financed various leasing transactions for Magnetic Resonance Imaging ("MRI") and other equipment and entered into several restructuring agreements with IPS as follows:

In August 1992, due to severe cash flow difficulties experienced by IPS, the Company restructured certain debt of IPS. The restructuring of debt included, among other things, the reduction of interest rates on four transactions, extension of payment terms on certain direct finance lease receivables, the transfer of direct patient billing and collection process to a wholly owned subsidiary of the Company, the issuance of a working capital line of credit to IPS, an agreement for IPS to provide consulting services to DVI, and the appointment of two of the Officers of the Company to IPS's Board of Directors. At the same time, the Company acquired 730,768 shares of restricted IPS common stock from persons affiliated with the Company in exchange for $137,019 which represented the fair value of the common stock as agreed to by the parties.

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

In September 1994, following the completion of the merger agreement between IPS and DIS, the Company entered into an Agreement for the Exchange of Stock and Assets. The agreement provided for the exchange of all the then outstanding preferred stock of IPS owned by the Company for a new series of DIS preferred stock (Series F). The agreement also provided for the exchange of certain debt with a carrying value of $4 million, assumption by the Company of certain assets and liabilities of IPS valued at approximately $164,000, the return of certain equipment under leases with IPS to the Company valued at approximately $2,164,000 and the issuance of Series G preferred stock of DIS valued at $2,000,000. The Company did not record a gain or loss on any of the restructuring transactions.


The Series F and G preferred stock have liquidation preferences at $1.00 per share, are redeemable at the option of DIS at $1.00 per share plus accrued dividends, are convertible into common stock of DIS at $2.42 per share for Series F and $1.00 per share for Series G, and are entitled to annual cumulative dividends ranging from $.05 per share to $.10 per share. In addition, the majority shareholder of DIS has the right to repurchase the Series F and G preferred stock for $4,482,000 through September 2001.

The Company's common stock investments in HIS and DIS are classified as available-for-sale and have a total cost of

                           DVI, INC. AND SUBSIDIARIES

NOTE 6.          INVESTMENTS IN INVESTEES, (CONTINUED)


$1,341,377 and a total estimated fair value of $3,171,632 which resulted in an unrealized gain of $1,830,255 as of June 30, 1995. There were no sales of HIS or DIS investments during the year ended June 30, 1995.

NOTE 7.         BORROWINGS UNDER WAREHOUSE FACILITIES

The Company's primary credit facility, pursuant to a revolving credit agreement with a syndicate of banks (the "Bank Revolving Credit Agreement"), provides for the borrowings of up to $81.5 million. Borrowings under this facility bear interest at the Company's option at either 25 basis points over the Prime rate established by NatWest Bank N.A. or a rate of interest that varies from 150 to 180 basis points over the 30, 60 or 90-day LIBOR rate based on the Company's leverage ratio from time to time as defined in the Bank Revolving Credit Agreement. The Bank Revolving Credit Agreement is renewable annually at the bank syndicate's discretion. The credit agreement also provides that if the banks elect not to renew the facility at the end of its stated term, then outstanding loans automatically convert to four-year amortizing term loans at slightly higher interest rates. The Bank Revolving Credit Agreement prohibits the Company from paying dividends other than dividends payable solely in shares of the Company's common stock and limits borrowings to specified levels determined by ratios based on the Company's tangible net worth and, under certain circumstances, to use specified percentages of internally generated funds to pay for equipment purchases. As of June 30, 1995, the Company was in compliance with the financial covenants.

The Company also has a $75.0 million interim funding facility with Prudential Securities Realty Funding Corporation (the "Prudential Facility"). This interim funding facility is available for certain transactions which are to be securitized under specified terms and bear interest at a rate equal to 75 basis points over the 30, 60 or 90-day LIBOR rate. The Prudential Facility also allows the Company to borrow up to $4.3 million in special advances that bear interest at a rate equal to 150 basis points over the 30-day LIBOR until October 31, 1995. The $4.3 million in special advances was repaid in August 1995. Borrowings under the Prudential Facility, including the special advances, are secured by (i) certain equipment loans and the equipment financed thereunder, (ii) the Company's interest in certain asset-backed notes and (iii) the Company's rights to receive funds from certain securitized equipment loans. All borrowings under the Prudential Facility mature on October 31, 1995. The Company has a second facility with Prudential, which provides the Company with $5.5 million in warehouse funding to make loans secured by medical receivables to approved borrowers. Borrowings under the $5.5 million Prudential Facility bear interest at a rate equal to the Prime rate established by Morgan Guaranty Trust Company of New York. The borrowings are secured by medical receivables loans originated by the Company and the underlying receivables. This facility matures on November 30, 1995.

The Company has a $75.0 million interim funding facility with ContiTrade Services Corporation (the "Conti Facility") which provides the Company with warehouse financing for certain equipment loans to be securitized or otherwise permanently funded through the Conti Facility. Borrowings under this facility bear interest at a rate equal to 150 basis points over the 30 or 60-day LIBOR rate which is fixed to the related funding period. This facility matures on October 31, 1995.

At June 30, 1995, the Company had available an aggregate of $268.0 million in interim funding facilities of which $155.2 million was utilized.

In July 1995, the Company obtained a $100.0 million interim funding facility with Union Bank of Switzerland which provides the Company with warehouse financing for certain equipment loans to be securitized. Borrowings under this facility are secured by certain equipment loans and the equipment financed thereunder and bear interest at a rate equal to 90 basis points over a 30, 60 or 90-day LIBOR rate which is fixed to the related funding period.

NOTE 8.         LONG-TERM DEBT

The discounted receivables are payable to financial institutions, relate to the discounting of direct financing lease obligations and notes secured by equipment primarily on a limited or nonrecourse basis, and are collateralized by the underlying equipment receivables (See Note 5).

Future annual maturities of discounted receivables, net of capitalized issuance costs of $3,976,212 are as follows:

   YEAR ENDING JUNE 30,

                           DVI, INC. AND SUBSIDIARIES

NOTE 7.          BORROWINGS UNDER WAREHOUSE FACILITIES (CONTINUED)


   1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 58,344,186
   1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .      50,034,597
   1998  . . . . . . . . . . . . . . . . . . . . . . . . . . .      45,225,948
   1999  . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,282,001
   2000  . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,318,372
   Thereafter  . . . . . . . . . . . . . . . . . . . . . . . .       3,171,293
                                                                  ------------
                Total  . . . . . . . . . . . . . . . . . . . .    $205,376,397
                                                                  ============

All of the discounted receivables have been permanently funded through four asset securitizations which were initiated during fiscal years 1992 through 1995. Debt under these securitizations are limited recourse, bear interest at rates ranging between 5.34% to 7.81% and are serviced by the Company. The agreements require that the Company comply with certain servicing requirements as defined in the related securitization agreements, require limited cash collateral (See Note 4) or residual interests and contain various recourse provisions. (See Note 13.)

In June 1994, the Company completed a $14,112,000, net of issuance costs totalling $888,000, private placement of Convertible Subordinated Notes. The Convertible Subordinated Notes are convertible into common shares at $10.60 per share at the discretion of the noteholders, bear interest at a rate of 9 1/8% payable in quarterly installments of interest only and mature in June 2002. During the year ended June 30, 1995, $500,000 of these notes were converted into 47,169 shares of common stock of the Company.

NOTE 9.          INCOME TAXES

The provision for income taxes is comprised of the following:

                                                                             YEAR ENDED JUNE 30,
                                                                -------------------------------------------
                                                                   1995             1994            1993
                                                                ----------       ----------      ----------
   Currently payable  . . . . . . . . . . . . . . . . . .       $  466,558       $2,623,340      $  608,998
   Deferred   . . . . . . . . . . . . . . . . . . . . . .        2,479,767         (811,800)      1,219,120
                                                                ----------       ----------      ----------
        Total   . . . . . . . . . . . . . . . . . . . . .       $2,946,325       $1,811,540      $1,828,118
                                                                ==========       ==========      ==========

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to earnings from continuing operations is as follows:

                                                                              YEAR ENDED JUNE 30,
                                                               --------------------------------------------
                                                                   1995              1994           1993
                                                               ----------        ----------      ----------
   Provision for income taxes at
      the federal statutory rate  . . . . . . . . . . . .      $2,455,271        $1,509,617      $1,516,001
   State income taxes, net of
      federal tax benefit   . . . . . . . . . . . . . . .         452,144           298,904         312,327
   Other      . . . . . . . . . . . . . . . . . . . . . .          38,910             3,019            (210)
                                                               ----------        ----------      ----------
        Total   . . . . . . . . . . . . . . . . . . . . .      $2,946,325        $1,811,540      $1,828,118
                                                               ==========        ==========      ==========

The major components of the Company's net deferred tax liabilities of $4,717,059 and $2,329,205 at June 30, 1995 and 1994, respectively, are as follows:

                                                               1995                  1994
                                                            ----------            -----------
         Accumulated depreciation . . . . . . . . . .      $27,963,678            $23,214,892
         Deferred recognition of lease income . . . .      (21,751,039)           (18,023,343)
         Alternative minimum tax credits carryforwards        (403,121)              (699,428)
         Gain or loss on investments  . . . . . . . .          780,763               (496,741)
         Allowances for uncollectible receivables . .       (1,179,120)              (953,372)
         State income taxes . . . . . . . . . . . . .         (401,124)              (379,195)
         Other  . . . . . . . . . . . . . . . . . . .         (292,978)              (333,608)
                                                            ----------            -----------
            Total . . . . . . . . . . . . . . . . . .       $4,717,059            $ 2,329,205
                                                            ==========            ===========

                           DVI, INC. AND SUBSIDIARIES

NOTE 9.          INCOME TAXES, (CONTINUED)

NOTE 10.         SHAREHOLDERS' EQUITY

Prior to June 30, 1994, the Company issued warrants to purchase a total of 80,000 common shares at prices between $7.625 and $8.375 per share to all non-employee Directors of the Company and warrants to purchase up to 35,000 common shares at $8.50 per share to an unrelated party. Additionally, in fiscal 1992, the Company issued warrants to purchase up to 200,000 shares of the Company's common stock at $18.00 per share to an underwriter as compensation for investment banking services. No compensation expense was recognized as a result of this transaction. The warrants vest at various dates through November 1996 and expire at various dates through 2003. At June 30, 1995, warrants for 402,000 common shares were exercisable and none of the warrants had been exercised.

In February 1991, the Company issued 575,000 units at $10.50 per unit (consisting of 575,000 shares of the Company's common stock and redeemable warrants to purchase 575,000 shares of the Company's common stock at $12.00 per share) to the public for total proceeds of $6,037,500 before net offering costs of $999,875. As of June 30, 1995, none of these warrants had been exercised. The warrants expire in February 1996, and are redeemable by the Company provided certain conditions are met. In addition, the underwriter has an option to purchase an additional 50,000 units at $12.60 per share. The underwriter's option is exercisable during a three-year period commencing February 7, 1993. In 1991, the Company also issued warrants to purchase 50,000 common shares at $12.00 per share to another underwriter.

In June 1994, the Company issued convertible subordinated notes to related and unrelated parties which are convertible at the option of the holder into 1,415,094 shares of common stock at $10.60 per share. As of June 30, 1995, $500,000 of these notes were converted into 47,169 shares of common stock (See Notes 8 and 12). Had the conversion occurred at July 1, 1994, the impact on the earnings of the Company for the year ended June 30, 1995 would have been insignificant.

NOTE 11.         STOCK OPTION PLAN

The Company has a stock option plan which currently provides for the granting of options to employees to purchase up to 1,250,000 shares of the Company's common stock at the fair market value at the date of grant. Options granted under the plan generally vest over three to five years from the date of grant and expire ten years after the date of the grant. Any unexercised options are canceled ninety days subsequent to the termination of the employee and are returned to the plan.

                           DVI, INC. AND SUBSIDIARIES

NOTE 11.         STOCK OPTION PLAN, (CONTINUED)

The following table summarizes the activity under the plan for the periods indicated:


                                                                              OPTIONS             EXERCISE PRICE
                                                                            OUTSTANDING              PER SHARE
                                                                            -----------           --------------
   Outstanding at July 1, 1992  . . . . . . . . . . . . . . . . . .           425,172             $1.44 - $13.50
   Granted  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           158,600               5.00 - 13.50
   Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (167)                      3.19
   Canceled   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (47,500)
                                                                              -------             --------------

   Outstanding at June 30, 1993   . . . . . . . . . . . . . . . . .           536,105             $1.44 - $13.50
   Granted    . . . . . . . . . . . . . . . . . . . . . . . . . . .           399,625               7.00 - 10.38
   Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (37,000)              3.00 -  8.38
   Canceled   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (88,868)
                                                                              -------             --------------

   Outstanding at June 30, 1994   . . . . . . . . . . . . . . . . .           809,862             $1.44 - $13.50
   Granted    . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,000               9.13 - 10.63
   Exercised  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (97,216)              2.68 - 12.88
   Canceled   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (85,936)
                                                                              -------             --------------

   Outstanding at June 30, 1995   . . . . . . . . . . . . . . . . .           642,710             $1.44 - $13.50
                                                                              =======             ==============

As of June 30, 1995, options to purchase 279,318 shares were exercisable.

NOTE 12.         RELATED PARTY TRANSACTIONS

The Company's principal executive offices located in Doylestown, Pennsylvania are leased from a party related to a shareholder/director of the Company. The lease commenced in December 1994 and the Company recorded rent expense under this lease of $33,544 for the year ended June 30, 1995.

At June 30, 1995 and 1994, receivables in installments from investees totalled $8,254,953 and $16,427,684, respectively.

During the years ended June 30, 1995 and 1994, the Company entered into various agreements with investees which are described in Note 6.

During the year ended June 30, 1994, the Company issued convertible subordinated notes totalling $9,550,000 to related parties (See Notes 8 and 10).

In June 1995, the Company and former shareholders of MEF Corp., some of whom are also officers of the Company, entered into an agreement to set the purchase price of MEF Corp. (See Note 15.)

NOTE 13.         COMMITMENTS AND CONTINGENCIES

Facility Leases - The Company leases its facilities under noncancelable operating leases with terms in excess of one year. The lease for the Company's principal facility expires in June 2005. Rent expense for the years ended June 30, 1995, 1994 and 1993 amounted to $497,818, $462,731, and $715,246, respectively.  Future minimum lease payments under these leases are as follows:





                                                                            FUTURE MINIMUM
           YEAR ENDING JUNE 30,                                             LEASE PAYMENTS
           --------------------                                            ----------------

                           DVI, INC. AND SUBSIDIARIES

NOTE 13.         COMMITMENTS AND CONTINGENCIES, (CONTINUED)


              1996  . . . . . . . . . . . . . . . . . . . . . . . .              $520,017
              1997  . . . . . . . . . . . . . . . . . . . . . . . .               486,890
              1998  . . . . . . . . . . . . . . . . . . . . . . . .               441,441
              1999  . . . . . . . . . . . . . . . . . . . . . . . .               441,493
              2000  . . . . . . . . . . . . . . . . . . . . . . . .               429,827
              Thereafter  . . . . . . . . . . . . . . . . . . . . .             1,178,250
                                                                                ---------

                 Total  . . . . . . . . . . . . . . . . . . . . . .            $3,497,918
                                                                               ==========

Commitments - Under certain limited recourse agreements, the Company may be required to provide for losses incurred on uncollected lease receivables previously collateralized. At June 30, 1995, the maximum contingent liability under the limited recourse agreements amounted to $35,432,155. This contingent liability, however, could be offset by any proceeds received from the resale or remarketing of available equipment financed under the agreements.

Litigation - The Company is involved in litigation both as a plaintiff and defendant in matters arising out of the Company's normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on the consolidated financial statements of the Company.

NOTE 14.         BENEFIT PLANS

The Company maintains and administers an Employee Savings Plan pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by the Company's Board of Directors. The Company contributed $38,751, $48,673 and $21,493 to the Plan during the years ending June 30, 1995, 1994 and 1993, respectively.

NOTE 15.         ACQUISITIONS

In January 1993, the Company acquired the outstanding shares of Medical Equipment Finance Corporation ("MEF Corp."), which had only intangible assets at the date of acquisition. Under the terms of the original purchase agreement, the purchase price was payable before October 15, 1998 in cash or common stock of DVI, as elected by the Company. As initially structured, the purchase price was to be determined as a percentage of the after-tax earnings of the acquired entity during the sixty-six month period following the date of acquisition, consequently, no amounts were recorded at the date of acquisition. At June 30, 1994, no amounts were earned under the contract, however, at that time the Company accrued $2 million as costs in excess of net assets acquired (goodwill) which represents the Company's estimate of the minimum amount to be payable to former shareholders of MEF Corp. Had the acquisition occurred on July 1, 1992, the impact on the operations of the Company would not have been significant.

During the year ended June 30, 1994, management entered into negotiations with the former shareholders of MEF Corp. to revise certain terms of the purchase agreement. In June 1995, the Company and the former shareholders of MEF Corp. agreed, subject to stockholder approval and an increase in the authorized capital stock of the Company, to set the purchase price of MEF Corp. at 400,000 shares of the Company's common stock valued at $4.65 million. The Company will record additional goodwill of $2.65 million at the time shareholder approval is obtained. Had the revised purchase agreement been finalized on July 1, 1992, net income would have decreased by $73,970, $73,970 and $112,636 and earnings per share would have been reduced $0.011, $0.011 and $0.017 for the years ended June 30, 1995, 1994 and 1993, respectively.

During the year ended June 30, 1994, the Company acquired additional shares of IPS Health Care, Inc. preferred stock. (See Note 6.)

                           DVI, INC. AND SUBSIDIARIES

NOTE 16.         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosures About Fair Value of Financial Instruments, a summary of the estimated fair value of the Company's consolidated financial instruments at June 30, 1995 and 1994 is presented below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                                                     JUNE 30, 1995
                                                                      -------------------------------------------
                                                                        CARRYING                   ESTIMATED FAIR
                                                                         AMOUNT                        VALUE
                                                                      ------------                 --------------
Assets:
    Receivable in installments (excluding investment
         in direct financing leases)  . . . . . .                     $177,784,930                  $182,283,747
Liabilities:
    Discounted receivables    . . . . . . . . . .                     $205,376,397                  $202,967,276


                                                                                     JUNE 30, 1994
                                                                      -------------------------------------------
                                                                        CARRYING                   ESTIMATED FAIR
                                                                         AMOUNT                         VALUE
                                                                      ------------                 --------------
Assets:
    Receivable in installments (excluding investment
         in direct financing leases)  . . . . . .                     $ 81,732,962                  $ 85,022,168
Liabilities:
    Discounted receivables    . . . . . . . . . .                     $148,851,584                  $146,999,444


The carrying values of cash and cash equivalents, cash and short-term investments, restricted, receivables from sale of leases and notes secured by equipment, patient service accounts receivable, notes collateralized by medical receivables, accounts payable, other accrued expenses, short-term bank borrowings and convertible subordinated notes approximate fair values at June 30, 1995 and 1994.

The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Receivable in installments:

The fair value of the financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of June 30, 1995 and 1994. The Company believes that the risk factor embedded in the entry-value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry-value basis. In accordance with SFAS 107, the Company has excluded receivables from lease contracts of approximately $199.3 million and $141.6 million as of June 30, 1995 and 1994, respectively, from the receivable in installments fair value calculation. Additionally, the receivable in installments - related parties balances relates exclusively to lease receivables and has therefore been excluded from the Company's fair value calculation.

Discounted receivables:

The fair value of discounted receivables, related to the securitization of leases and notes, was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities.

The fair value estimates presented herein were based on information available as of June 30, 1995 and 1994. Although the

NOTE 16.         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

                           DVI, INC. AND SUBSIDIARIES

Company is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since June 30, 1995; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 17.         QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the fiscal years ended June 30, 1995 and 1994:


                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                    SEPTEMBER 30      DECEMBER 31       MARCH 31       JUNE 30
                                                   --------------    -------------     ----------     ---------
                                                               (In thousands, except per share data)
FISCAL 1995
-----------

Finance and other income  . . . . . . . . . . .         $7,197           $8,695          $10,453       $12,682
Margins earned  . . . . . . . . . . . . . . . .          3,046            3,710            4,140         5,271
Earnings from continuing operations
    before provision for income taxes,
    equity in net earnings (loss) of investees
    and discontinued operations . . . . . . . .            885            1,524            2,169         2,437
Earnings from continuing operations . . . . . .            513              893            1,249         1,414
Loss from discontinued operations . . . . . . .          -0-               -0-             -0-           -0-
Net earnings  . . . . . . . . . . . . . . . . .            513              893            1,249         1,414
Net earnings per common and
    common equivalent share - primary . . . . .           $.08             $.13             $.18          $.21
                                                          ====             ====             ====          ====
Net earnings per common and common
    equivalent share - fully diluted  . . . . .           $.08             $.13             $.17          $.19
                                                          ====             ====             ====          ====


                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                    SEPTEMBER 30      DECEMBER 31       MARCH 31       JUNE 30
                                                   --------------    -------------     ----------     ---------
                                                                (In thousands, except per share data)
FISCAL 1994
-----------

Finance and other income  . . . . . . . . . . .         $4,262           $4,567          $5,523         $6,559
Margins earned  . . . . . . . . . . . . . . . .          2,646            2,675           3,132          3,625
Earnings from continuing operations
    before provision for income taxes,
    equity in net earnings (loss) of investees
    and discontinued operations . . . . . . . .            634            1,006           1,232          1,441
Earnings from continuing operations . . . . . .            330              447             646            837
Loss from discontinued operations . . . . . . .           -0-              -0-             -0-          (3,145)
Net earnings (loss) . . . . . . . . . . . . . .            330              447             646         (2,308)
Net earnings (loss) per common and
    common equivalent share:
    From continuing operations  . . . . . . . .           $.05             $.07            $.10           $.12
    From discontinued operations  . . . . . . .            -0-              -0-            -0-            (.47)
                                                          ----             ----            ----          -----
    Net earnings (loss) per share . . . . . . .           $.05             $.07            $.10          $(.35)
                                                          ====             ====            ====          =====

                           DVI, INC. AND SUBSIDIARIES

NOTE 18.         HEDGING TRANSACTIONS

The Company's equipment financing transactions are all structured on a fixed interest rate basis. The Company funds these transactions using variable rate interim funding facilities until permanent funding is obtained, generally through asset securitization. Because funds are borrowed through interim funding facilities, the Company uses hedging techniques to protect its interest rate margins during the period that interim funding facilities are used. The Company's strategies are to hedge its portfolio by either assuming a short position in Treasury notes of comparable maturity or entering into Treasury lock transactions whereby the Company will either pay or receive funds based on price movements of Treasury notes having a comparable maturity to the Company's fixed rate portfolios. The Company believes this strategy hedges its portfolio of fixed rate equipment financing contracts while waiting for permanent securitization funding thus stabilizing the Company's weighted average borrowing rate. The Company has not altered its underlying asset structure through hedging activities but does have liabilities to cover its hedging position in the event there is an upward movement in interest rates and a corresponding decline in the value of the Treasury notes in which it has taken short positions or contracts.

During the year ended June 30, 1994, the Company did not utilize derivative financial instruments. During the year ended June 30, 1995, the Company commenced its hedging program by entering into and closing out $193 million of contracts. On June 30, 1995, the Company had no outstanding hedging positions.

                          SCHEDULE OF TREASURY SHORTS
                               AND TREASURY LOCKS

                                NOTIONAL AMOUNTS

                                               YEAR ENDED JUNE 30, 1995
                                               ------------------------
      Beginning Balance                                $          0

      New Contracts                                     193,000,000

      Terminated Contracts                             (117,000,000)

      Expired Contracts                                 (76,000,000)
                                                       ------------

      Ending Balance                                   $          0
                                                       ============

When the Company's hedging activities are matched to specific borrowings relating to securitizations, gains or losses from hedging positions are reflected as a decrease or increase in the interest expense and thus the gain or loss is spread over the remaining term of the transactions securitized. As of June 30, 1995, the Company had deferred hedging losses of $1.75 million associated with transactions securitized and deferred hedging losses of $1.84 million associated with anticipated securitization transactions. Gains and losses from hedging are reflected as an increase or decrease in the gain on sale proceeds when transactions are funded through whole loan sales. At June 30, 1995, the Company had no unrealized hedging losses.

NOTE 19.         COMPENSATION AGREEMENTS

In June 1995, the Company agreed in principle to adopt an employee incentive plan (the "Plan"). Under the Plan the Company has agreed to issue, subject to stockholder approval and an increase in the authorized capital stock of the Company, an aggregate of 200,000 shares of common stock of the Company (the "Incentive Shares") to certain of its employees if the last sale price of the Company's common stock is $16.00 per share or higher for 30 consecutive calendar days at any time before December 31, 1998, provided that any such employee must be employed by the Company during the above-described 30-day period in order to receive any Incentive Shares under this agreement. The Company has agreed that, if there is an event or series of events that constitutes a sale of the Company at any time prior to December 31, 1998 and the consideration to be received for each share of common stock of the Company in such sale of the Company is $13.00 or higher, the Company will issue the Incentive Shares to the employees. If the criteria for the issuance of the Company's common stock are met, the Company will record compensation expense equal to the fair value of the common shares issued.

NOTE 20.         SUBSEQUENT EVENT

                           DVI, INC. AND SUBSIDIARIES

In August 1995, the Company completed an offering of 2,875,000 shares of its common stock for which it received net proceeds of $29.7 million.

                           DVI, INC. AND SUBSIDIARIES

ITEM 9.          CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE

Not Applicable.



                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's Directors is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1995, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1995 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1995, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1995, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.




                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) Financial Statements:

        See Index to Consolidated Financial Statements included as part of this Form 10-K at Page 22.

    (2) Financial Statement Schedules:

            SCHEDULE                                                                                   PAGE
            NUMBER                DESCRIPTION                                                         NUMBER
            ------                -----------                                                         ------
              II.                 Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . .    47

        All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

    (3) Exhibits:

        See Index to Exhibits as part of Item 8 of this Form 10-K on Pages 48.

(B) REPORTS ON FORM 8-K:

   There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DVI, INC.
                                  (Registrant)



Date:    October 4, 1995                By     /s/MICHAEL A. O'HANLON
      ---------------------                -------------------------------
                                            Michael A. O'Hanlon, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                             DATE
---------                                  -----                             ----
PRINCIPAL EXECUTIVE OFFICER:

/s/DAVID L. HIGGINS
----------------------------------         Chief Executive Officer           October 4, 1995
David L. Higgins


PRINCIPAL FINANCIAL AND
  ACCOUNTING OFFICER:

/s/JOHN P. BOYLE
----------------------------------         Vice President and
John P. Boyle                              Chief Accounting Officer          October 4, 1995


DIRECTORS                       DATE                                              DATE
---------                       ----                                              ----
/s/GERALD L. COHN               October 4, 1995         /s/SIDNEY LUCKMAN         October 4, 1995
------------------------                                -----------------------
Gerald L. Cohn                                          Sidney Luckman


/s/DAVID L. HIGGINS             October 4, 1995         /s/JOHN E. MCHUGH         October 4, 1995
------------------------                                -----------------------
David L. Higgins                                        John E. McHugh

/s/WILLIAM R. INGLES            October 4, 1995         /s/MICHAEL A. O'HANLON    October 4, 1995
------------------------                                -----------------------
William R. Ingles                                       Michael A. O'Hanlon

                           DVI, INC. AND SUBSIDIARIES


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                       ADDITIONS
                                        BALANCE AT     CHARGED TO
                                         BEGINNING     COSTS AND                                        BALANCE AT
CLASSIFICATION                            OF YEAR       EXPENSES      RECOVERIES      WRITTEN OFF       END OF YEAR
--------------                           ---------     ----------     ----------      -----------      -------------
Year ended June 30, 1995 -
   Allowance for doubtful
    accounts (1)  . . . . . . .         $2,497,916     $1,260,502        $ -0-          $476,097         $3,282,321
                                        ==========     ==========        ======         ========         ==========



Year ended June 30, 1994 -
   Allowance for doubtful
    accounts (1)  . . . . . . .         $1,046,465     $1,715,576        $  -0-         $264,125         $2,497,916
                                        ==========     ==========        ======         ========         ==========



Year ended June 30, 1993 -
   Allowance for doubtful
    accounts (1)  . . . . . . .         $  880,571     $  248,069        $  -0-         $ 82,175         $1,046,465
                                        ==========     ==========        ======         ========         ==========





(1) Activity and balances in the allowance for doubtful accounts are net of amounts from the Company's discontinued operations segment as the related receivables are presented at their net realizable value (See Note 2 to the accompanying consolidated financial statements).

                                EXHIBIT INDEX

 EXHIBIT NO.                           DESCRIPTION
 -----------                           -----------

     1          Form of Underwriting Agreement between the Underwriters and
                Registrant.(1)

     4.1        Certificate of Incorporation of the Company.(2)

     4.2        By-Laws of the Company.(2)

     4.3        Form of Common Stock Certificate.(2)

    10.1        DVI Financial Services Inc. Employee Savings Plan.(3)

    10.2        Amended 1986 Incentive Stock Option Plan.(4)

    10.3 Purchase Agreement dated as of October 22, 1991, by and among DMR Associates, L.P., HIS Acquisition, Inc. and DVI Financial Services Inc.(5)

    10.4 Direct Stock Option Agreements, dated as of October 16, 1990, between the Company and each of the Company's directors other than Mr. Higgins.(5)

    10.5 Amended and Restated Letter Agreement dated December 15, 1991, between the Company and W.I.G. Securities Limited Partnership regarding investment banking services.(5)

    10.6 Warrant dated April 27, 1992, executed by the registrant on behalf of W.I.G. Securities Limited Partnership.(5)

    10.7 Indemnification Agreement by and between DVI Health Services Corporation and Anthony J. Turek, dated as of August 16, 1992.(6)

    10.8 Indemnification Agreement by and between DVI Health Services Corporation and David L. Higgins, dated as of August 16, 1992.(6)

    10.9 Stock Purchase Agreement between DVI Health Services Corporation and David L Higgins, dated August 20, 1992.(6)

    10.10 Stock Purchase Agreement between DVI Health Services Corporation and Sidney Luckman, dated August 20, 1992.(6)

    10.11 Stock Purchase Agreement between DVI Health Services Corporation and Hazelton National Bank, as trustee of certain trusts for the benefit of Cynthia J. Cohn and Shelly Cohn Schmidt, dated August 20, 1992.(6)

    10.12 Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS HealthCare Inc., dated October 30, 1992.(6)

    10.13 Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS HealthCare, Inc., dated October 30, 1992.(6)

    10.14 Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS HealthCare, Inc. dated November 12, 1992.(6)

    10.15 Stock Purchase Agreement between DVI Health Services Corporation and MEFC Partners L.P., dated as of January 6, 1993 (the "MEFC Agreement").(6)

    10.16 First Amended and Restated Loan Agreement dated as of March 28, 1995, between DVI Financial Services Inc., the Banks signatory thereto and NatWest Bank N.A., as Agent, Prefunding Lender and a Bank.(1)

    10.17 Amended and Restated Interim Loan and Security Agreement, dated as of September 13, 1994, between Prudential Securities Realty Funding Corporation and DVI Financial Services Inc. (the "Prudential Facility").(1)

    10.18       Amendment to the Prudential Facility, dated as of January 9,
                1995.(1)

    10.19 Second Amendment to the Prudential Facility, dated as of March 10, 1995.(1)

    10.20 Third Amendment to the Prudential Facility, dated as of March 31, 1995.(1)

    10.29 Credit Extension Confirmation and Amendment to the Conti Facility, dated June 30, 1995, among ContiTrade Service Corporation, DVI Financial Services Inc., the Registrant, ContiTrade Services L.L.C. and Bankers Trust Comapny, as custodian.(1)

    10.30       Amendment No. 1 to the MEFC Agreement dated as of June   ,
                1995.(1)

    21          Subsidiaries and sub-subsidiaries

    27          Financial Data Schedule

------------------
(1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-60547) and by this reference incorporation herein.

(2) Filed previously as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-84604) and by this reference incorporated herein.

(3)  Previously filed.

(4) Filed previously as an Exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-8758) and by this reference incorporated herein.

(5) Filed previously as an Exhibit to the Company's Form 10-K (Registration No. 0-16271) for the year ended June 30, 1990 and by this reference incorporated herein.

(6) Filed previously as an Exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-46664) and by this reference is incorporated herein.

(7) Filed previously as an Exhibit to the Company's Form 10-K (Registration No. 0-16271) for the year ended June 30, 1993 and by this reference is incorporated herein.

(8) Filed previously as an Appendix to the Company's Consent Statement dated as of December 29, 1994 and by this reference is incorporated herein.

(9) Filed previously as an Exhibit to the Company's Form 10-K/A-1 (File No. 0-16271) for the year ended June 30, 1994 and by this reference is incorporated herein.