Form 10-Q
period 1995-09-30
DVI INC
filed 1995-11-14
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q
(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the quarterly period ended: SEPTEMBER 30, 1995
                                               ------------------

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from          to
                                             --------    --------

                         Commission file number 0-16271
                                                -------

                                  DVI,  INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  22-2722773
     -------------------------------                ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification Number)

             500 HYDE PARK
       DOYLESTOWN, PENNSYLVANIA                              18901
       ------------------------                           ----------
        (Address of principal                             (Zip Code)
          executive offices)


Registrant's telephone number including area code:  (215) 345-6600
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.005 par value - 9,641,898 shares as of October 31, 1995.

                           DVI, INC. AND SUBSIDIARIES



                                     INDEX



                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I.    FINANCIAL INFORMATION:
---------------------------------


ITEM 1.    FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
   September 30, 1995 (unaudited) and June 30, 1995 . . . . . . . . . . . . . . . . . . . .      3-4

Consolidated Statements of Operations -
   Three months ended September 30, 1995 and 1994 (unaudited)   . . . . . . . . . . . . . .        5

Consolidated Statements of Shareholders' Equity -
   July 1, 1994 through September 30, 1995 (unaudited)  . . . . . . . . . . . . . . . . . .        6

Consolidated Statements of Cash Flows -
   Three months ended September 30, 1995 and 1994 (unaudited)   . . . . . . . . . . . . . .      7-8

Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . .     9-10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . .       11


PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
----------------------------

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                       SEPTEMBER 30,    JUNE 30,
                                                                                           1995           1995
                                                                                      --------------    --------
                                                                                        (unaudited)
CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . .             $    3,635     $    1,953
                                                                                        ----------     ----------

CASH AND SHORT-TERM INVESTMENTS, RESTRICTED   . . . . . . . . . . . . . . .                 11,485         12,241
                                                                                        ----------     ----------

RECEIVABLES:
Investment in Direct Financing Leases and
    Notes Secured by Equipment:
    Receivable in installments    . . . . . . . . . . . . . . . . . . . . .                447,366        427,671
    Receivable in installments - related parties  . . . . . . . . . . . . .                 26,507         23,828
    Residual valuation  . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,489          3,578
    Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (75,051)       (74,959)
                                                                                        ----------     ----------
      Net investment in direct financing leases and
         notes secured by equipment   . . . . . . . . . . . . . . . . . . .                402,311        380,118
                                                                                         ---------     ----------
Other Receivables:
    From sale of leases and notes secured by equipment  . . . . . . . . . .                    113            113
    Patient service accounts receivable   . . . . . . . . . . . . . . . . .                    219            375
    Notes collateralized by medical receivables . . . . . . . . . . . . . .                 22,810         22,487
                                                                                        ----------     ----------
      Total other receivables   . . . . . . . . . . . . . . . . . . . . . .                 23,142         22,975
                                                                                        ----------     ----------

Less: Allowance for possible losses on receivables  . . . . . . . . . . . .                 (3,694)        (3,282)
                                                                                        ----------     ----------

NET RECEIVABLES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                421,759        399,811
                                                                                        ----------     ----------

EQUIPMENT ON OPERATING LEASES
    (net of accumulated depreciation of $1,956 at
    September 30, 1995 and $1,646 at June 30, 1995) . . . . . . . . . . . .                  2,604          2,722
                                                                                        ----------     ----------

FURNITURE AND FIXTURES
    (net of accumulated depreciation of $826 at
    September 30, 1995 and $726 at June 30, 1995) . . . . . . . . . . . . .                  1,688          1,468
                                                                                        ----------    -----------

INVESTMENTS IN INVESTEES  . . . . . . . . . . . . . . . . . . . . . . . . .                  7,638          7,656
                                                                                        ----------    -----------

GOODWILL, NET   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,833          1,867
                                                                                        ----------    -----------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  5,405          5,213
                                                                                        ----------    -----------
      TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  456,047    $   432,931
                                                                                        ==========    ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                      SEPTEMBER 30,     JUNE 30,
                                                                                          1995            1995
                                                                                      -------------     --------
                                                                                      (Unaudited)
ACCOUNTS PAYABLE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  20,983      $    6,023
                                                                                        ---------      ----------

OTHER ACCRUED EXPENSES  . . . . . . . . . . . . . . . . . . . . . . . . . .                 7,111           7,639
                                                                                        ---------      ----------

BORROWINGS UNDER WAREHOUSE FACILITIES . . . . . . . . . . . . . . . . . . .               154,573         155,172
                                                                                        ---------      ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,712           4,717
                                                                                        ---------      ----------

LONG-TERM DEBT, NET:
    Discounted receivables (primarily limited recourse) . . . . . . . . . .               183,517         205,376
    Convertible subordinated notes  . . . . . . . . . . . . . . . . . . . .                13,780          13,754
                                                                                        ---------      ----------

      Total long-term debt, net   . . . . . . . . . . . . . . . . . . . . .               197,297         219,130
                                                                                        ---------      ----------

         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .               384,676         392,681
                                                                                        ---------      ----------

SHAREHOLDERS' EQUITY (Note 4):
    Preferred Stock, $10.00 par value; authorized
      100,000 shares; no shares issued
    Common Stock, $.005 par value; authorized
      13,000,000 shares; outstanding 9,620,456 shares at
      September 30, 1995 and 6,711,680 shares at June 30, 1995  . . . . . .                    48              34
    Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . .                58,625          29,281
    Unrealized gain on available-for-sale investments,
      net of deferred taxes of $763 at September 30,
      1995 and $769 at June 30, 1995  . . . . . . . . . . . . . . . . . . .                 1,049           1,061
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .                11,649           9,874
                                                                                        ---------      ----------

         TOTAL SHAREHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . .                71,371          40,250
                                                                                        ---------      ----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   . . . . . . . . . . .             $ 456,047      $  432,931
                                                                                        =========      ==========





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)


                                                                                     THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   ------------------------
                                                                                     1995            1994
                                                                                   --------       ---------
FINANCE AND OTHER INCOME:
    Amortization of finance income  . . . . . . . . . . . . . . . . .              $10,739          $6,552
    Gain on sale of financing transactions, net . . . . . . . . . . .                1,403
    Other income  . . . . . . . . . . . . . . . . . . . . . . . . . .                  562             645
                                                                                   -------          ------

      Total finance and other income  . . . . . . . . . . . . . . . .               12,704           7,197
      Interest expense  . . . . . . . . . . . . . . . . . . . . . . .                6,990           4,151
                                                                                   -------          ------

MARGINS EARNED                                                                       5,714           3,046

    Selling, general and administrative expense . . . . . . . . . . .                2,073           1,808
    Provision for possible losses on receivables  . . . . . . . . . .                  450             353
                                                                                   -------          ------

EARNINGS BEFORE PROVISION FOR INCOME TAXES  . . . . . . . . . . . . .                3,191             885

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .                1,416             372
                                                                                   -------          ------

NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 1,775          $  513
                                                                                   =======          ======

NET EARNINGS PER SHARE (Note 2):
    Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $   .20          $  .08
                                                                                   =======          ======
    Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . . .              $   .19          $  .08
                                                                                   =======          ======





  The accompanying notes are an integral part of these consolidated financial statements.

                          DVI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)



                                                                                        UNREALIZED
                                                                                         GAIN ON
                                                       COMMON STOCK                     AVAILABLE-                  TOTAL
                                                  ---------------------    ADDITIONAL    FOR-SALE    RETAINED   SHAREHOLDERS'
                                                    SHARES      AMOUNT      CAPITAL    INVESTMENTS   EARNINGS       EQUITY
                                                  ----------    ------    ----------   -----------   --------   ------------
BALANCES AT JULY 1, 1994    . . . . . . . . . .    6,567,295     $33        $28,155     $             $ 5,805      $33,993
    Issuance of common stock upon:
         Exercise of stock options  . . . . . .       97,216       1            626                                    627
         Conversion of subordinated notes . . .       47,169                    500                                    500
    Unrealized gain on available-for-
         sale investments, net of
         deferred taxes of $769 . . . . . . . .                                          1,061                       1,061
    Net earnings            . . . . . . . . . .                                                         4,069        4,069
                                                   ---------     ---        -------     ------        -------      -------

BALANCES AT JUNE 30, 1995 . . . . . . . . . . .    6,711,680      34         29,281      1,061          9,874       40,250
    Issuance of common stock upon:
         Equity offering    . . . . . . . . . .    2,875,000      14         29,048                                 29,062
         Exercise of stock options
             and warrants . . . . . . . . . . .       33,776                    296                                    296
    Unrealized loss on available-for-
         sale investments, net of
         deferred taxes of $6 . . . . . . . . .                                            (12)                        (12)
    Net earnings. . . . . . . . . . . . . . . .                                                         1,775        1,775
                                                   ---------     ---        -------     ------        -------      -------

BALANCES AT SEPTEMBER 30, 1995  . . . . . . . .    9,620,456     $48        $58,625     $1,049        $11,649      $71,371
                                                   =========     ===        =======     ======        =======      =======





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                         1995             1994
                                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  1,775         $    513
                                                                                        --------         --------

     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . .                2,219            1,197
         Additions to allowance accounts, net . . . . . . . . . . . . . . .                  412              480
         Gain on sale of financing transactions, net  . . . . . . . . . . .               (1,403)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .                    1              233
         Changes in assets and liabilities:
         (Increases) decreases in:
             Cash and short-term investments, restricted  . . . . . . . . .                  756              385
             Other receivables  . . . . . . . . . . . . . . . . . . . . . .               (2,009)             548
             Receivables from sale of leases and notes secured by equipment                                   794
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                 (192)           2,915
         Increases (decreases) in:
             Accounts payable . . . . . . . . . . . . . . . . . . . . . . .               14,960          (16,240)
             Other accrued expenses . . . . . . . . . . . . . . . . . . . .                 (528)          (2,667)
                                                                                        --------         --------

             Total adjustments  . . . . . . . . . . . . . . . . . . . . . .               14,216          (12,355)
                                                                                        --------         --------

       Net cash provided by (used in) operating activities  . . . . . . . .               15,991          (11,842)
                                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of equipment acquired . . . . . . . . . . . . . . . . . . . . . .              (75,805)         (50,410)
     Receipts in excess of amounts included in income and proceeds from
      sales of financing transactions   . . . . . . . . . . . . . . . . . .               55,598            9,030
     Net increase in notes collateralized by medical receivables  . . . . .                 (323)          (1,219)
     Furniture and fixtures additions  . . . . . . . . . . . . . . . . . . .                (314)             (80)
                                                                                        --------         --------

       Net cash (used in) investing activities  . . . . . . . . . . . . . .             ($20,844)        ($42,679)
                                                                                        --------         --------





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                          THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      --------------------------
                                                                                          1995             1994
                                                                                      -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . .            $      296      $     123
    Equity offering . . . . . . . . . . . . . . . . . . . . . . . . . . . .                29,062
    Borrowings:
       Warehouse facilities   . . . . . . . . . . . . . . . . . . . . . . .               119,826         81,855
       Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .                               20,242
    Repayments:
       Warehouse facilities   . . . . . . . . . . . . . . . . . . . . . . .              (120,425)       (32,979)
       Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .               (22,224)       (14,421)
                                                                                       ----------      ---------

     Net cash provided by financing activities  . . . . . . . . . . . . . .                 6,535         54,820
                                                                                       ----------      ---------
NET INCREASE  IN CASH AND
     CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,682            299
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .                 1,953          1,714
                                                                                       ----------      ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $    3,635      $   2,013
                                                                                       ==========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $    6,714      $   4,354
                                                                                       ==========      =========

      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $      235      $     466
                                                                                       ==========      =========





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of September 30, 1995 and June 30, 1995, the consolidated statements of operations for the three month periods ended September 30, 1995 and 1994, the consolidated statements of shareholders' equity for the period from July 1, 1994 through September 30, 1995, and the consolidated statements of cash flows for the three month periods ended September 30, 1995 and 1994. The results of operations for the three month period ended September 30, 1995, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1996.

Certain amounts as previously reported have been reclassified to conform to the September 30, 1995 presentation.

NOTE 2 - NET EARNINGS PER SHARE

Primary earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The weighted average number of shares was 8,843,000 and 6,801,000 for primary earnings per share for the three month periods ended September 30, 1995 and 1994 respectively and 10,356,000 and 6,839,000 for fully diluted earnings per share. Fully diluted earnings per share assumes conversion of the subordinated notes as of the beginning of the period. Fully diluted earnings per share was the same as primary for the three month period ended September 30, 1994.

NOTE 3 - HEDGING TRANSACTIONS

The Company's equipment financing transactions are all structured on a fixed interest rate basis. The Company funds these transactions using variable rate interim funding facilities until permanent funding is obtained, generally through asset securitization. Because funds are borrowed through interim funding facilities, the Company uses hedging techniques to protect its interest rate margins during the period that interim funding facilities are used. The Company's strategy is to hedge its portfolio by either assuming a short position in Treasury notes of comparable maturity or entering into Treasury lock transactions whereby the Company will either pay or receive funds based on price movements of Treasury notes having a comparable maturity to the Company's fixed rate portfolios. The Company believes this strategy hedges its portfolio of fixed rate equipment financing contracts while waiting for permanent securitization funding thus stabilizing the Company's weighted average borrowing rate. The Company has not altered its underlying asset structure through hedging activities but does have liabilities to cover its hedging position in the event there is an upward movement in interest rates and a corresponding decline in the value of the Treasury notes in which it has taken short positions or contracts.

On September 30, 1995, the Company had $54.0 million of outstanding financial instruments that were matched either to specific financing transactions or the Company's existing portfolio:

                          SCHEDULE OF TREASURY SHORTS
                               AND TREASURY LOCKS

                                                    Notional Amounts
                                                    ----------------

                                                     Three Months
                                                Ended September 30, 1995
                                                ------------------------
           Beginning Balance                           $     0
           New  Contracts                               54,000,000
           Terminated Contracts                              0
           Expired Contracts                                 0
                                                       -----------
           Ending Balance                              $54,000,000
                                                       ===========


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

NOTE 4 - EQUITY OFFERING

In August 1995, the Company completed a public offering of 2,875,000 shares of its Common Stock for which it received net proceeds of $29.1 million. The net proceeds were utilized to reduce short-term indebtedness and for general corporate purposes.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total finance and other income increased to $12.7 million in the three month period ended September 30, 1995 from $7.2 million for the same period of the prior year. Amortization of finance income increased to $10.7 million from $6.6 million in the prior year. The increase was primarily a result of the overall increase in the size of the Company's net financed receivables.

The gain on sale of financing transactions, net was $1.4 million in the three month period ended September 30, 1995. The increase relates to the Company's need to fund certain loans through whole loan sales to manage borrower concentrations.

Other income was relatively unchanged in the three month period ended September 30, 1995 as compared to 1994.

Interest expense increased to $7.0 million for the three months ended September 30, 1995 from $4.2 million for the three months ended September 30, 1994. The increase in interest expense is primarily a result of the growth of the Company's loan portfolio. As a percentage of total finance and other income, interest expense declined to 55.0% in the three month period ended September 30, 1995 as compared to 57.7% in the three month period ended September 30, 1994.

Selling, general and administrative expense (S,G&A) increased to $2.1 million from $1.8 million in comparing the three month period ended September 30, 1995 to the prior year. As a percentage of total finance and other income, however, S,G&A declined to 16.3% from 25.1% for the same period in the prior year.

The provision for possible losses on receivables was $450,000 as compared to $353,000 for the same period of the prior year. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of Management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before provision for income taxes increased 260.6% to $3.2 million for the quarter ended September 30, 1995 as compared to $885,000 for the quarter ended September 30, 1994. Net earnings increased 246.0% to $1.8 million ($0.20 per share) from $513,000 ($0.08 per share).

FINANCIAL CONDITION

Total Shareholders' Equity increased by $31.1 million to $71.4 million at September 30, 1995 from $40.3 million at June 30, 1995. The increase was due primarily to an offering of 2,875,000 shares of the Company's common stock which generated net proceeds of $29.1 million.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment financing business. As of November 3, 1995, the Company had available an aggregate of $352.0 million in warehouse facilities of which $180.5 million was utilized.

The Company has completed eight securitizations or other structured finance transactions totalling $467.8 million, including two public debt issues of $75.7 million and $90.0 million and six private placements of debt and whole loan sales totalling $302.1 million. The Company expects to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans for the foreseeable future, except when issues of borrower concentration exist that warrant the sale of loans.

                          PART II - OTHER INFORMATION



Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibit 27  -  Financial Data Schedule.

         (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    DVI, INC.
                                      ---------------------------------------
                                                   (Registrant)



                                By:   /s/  MICHAEL A. O'HANLON
                                      ---------------------------------------
                                      Michael A. O'Hanlon
                                      President and Chief Operating Officer


                                By:   /s/  STEVEN R. GARFINKEL
                                      ---------------------------------------
                                      Steven R. Garfinkel
                                      Senior Vice President and
                                      Chief Financial Officer



Date:   November 14, 1995