Form 10-K/A
period 1995-06-30
DVI INC
filed 1995-12-26
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
			          ----------------------
                                    F O R M  10 - K/A-1
(Mark One)
                        AMENDMENT NO.1 TO ANNUAL REPORT PURSUANT TO
/X/              SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended June 30, 1995

                                            OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
/_/                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition period from       to       .

                            Commission file number      0-16271
						       --------
                                       DVI, INC.
		        ---------------------------------------
                    (Exact name of registrant as specified in charter)

                 Delaware                                      22-2722773
---------------------------------------------              ------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                              Identification No.)

             500 Hyde Park
         Doylestowm, Pennsylvania                                  18901
---------------------------------------------		    ------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (215) 345-6600
						    --------------

Securities registered pursuant to Section 12(b) of
the Act:                                              Name of Each Exchange
                                                      on which Registered
						      ---------------------
      Common Stock
par value $.005 per share                        New York Stock Exchange, Inc.
-------------------------			 -----------------------------

      Title of Class
--------------------------
Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of                     Warrants to Purchase
Common Stock par value $.005 per                         Common Shares
					             ---------------------

Share (a "Common Share") and one                       (Title of Class)
Warrant to purchase an additional
         Common Share
---------------------------------
       (Title of Class)

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

Yes  X      No
   ------

           The aggregate market value of the Common Stock held by nonaffiliates of the Registrant was approximately $116,452,444 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on December 22, 1995.

           As of December 22, 1995, the Registrant had 9,665,199 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

           Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

This Amendment on Form 10-K/A-1 is being filed for the purposes of amending Part IV, Item 14(a)(3) of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995 (the "Form 10-K") to include therein as
Exhibit 23, the Consent of Deloitte & Touche LLP. Since this Amendment is being filed in December 1995, this Amendment should be read in conjunction with the information subsequent to the Form 10-K contained in the Registrant's Quarterly Report on Form 10-Q filed for the period ended September 30, 1995.

                                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)  List of Documents filed as part of this Report:

    (1)   Financial Statements:

          See Index to Consolidated Financial Statements included as part of this Form 10-K at Page 25.

    (2)   Financial Statement Schedules:

              Schedule                                                   Page
               Number         Description                               Number
              --------        -----------                               ------


                   II.        Amounts Receivable From
           		      Related Parties and Underwriters,
                              Promoters and Employees Other Than
                              Related Parties  . . . . . . . . . . . .   48
                   IV.        Indebtedness of and to Related Parties -
                                Not Current  . . . . . . . . . . . . .   46
                 VIII.        Valuation and Qualifying Accounts. . . .   51
                   IX.        Short-Term Borrowings. . . . . . . . . .   52
                    X.        Supplementary Income Statement
                                Information  . . . . . . . . . . . . .   53

          All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

    (3)   Exhibits:

          See Index to Exhibits as part of Item 8 of this Form 10-K on Pages 56-58.

(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 1994.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DVI, INC.
                                               (Registrant)



Date:      December 26, 1995             By:/s/MICHAEL A. O'HANLON
				            --------------------------------
                                            Michael A. O'Hanlon, President

                           DVI, INC. AND SUBSIDIARIES


                                 INDEX TO EXHIBITS

Exhibit
Number     Description of Exhibit
--------   ----------------------

3(a)       Certificate of Incorporation, as amended, of Registrant(D)
3(b)       By-laws of Registrant(B)
4(a)       Article X of the By-laws of Registrant(B)
4(b)       Form of Unit Purchase Option(E)
4(c) Form of Warrant Agreement among Stratton Oakmont, Inc., as Underwriter, American Stock Transfer & Trust Company,
	   as Warrant Agent and the Registrant(E)
10(a) Employment Agreement dated as of July 1, 1986, among the registrant, DVI Medical Corporation and David L. Higgins(C)
10(b)      Form of Executive Compensation Agreement(C)
10(c)      DVI Financial Services Inc. Employee Savings Plan(B)
10(d) Revolving Loan Agreement dated October 18, 1988, between National Westminster Bank
           USA and DVI Financial Services Inc.(B)
10(e) Lease Financing Credit Agreement dated September 30, 1988, between California Federal Savings and Loan Association and DVI Financial Services Inc.(B)
10(f) Loan Agreement dated March 31, 1989, between the Hazleton National Bank and DVI Financial Services Inc.(B)
10(g) Revolving Loan Agreement dated May 1, 1989, between PRIVATbanken A/S and DVI Financial Services Inc.(B)
10(h) Master Purchase, Remarketing, and Deficiency Agreement between DVI Financial Services Inc. and Toshiba America Medical Systems, Inc. and Toshiba America MCI, Inc.(D)
10(i) Amendment Number One to $5,000,000 Revolving Loan Agreement dated October 18, 1988, between DVI Financial Services Inc. and National Westminster Bank USA(D)
10(j) Amendment and Supplement Number Two to Revolving Loan Agreement dated as of December 31, 1989, between DVI Financial Services
	   Inc., registrant and National Westminster Bank USA(D)
10(k) Second Amendment to Lease Financing Credit Agreement dated as of February 2, 1990, between California Federal Bank and DVI Financial Services Inc.(D)
10(l) Revolving Loan Agreement dated July 27, 1989, between Lincoln Savings Bank, FSB and DVI Financial Services Inc.(A)
10(m) Revolving Credit Agreement dated as of March 21, 1990, between First Union National Bank of North Carolina and DVI Financial Services Inc.(A)
10(n)      Amendment to Revolving Loan Agreement dated May 14, 1990, between
           PRIVATbanken    A/S and DVI Financial Services Inc.(A)
10(o)      Amended 1986 Incentive Stock Option Plan(A)
10(p) Amendment to Revolving Loan Agreement dated July 26, 1990, between Unibank A/S (formerly PRIVATbanken A/S) and DVI Financial Services Inc.(E)
10(q)      Fifth Amendment to Lease Financing Credit Agreement, dated
	   October 31, 1990, between DVI Financial Services Inc. and California Federal Bank(E)
10(r) Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory Thereto and National Westminster Bank USA, as Agent and as a Bank, dated June 14, 1991(F)
10(s) Amendment No. 1 to Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory Thereto and National
	   Westminster Bank USA, as Agent and as a Bank, dated as of September 25, 1991, but effective June 14, 1991(F)
10(t) Stock Purchase Agreement by and among New Shared Medical Technologies, Inc., Shared Medical Technologies, Inc. and DVI Financial Services Inc.(F)
10(u)      Amended and Restated Stock Purchase Agreement dated as of
	   November 27, 1991, by and among SMT Health Services Inc.,
	   Shared Medical Technologies, Inc. and DVI Financial Services Inc.+

Exhibit
Number     Description of Exhibit
--------   ----------------------




10(v) Amendment No. 2 to Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory Thereto and National Westminster Bank USA, as Agent and as a Bank,
	   dated as of December 5, 1991 but effective June 14, 1991+
10(w) Amendment No. 3 to Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory Thereto and National Westminster Bank USA, as Agent and as a Bank, dated as of
	   February 28, 1992+
10(x) $5,000,000 Revolving Credit Loan Agreement between DVI Financial Services Inc. and UJB Leasing Corporation+
10(y) Purchase Agreement dated as of October 22, 1991, by and among DMR Associates, L.P., HIS Acquisition, Inc. and DVI Financial Services Inc.+
10(z) Direct Stock Option Agreements, dated as of October 16, 1990, between the Company and each of the Company's directors other than Mr. Higgins+
10(aa) Amended and Restated Letter Agreement dated December 15, 1991, between the Company and W.I.G. Securities Limited Partnership regarding investment banking Services+
10(bb)     Warrant dated April 27, 1992, executed by the registrant on
	   behalf of W.I.G. Securities Limited Partnership+
10(cc) Amendment No. 4 to Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory Thereto and National Westminster Bank U.S.A., as Agent and as a Bank, dated as of
	   March 31, 1992+
10(dd)     Agreement and Plan of Merger, dated January 17, 1992, among
	   DVI Sub, Inc., registrant and Northwest Georgia Neurovascular Associates, Inc.+
10(ee)     Agreement dated March 12, 1992, by and among DVI Health
	   Services Corporation, DVI Sub, Inc., Northwest
	   Georgia Neurovascular Associates, Inc., John S.Kirkland, M.D.,
	   E. Leon Rhodes, M.D., and D. Michael Rogers, M.D.+
10(ff) Agreement dated March 27, 1992, by and among DVI Health Services Corporation, DVI Sub, Inc., Northwest Georgia Neurovascular Associates, Inc., John S. Kirkland, M.D., E. Leon Rhodes, M.D., and D. Michael Rogers, M.D.+
10(gg)     Agreement dated April 3, 1992, by and among DVI Health Services
           Corporation, DVI    Sub, Inc., Northwest Georgia Neurovascular
	   Associates, Inc., John S. Kirkland, M.D., E. Leon Rhodes, M.D., and D. Michael Rogers, M.D.+
10(hh) Agreement dated April 8, 1992, by and among DVI Health Services Corporation, DVI Sub, Inc., Northwest Georgia Neurovascular Associates, Inc., John S. Kirkland, M.D., E. Leon Rhodes, M.D., and D. Michael Rogers, M.D.+
10(ii) Agreement, Consent and Waiver dated as of February 28, 1992, by and between IPS Healthcare, Inc., MAG-RES Group, Inc., registrant, and DVI Sub, Inc.+
10(jj) Letter Agreement between IPS Healthcare, Inc. and DVI Financial Services Inc. dated February 28, 1992+
10(kk) Letter Agreement between IPS Healthcare, Inc., Towers Financial Corporation and registrant dated April 3, 1992+
10(ll) Security Agreement dated as of April 7, 1992, between DVI Financial Services Inc. and IPS Healthcare, Inc.+
10(mm) Amendments No. 5 through 8 to Loan Agreement by and among DVI Financial Services Inc., the Banks Signatory thereto and National Westminster Bank USA, as Agent and as a Bank, dated as of June 12, 1992, June 29, 1992, July 14, 1992, July 24, 1992,
           respectively(G)

Exhibit
Number     Description of Exhibit
--------   ----------------------




10(nn) Common Stock Redemption Agreement by and among DVI Health Services Corporation, Northwest Georgia Neurovascular Associates, Inc., John S. Kirkland, M.D., Leeon Rhodes, M.D., D. Michael Rogers, M.D. dated as of August 19, 1992(G)
10(oo) Underwriting Agreement by and among DVI Health Services Corporation, The Chicago Corporation and W.I.G. Securities as
	   the Underwriters dated May 14, 1992(G)
10(pp) Amendments No. 9 and 10 to Loan Agreement by and among DVI Financial Services Inc., the Banks signatory thereto and National Westminster Bank USA, as Agent and as Bank, dated as of December 31, 1992 and January 22, 1993, respectively(H)
10(qq) Loan Agreement by and among Hazleton National Bank and DVI Financial Services Inc., dated July, 1993 (H)
10(rr) Indemnification Agreement by and between DVI Health Services Corporation and Anthony J. Turek, dated as of August 16, 1992(H)
10(ss) Indemnification Agreement by and between DVI Health Services Corporation and David L. Higgins, dated as of August 16, 1992(H)
10(tt) Stock Purchase Agreement between DVI Health Services Corporation and David L. Higgins, dated August 20, 1992(H)
10(uu) Stock Purchase Agreement between DVI Health Services Corporation and Sidney Luckman, dated August 20, 1992(H)
10(vv) Stock Purchase Agreement between DVI Health Services Corporation and Hazleton National Bank, as trustee of certain trusts for the benefit of Cynthia J. Cohn and Shelley Cohn Schmidt, dated
	   August 20, 1992(H)
10(ww) Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS Health Care, Inc., dated October 30, 1992(H)
10(xx) Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS Health Care, Inc., dated October 30, 1992(H)
10(yy) Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS Health Care, Inc., dated November 12, 1992(H)
10(zz)     First Amendment to Revolving Credit Loan Agreement between
	   DVI Financial Services Inc. and UJB Leasing Corporation, dated
	   as of July 31, 1992(H)
10(aaa) Stock Purchase Agreement between DVI Health Services Corporation and MEFC Partners L.P., dated as of January 6, 1993H)
10(bbb) Amendments No. 11, 12, 13, and 14 to Loan Agreement by and among DVI Financial Services Inc., the Banks signatory thereto and National Westminster Bank USA, as Agent and as Bank, dated as of September 28, 1993, March 31, 1994 and April 29, 1994,
	   respectively.(I)
10(ccc)    Interim Loan and Security Agreement between Prudential
	   Securities Realty Funding Corporation and
           DVI Financial Services Inc. dated as of March 16, 1994.(I)
10(ddd) Stock Purchase Agreement by and between DVI Financial Services Inc., Buyer, and MDCC Partners, L.P., Seller.(I)
21         Subsidiaries of the Registrant(J)
23         Consent of Deloitte and Touche(K)
+ Filed previously as an Exhibit to the Company's Registration Statement on Form S-2
           (Registration No. 33-46664), as amended, and by this reference is incorporated herein.
(A) Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1990 and by this reference is incorporated herein.
(B) Filed previously as an Exhibit to the Company's Registration Statement on Form S-18, as amended, and by this reference is incorporated herein.

Exhibit
Number     Description of Exhibit
--------   ----------------------




(C) Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1989 and by this reference is incorporated herein.
(D) Filed previously as an Exhibit to the Company's Registration Statement on Form S-3, as amended, and by this reference is incorporated herein.
(E) Filed previously as an Exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-37964), as amended, and by this reference is incorporated herein.
(F) Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1991 and by this reference is incorporated herein.
(G) Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1992 and by this reference is incorporated herein.
(H) Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1993 and by this reference is incorporated herein.
(I) Filed previously as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1994 and by this reference is incorporated herein.
(J) Filed previously as an Exhibit to the Company's Form 10-K for the year ended June 30, 1995 and by this reference is incorporated herein.
(K)        Filed herewith.

Exhibit 23



INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement
No. 33-37964 on Form S-2 of our report dated September 26, 1995, appearing in this Annual Report on Form 10-K for DVI, Inc. for the year ended June 30, 1995.


/s/DELOITTE & TOUCHE LLP

Costa Mesa, California
December 26, 1995

[Cover Letter]