Form 10-Q
period 1995-12-31
DVI INC
filed 1996-02-02
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 -------------


                                   FORM 10-Q
(Mark One)

   [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the quarterly period ended: DECEMBER 31, 1995
                                               -----------------


                                       OR


   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the transition period from ________ to ________


                         Commission file number 0-16271
                                                -------


                                  DVI,  INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   22-2722773
     -------------------------------                 ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)


             500 HYDE PARK
        DOYLESTOWN, PENNSYLVANIA                             18901
     ------------------------------                  ----------------------
         (Address of principal                             (Zip Code)
          executive offices)


Registrant's telephone number including area code:  (215) 345-6600
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.005 par value - 9,706,014 shares as of January 24, 1996.

                           DVI, INC. AND SUBSIDIARIES



                                     INDEX




                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------
PART I.    FINANCIAL INFORMATION:
---------------------------------

ITEM 1.    FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
   December 31, 1995 (unaudited) and June 30, 1995  . . . . . . . . . . . . . . . . . . . .         3-4

Consolidated Statements of Operations -
   Three months and six months ended December 31, 1995 and 1994 (unaudited)   . . . . . . .           5

Consolidated Statements of Shareholders' Equity -
   July 1, 1994 through December 31, 1995 (unaudited) . . . . . . . . . . . . . . . . . . .           6

Consolidated Statements of Cash Flows -
   Six months ended December 31, 1995 and 1994 (unaudited)  . . . . . . . . . . . . . . . .         7-8

Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . .        9-10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . .       11-12


PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13
----------------------------

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                       DECEMBER 31,     JUNE 30,
                                                                                           1995           1995
                                                                                       ------------     --------
                                                                                       (unaudited)
CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . .             $     562       $  1,953
                                                                                        ---------       --------
CASH AND SHORT-TERM INVESTMENTS, RESTRICTED   . . . . . . . . . . . . . . .                10,353         12,241
                                                                                        ---------       --------

RECEIVABLES:
Investment in Direct Financing Leases and
    Notes Secured by Equipment:
    Receivable in installments    . . . . . . . . . . . . . . . . . . . . .               491,493        427,671
    Receivable in installments - related parties  . . . . . . . . . . . . .                26,839         23,828
    Residual valuation  . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,485          3,578
    Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (82,654)       (74,959)
                                                                                         --------       --------
      Net investment in direct financing leases and
         notes secured by equipment   . . . . . . . . . . . . . . . . . . .               439,163        380,118
                                                                                         --------       --------
Other Receivables:
    From sale of leases and notes secured by equipment  . . . . . . . . . .                   113            113
    Patient service accounts receivable   . . . . . . . . . . . . . . . . .                   108            375
    Notes collateralized by medical receivables . . . . . . . . . . . . . .                27,939         22,487
                                                                                         --------       --------
      Total other receivables   . . . . . . . . . . . . . . . . . . . . . .                28,160         22,975
                                                                                         --------       --------

Less: Allowance for possible losses on receivables  . . . . . . . . . . . .                (3,800)        (3,282)
                                                                                         --------       --------
NET RECEIVABLES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               463,523        399,811
                                                                                         --------       --------

EQUIPMENT ON OPERATING LEASES
    (net of accumulated depreciation of $2,173 at
    December 31, 1995 and $1,646 at June 30, 1995) .  . . . . . . . . . . .                 1,987          2,722
                                                                                         --------       --------

FURNITURE AND FIXTURES
    (net of accumulated depreciation of $941 at
    December 31, 1995 and $726 at June 30, 1995)  . . . . . . . . . . . . .                 1,847          1,468
                                                                                         --------       --------
INVESTMENTS IN INVESTEES  . . . . . . . . . . . . . . . . . . . . . . . . .                 6,354          7,656
                                                                                         --------       --------
GOODWILL, NET   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 5,241          1,867
                                                                                         --------       --------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 5,437          5,213
                                                                                         --------       --------
      TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $495,304       $432,931
                                                                                         ========       ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                       DECEMBER 31,      JUNE 30,
                                                                                           1995            1995
                                                                                       ------------      --------
                                                                                        (Unaudited)
ACCOUNTS PAYABLE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 20,816        $  6,023
                                                                                         --------        --------
OTHER ACCRUED EXPENSES  . . . . . . . . . . . . . . . . . . . . . . . . . .                10,437           7,639
                                                                                         --------        --------
BORROWINGS UNDER WAREHOUSE FACILITIES . . . . . . . . . . . . . . . . . . .               204,649         155,172
                                                                                         --------        --------
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,166           4,717
                                                                                         --------        --------

LONG-TERM DEBT, NET:
    Discounted receivables (primarily limited recourse) . . . . . . . . . .               168,395         205,376
    Convertible subordinated notes  . . . . . . . . . . . . . . . . . . . .                13,807          13,754
                                                                                         --------        --------
      Total long-term debt, net   . . . . . . . . . . . . . . . . . . . . .               182,202         219,130
                                                                                         --------        --------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .               422,270         392,681
                                                                                         --------        --------

SHAREHOLDERS' EQUITY (Note 4):
    Preferred Stock, $10.00 par value; authorized
      100,000 shares; no shares issued
    Common Stock, $.005 par value; authorized
      75,000,000 shares; outstanding 9,665,199 shares at
      December 31, 1995 and 6,711,680 shares at June 30, 1995   . . . . . .                    48              34
    Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . .                58,948          29,281
    Unrealized gain on available-for-sale investments,
      net of deferred taxes of $217 at December 31,
      1995 and $769 at June 30, 1995  . . . . . . . . . . . . . . . . . . .                   311           1,061
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .                13,727           9,874
                                                                                         --------        --------
         TOTAL SHAREHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . .                73,034          40,250
                                                                                         --------        --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   . . . . . . . . . . .              $495,304        $432,931
                                                                                         ========        ========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   DECEMBER 31,                   DECEMBER 31,
                                                              --------------------            -------------------
                                                                1995        1994                1995       1994
                                                              --------     -------            --------    -------
FINANCE AND OTHER INCOME:
    Amortization of finance income  . . . . . . . . . .        $10,928     $ 7,907            $21,667     $14,459
    Gain on sale of financing transactions, net   . . .          1,661         625              3,064         625
    Other income  . . . . . . . . . . . . . . . . . . .          1,134         163              1,695         808
                                                               -------     -------            -------     -------
      Total finance and other income  . . . . . . . . .         13,723       8,695             26,426      15,892
      Interest expense  . . . . . . . . . . . . . . . .          7,329       4,985             14,318       9,136
                                                               -------     -------            -------     -------
MARGINS EARNED  . . . . . . . . . . . . . . . . . . . .          6,394       3,710             12,108       6,756

    Selling, general and administrative expenses  . . .          2,250       1,856              4,323       3,664
    Provision for possible losses on receivables  . . .            634         330              1,084         683
                                                               -------     -------            -------     -------
EARNINGS BEFORE PROVISION FOR
    INCOME TAXES  . . . . . . . . . . . . . . . . . . .          3,510       1,524              6,701       2,409

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . .          1,432         631              2,848       1,003
                                                               -------     -------            -------     -------
NET EARNINGS  . . . . . . . . . . . . . . . . . . . . .        $ 2,078     $   893            $ 3,853     $ 1,406
                                                               =======     =======            =======     =======

NET EARNINGS PER SHARE (Note 2):
    Primary   . . . . . . . . . . . . . . . . . . . .          $   .21     $   .13            $   .41     $   .21
                                                               =======     =======            =======     =======
    Fully diluted   . . . . . . . . . . . . . . . . .          $   .20     $   .13            $   .39     $   .21
                                                               =======     =======            =======     =======





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                          DVI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)




                                                                            UNREALIZED
                                                                              GAIN ON
                                             COMMON STOCK                    AVAILABLE-                      TOTAL
                                          ------------------   ADDITIONAL     FOR-SALE      RETAINED     SHAREHOLDERS'
                                            SHARES    AMOUNT    CAPITAL     INVESTMENTS     EARNINGS        EQUITY
                                          ---------   ------   ----------   -----------     --------     -------------
BALANCES AT JULY 1, 1994  . . . . . .     6,567,295    $33       $28,155       $             $ 5,805        $33,993
    Issuance of common stock upon:
      Exercise of stock options   . .        97,216      1           626                                        627
      Conversion of subordinated notes       47,169                  500                                        500
    Unrealized gain on available-for-
      sale investments, net of
      deferred taxes of $769  . . . .                                           1,061                         1,061
    Net earnings  . . . . . . . . . .                                                          4,069          4,069
                                          ---------    ---       -------       ------        -------        -------

BALANCES AT JUNE 30, 1995 . . . . . .     6,711,680     34        29,281        1,061          9,874         40,250
    Issuance of common stock upon:
      Equity offering   . . . . . . .     2,875,000     14        28,994                                     29,008
      Exercise of stock options
         and warrants   . . . . . . .        78,519                  673                                        673
    Unrealized loss on available-for-
      sale investments, net of
      deferred taxes of $552  . . . .                                            (750)                         (750)
    Net earnings  . . . . . . . . . .                                                          3,853          3,853
                                          ---------    ---       -------       ------        -------        -------

BALANCES AT DECEMBER 31, 1995 . . . .     9,665,199    $48       $58,948       $  311        $13,727        $73,034
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

                           DVI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                            SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                         1995             1994
                                                                                       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   3,853        $   1,406
                                                                                       ---------        ---------

     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . .                3,791            3,173
         Additions to allowance accounts, net . . . . . . . . . . . . . . .                  518              748
         Gain on sale of financing transactions, net  . . . . . . . . . . .               (3,064)            (625)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .                    1              409
         Changes in assets and liabilities:
         (Increases) decreases in:
             Cash and short-term investments, restricted  . . . . . . . . .                1,888            1,017
             Other receivables  . . . . . . . . . . . . . . . . . . . . . .               (3,242)             948
             Receivables from sale of leases and notes secured by equipment                                   794
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                 (224)           2,983
         Increases (decreases) in:
             Accounts payable . . . . . . . . . . . . . . . . . . . . . . .               14,792          (13,564)

             Other accrued expenses . . . . . . . . . . . . . . . . . . . .                 (652)          (2,744)
                                                                                       ---------        ---------
             Total adjustments  . . . . . . . . . . . . . . . . . . . . . .               13,808           (6,861)
                                                                                       ---------        ---------
       Net cash provided by (used in) operating activities  . . . . . . . .               17,661           (5,455)
                                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of equipment acquired . . . . . . . . . . . . . . . . . . . . . .             (162,271)        (122,981)
     Receipts in excess of amounts included in income and proceeds from
      sales of financing transactions   . . . . . . . . . . . . . . . . . .              108,058           44,086
    Net increase in notes collateralized by medical receivables   . . . . .               (5,452)          (4,558)
    Furniture and fixtures additions  . . . . . . . . . . . . . . . . . . .                 (582)            (177)
                                                                                       ---------        ---------
       Net cash (used in) investing activities  . . . . . . . . . . . . . .            $ (60,247)       $ (83,630)
                                                                                       ---------        ---------

                           DVI, INC. AND SUBSIDIARIES

                           (IN THOUSANDS OF DOLLARS)

                                                                                           SIX  MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                        ------------------------
                                                                                          1995           1994
                                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . .             $     673      $     346
    Equity offering . . . . . . . . . . . . . . . . . . . . . . . . . . . .                29,008

    Borrowings:
       Warehouse facilities   . . . . . . . . . . . . . . . . . . . . . . .               244,503        200,489
       Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .                               20,242

    Repayments:
       Warehouse facilities   . . . . . . . . . . . . . . . . . . . . . . .              (195,026)      (107,778)
       Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .               (37,963)       (25,570)
                                                                                        ---------      ---------
     Net cash provided by financing activities  . . . . . . . . . . . . . .                41,195         87,729
                                                                                        ---------      ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .                (1,391)        (1,356)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . .                 1,953          1,714
                                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . .             $     562      $     358
                                                                                        =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  14,165      $   9,220
                                                                                        =========      =========
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   1,146      $     637
                                                                                        =========      =========





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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of December 31, 1995 and June 30, 1995, the consolidated statements of operations for the three and six month periods ended December 31, 1995 and 1994, the consolidated statements of shareholders' equity for the period from July 1, 1994 through December 31, 1995, and the consolidated statements of cash flows for the six month periods ended December 31, 1995 and 1994. The results of operations for the three month period ended December 31, 1995, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1996.

Certain amounts as previously reported have been reclassified to conform to the December 31, 1995 presentation.


NOTE 2 - NET EARNINGS PER SHARE

Primary earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The weighted average number of shares of common stock and common equivalents was 10,066,326, 9,449,068, 6,831,401 and 6,816,360 for
primary earnings per share for the three and six month periods ended December 31, 1995 and 1994, respectively, and 11,481,140, 10,929,362, 6,832,345 and
6,835,677 for fully diluted earnings per share for the same periods. Fully diluted earnings per share assumes conversion of the subordinated notes as of the beginning of the period. Fully diluted earnings per share was the same as primary for the three and six month periods ended December 31, 1994.

NOTE 3 - HEDGING TRANSACTIONS

The Company's equipment financing transactions are all structured on a fixed interest rate basis. The Company funds these transactions using variable rate interim funding facilities until permanent funding is obtained, generally through asset securitization. Because funds are borrowed through interim funding facilities, the Company uses hedging techniques to protect its interest rate margins during the period that interim funding facilities are used. The Company's strategy is to hedge its portfolio by entering into Treasury lock transactions whereby the Company will either pay or receive funds based on price movements of Treasury notes having a comparable maturity to the Company's fixed rate portfolios. The Company believes this strategy hedges its portfolio of fixed rate equipment financing contracts while waiting for permanent securitization funding thus stabilizing the Company's weighted average borrowing rate. On December 31, 1995, the Company had $60.0 million in notional amounts of Treasury lock transactions that were matched to specific financing transactions.

The Company also had notional amounts of $16.3 million in an interest rate swap where the Company pays a fixed rate and receives a floating rate and $21.5 million in an interest rate cap. These transactions are to hedge the effect of interest rate changes on the cash flows repriced monthly in a permanent funding facility.

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


NOTE 4 - EQUITY OFFERING

In August 1995, the Company completed a public offering of 2,875,000 shares of its Common Stock for which it received net proceeds of $29.0 million. The net proceeds were utilized to reduce short-term indebtedness and for general corporate purposes.


NOTE 5 - REDEMPTION OF WARRANTS

In January 1996, holders of 523,455 of the Company's warrants issued in February 1991 redeemed their warrants for shares of the Company's Common Stock at $12.00 per share by the final exercise date of January 26, 1996. As a result of the redemption, the Company received cash proceeds of $6.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total finance and other income increased to $13.7 million in the three month period ended December 31, 1995 from $8.7 million for the three month period ended December 31,1994. For the six month period ended December 31, 1995, total finance and other income was $26.4 million as compared to $15.9 million, an increase of $10.5 million. Amortization of finance income increased to $10.9 million from $7.9 million for the three month period ended December 31, 1995 as compared to the same period of the prior year. For the six month period ended December 31, 1995, amortization of finance income increased to $21.7 million from $14.5 million for the same period of the prior year. The increase was primarily a result of the overall increase in the size of the Company's net financed receivables.

The gain on sale of financing transactions, net was $1.7 million in the three month period ended December 31, 1995 versus $625,000 in the same period of the prior year. For the six month period, gain on sale of financing transactions, net was $3.1 million as compared to $625,000 in the prior year. The increase for both periods in the current fiscal year relates to the Company's need to fund certain loans through whole loan sales to manage borrower concentrations.

Other income increased to $1.1 million in the three month period ended December 31, 1995 from $163,000 in the comparable prior year quarter. Approximately $500,000 of the increase relates to refinancing-related income. For the six months period ended December 31, 1995, other income totalled $1.7 million as compared to $808,000 for 1994.

Interest expense increased to $7.3 million for the three months ended December 31, 1995 from $5.0 million for the three months ended December 31, 1994. For the six months ended December 31, 1995 interest expense increased to $14.3 million from $9.1 million during the same period in the prior year. The increase in both the three and six month periods during the current fiscal year is primarily a result of the growth of the Company's loan portfolio. As a percentage of finance and other income, interest expense declined to 53.4% in the three months ended December 31, 1995 as compared to 57.3% in the same period in the prior year. As a percentage of finance and other income, interest expense declined to 54.2% in the six months ended December 31, 1995 as compared to 57.5% in the same period a year earlier.

Selling, general and administrative expenses ("S,G&A") increased to $2.3 million from $1.9 million in comparing the three month period ended December 31, 1995 to the prior year. As a percentage of total finance and other income, however, S,G&A declined to 16.4% from 21.3% for the same period in the prior year. For the six month period ended December 31, 1995, S,G&A expense increased to $4.3 million from $3.7 million. As a percentage of total finance and other income, however, S,G&A declined to 16.4% from 23.0% for the same period last year.

The provision for possible losses on receivables was $634,000 for the three month period ended December 31, 1995 as compared to $330,000 for the three month period ended December 31, 1994. On a year to date basis, the provision for possible losses on receivables was $1.1 million in 1995 versus $683,000 in 1994. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of Management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before provision for income taxes increased 130.3% to $3.5 million for the quarter ended December 31, 1995 as compared to $1.5 million for the quarter ended December 31, 1994. For the six month period ended December 31, 1995, earnings before provision for income taxes increased 178.2% to $6.7 million from $2.4 million in the prior year. Net earnings increased 132.7% to $2.1 million ($0.21 per share) from $893,000 ($0.13 per share) in comparing the quarter ended December 31, 1995 to the quarter ended December 31, 1994. For the six month period ended December 31, 1995, net earnings increased 174.0% to $3.9 million ($0.41 per share) from $1.4 million ($0.21 per share) in the prior year.

FINANCIAL CONDITION

Total Shareholders' Equity increased by $32.7 million to $73.0 million at December 31, 1995 from $40.3 million at June 30, 1995. The increase was due primarily to an offering of 2,875,000 shares of the Company's common stock which generated net proceeds of $29.0 million and net earnings of $3.9 million.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment financing business. As of January 26, 1996, the Company had available an aggregate of $355.0 million in warehouse facilities of which $212.2 million was utilized. In addition, in January 1996, the Company completed a $25.0 million private placement of medium term notes to finance its medical receivables business.

The Company has completed eight securitizations or other structured finance transactions totalling $469.8 million, including two public debt issues of $75.7 million and $90.0 million and six private placements of debt and whole loan sales totalling $304.1 million. The Company expects to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans for the foreseeable future, except when issues of borrower concentration exist that warrant the sale of loans.

Loan originations in the quarter ended December 31, 1995 were $95.1 million compared with $74.0 million in the quarter ended December 31, 1994, an increase of 28.5%. Loan originations for the six months ended December 31, 1995 were $175.1 million compared with $126.0 million for the six months ended December 31, 1994, an increase of 39.0%.

                          PART II - OTHER INFORMATION



Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibit 27 - Financial Data Schedule.

          (b) The Company has not filed any reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        DVI, INC.
                                       -----------------------------------------
                                                      (Registrant)



                                       By: /s/ MICHAEL A. O'HANLON
                                           -------------------------------------
                                           Michael A. O'Hanlon
                                           President and Chief Executive Officer


                                       By: /s/ STEVEN R. GARFINKEL
                                           -------------------------------------
                                           Steven R. Garfinkel
                                           Senior Vice President and
                                           Chief Financial Officer



Date:   February 2, 1996