Form 10-Q
period 1996-03-31
DVI INC
filed 1996-05-07
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________

                                   FORM 10-Q
 (Mark One)
   [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


                 For the quarterly period ended: MARCH 31, 1996

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________

                         Commission file number 0-16271

                                  DVI, INC.
                   --------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       22-2722773
  ---------------------------------                    --------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

           500 HYDE PARK
     DOYLESTOWN, PENNSYLVANIA                                  18901
     ------------------------                          --------------------
       (Address of principal                                 (Zip Code)
        executive offices)



Registrant's telephone number including area code:  (215) 345-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.005 par value - 10,366,054 shares as of April 24, 1996.

                           DVI, INC. AND SUBSIDIARIES



                                     INDEX


PART I.    FINANCIAL INFORMATION:                                                                        PAGE
                                                                                                        NUMBER
                                                                                                        ------
ITEM 1.    FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
   March 31, 1996 (unaudited) and June 30, 1995 . . . . . . . . . . . . . . . . . . . . . .               3-4

Consolidated Statements of Operations -
   Three months and nine months ended March 31, 1996 and 1995 (unaudited)   . . . . . . . .                 5

Consolidated Statements of Shareholders' Equity -
   July 1, 1994 through March 31, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . .                 6

Consolidated Statements of Cash Flows -
   Nine months ended March 31, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . .               7-8

Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . .              9-10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . .             11-12


PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                13

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                14

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                          MARCH 31,               JUNE 30,
                                                                                            1996                    1995
                                                                                        -------------            ----------
                                                                                         (Unaudited)
CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . .             $    2,881               $    1,953
                                                                                        ----------               ----------

CASH AND SHORT-TERM INVESTMENTS, RESTRICTED   . . . . . . . . . . . . . . .                 23,253                   12,241
                                                                                        ----------               ----------

RECEIVABLES:
Investment in Direct Financing Leases and
    Notes Secured by Equipment or Medical Receivables:
    Receivable in installments  . . . . . . . . . . . . . . . . . . . . . .                487,372                 427,784
    Receivable in installments - related parties  . . . . . . . . . . . . .                 22,132                  23,828
    Notes collateralized by medical receivables   . . . . . . . . . . . . .                 28,775                  22,862
    Residual valuation  . . . . . . . . . . . . . . . . . . . . . . . . . .                  3,878                   3,578
    Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (77,425)                (74,959)
                                                                                       ----------                  -------
      Net investment in direct financing leases and
         notes secured by equipment or medical receivables  . . . . . . . .                464,732                 403,093
                                                                                         ---------                 -------

Less: Allowance for possible losses on receivables  . . . . . . . . . . . .                 (3,931)                 (3,282)
                                                                                       -----------                 -------

NET RECEIVABLES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                460,801                 399,811
                                                                                         ---------               ---------

EQUIPMENT ON OPERATING LEASES
    (net of accumulated depreciation of $2,424 at
    March 31, 1996 and $1,646 at June 30, 1995) . . . . . . . . . . . . . .                  1,929                   2,722
                                                                                       -----------                --------

FURNITURE AND FIXTURES
    (net of accumulated depreciation of $1,070 at
    March 31, 1996 and $726 at June 30, 1995) . . . . . . . . . . . . . . .                  2,020                   1,468
                                                                                       -----------                --------

INVESTMENTS IN INVESTEES  . . . . . . . . . . . . . . . . . . . . . . . . .                  8,014                   7,656
                                                                                       -----------                --------

GOODWILL, NET   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  5,150                   1,867
                                                                                       -----------                --------

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  6,843                   5,213
                                                                                       -----------                --------
      TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $510,891                $432,931
                                                                                          ========                ========




  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                         MARCH 31,       JUNE 30,
                                                                                           1996            1995
                                                                                        ----------       --------
                                                                                        (Unaudited)
ACCOUNTS PAYABLE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 20,298        $  6,023
                                                                                         --------        --------

OTHER ACCRUED EXPENSES  . . . . . . . . . . . . . . . . . . . . . . . . . .                10,335           7,639
                                                                                         --------        --------

BORROWINGS UNDER WAREHOUSE FACILITIES . . . . . . . . . . . . . . . . . . .               207,042         155,172
                                                                                         --------        --------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,802           4,717
                                                                                         --------        --------

LONG-TERM DEBT, NET:
    Discounted receivables (primarily limited recourse) . . . . . . . . . .               154,101         205,376
    Senior secured notes  . . . . . . . . . . . . . . . . . . . . . . . . .                18,916
    Convertible subordinated notes  . . . . . . . . . . . . . . . . . . . .                13,831          13,754
                                                                                         --------        --------
      Total long-term debt, net   . . . . . . . . . . . . . . . . . . . . .               186,848         219,130
                                                                                         --------        --------

         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .               428,325         392,681
                                                                                         --------        --------

SHAREHOLDERS' EQUITY (Notes 4 and 5):
    Preferred Stock, $10.00 par value; authorized
      100,000 shares; no shares issued
    Common Stock, $.005 par value; authorized
      75,000,000 shares; outstanding 10,361,804 shares at
      March 31, 1996 and 6,711,680 shares at June 30, 1995  . . . . . . . .                    52              34
    Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . .                66,846          29,281
    Unrealized gain (loss) on available-for-sale investments,
      net of deferred taxes of $136 at March 31,
      1996 and $769 at June 30, 1995  . . . . . . . . . . . . . . . . . . .                  (185)          1,061
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .                15,853           9,874
                                                                                         --------        --------

         TOTAL SHAREHOLDERS' EQUITY   . . . . . . . . . . . . . . . . . . .                82,566          40,250
                                                                                         --------        --------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   . . . . . . . . . . .              $510,891        $432,931
                                                                                         ========        ========




  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      MARCH  31,                   MARCH 31,
                                                              ----------------------        ---------------------
                                                                1996           1995         1996           1995
                                                              --------        ------        -------       -------
FINANCE AND OTHER INCOME:
    Amortization of finance income  . . . . . . . . . .        $11,944        $9,556        $33,611       $24,015
    Other income  . . . . . . . . . . . . . . . . . . .          1,208            92          2,903           900
                                                               -------        ------        -------       -------

      Total finance and other income  . . . . . . . .           13,152         9,648         36,514        24,915
    Interest expense  . . . . . . . . . . . . . . . .            8,215         6,314         22,533        15,450
                                                               -------        ------        -------       -------

NET INTEREST INCOME   . . . . . . . . . . . . . . . .            4,937         3,334         13,981         9,465
    Gain on sale of financing transactions, net . . .            1,895           805          4,959         1,430
                                                               -------        ------        -------       -------

NET FINANCE INCOME  . . . . . . . . . . . . . . . . .            6,832         4,139         18,940        10,895

    Selling, general and administrative expenses  . .            2,741         1,827          7,064         5,491
    Provision for possible losses on receivables  . .              401           143          1,485           826
                                                               -------        ------        -------       -------

EARNINGS BEFORE PROVISION FOR
    INCOME TAXES  . . . . . . . . . . . . . . . . . .            3,690         2,169         10,391         4,578

PROVISION FOR INCOME TAXES  . . . . . . . . . . . . .            1,564           920          4,412         1,923
                                                               -------        ------        -------       -------

NET EARNINGS  . . . . . . . . . . . . . . . . . . . .          $ 2,126        $1,249        $ 5,979       $ 2,655
                                                               =======        ======        =======       =======

NET EARNINGS PER SHARE (Note 2):
    Primary   . . . . . . . . . . . . . . . . . . . .          $   .20        $  .18        $   .61       $   .39
                                                               =======        ======        =======       =======
    Fully diluted   . . . . . . . . . . . . . . . . .          $   .19        $  .17        $   .58       $   .38
                                                               =======        ======        =======       =======




  The accompanying notes are an integral part of these consolidated financial statements.

                          DVI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)




                                                                              UNREALIZED
                                                                           GAIN (LOSS) ON
                                            COMMON STOCK                      AVAILABLE-                    TOTAL
                                         ------------------    ADDITIONAL      FOR-SALE     RETAINED     SHAREHOLDERS'
                                           SHARES    AMOUNT     CAPITAL      INVESTMENTS    EARNINGS        EQUITY
                                         ------------------   -----------  --------------   --------    --------------
BALANCES AT JULY 1, 1994  . . . . . .     6,567,295   $33        $28,155       $             $ 5,805        $33,993
    Issuance of common stock upon:
      Exercise of stock options   . .        97,216     1            626                                        627
      Conversion of subordinated notes       47,169                  500                                        500
    Unrealized gain on available-for-
      sale investments, net of
      deferred taxes of $769  . . . .                                            1,061                        1,061
    Net earnings  . . . . . . . . . .                                                          4,069          4,069
                                         ---------    ---        -------       -------       -------        -------

BALANCES AT JUNE 30, 1995 . . . . . .     6,711,680    34         29,281         1,061         9,874         40,250
    Issuance of common stock upon:
      Equity offering   . . . . . . .     2,875,000    14         28,949                                     28,963
      Exercise of stock options
         and warrants   . . . . . . .       775,124     4          8,616                                      8,620
    Unrealized loss on available-for-
      sale investments, net of
      deferred taxes of $905  . . . .                                           (1,246)                      (1,246)
    Net earnings  . . . . . . . . . .                                                          5,979          5,979
                                         ---------    ---        -------       -------       -------        -------

BALANCES AT MARCH 31, 1996  . . . . .    10,361,804   $52        $66,846       ($  185)      $15,853        $82,566
                                         ==========   ===        =======       ========      =======        =======




  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                          NINE MONTHS ENDED
                                                                                              MARCH  31,
                                                                                       --------------------------
                                                                                         1996             1995
                                                                                       ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   5,979        $   2,655
                                                                                       ---------        ---------

     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . .                5,900            4,506
         Additions to allowance accounts, net . . . . . . . . . . . . . . .                  649              592
         Gain on sale of financing transactions, net  . . . . . . . . . . .               (4,959)          (1,430)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .                  (10)           1,106
         Changes in assets and liabilities:
         (Increases) decreases in:
                Cash and short-term investments, restricted . . . . . . . .              (11,012)         (36,753)
                Other receivables . . . . . . . . . . . . . . . . . . . . .               (3,236)             934
                Other assets  . . . . . . . . . . . . . . . . . . . . . . .               (1,630)           4,076
         Increases (decreases) in:
                Accounts payable  . . . . . . . . . . . . . . . . . . . . .               14,275          (18,078)
                Other accrued expenses  . . . . . . . . . . . . . . . . . .                 (754)            (946)
                                                                                       ---------        ---------

                Total adjustments . . . . . . . . . . . . . . . . . . . . .                 (777)         (45,993)
                                                                                       ---------        ---------

       Net cash provided by (used in) operating activities  . . . . . . . .                5,202          (43,338)
                                                                                       ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of equipment acquired . . . . . . . . . . . . . . . . . . . . . .             (233,571)        (234,303)
     Receipts in excess of amounts included in income and proceeds from
       sales of financing transactions  . . . . . . . . . . . . . . . . . .              183,028          102,648
     Net increase in notes collateralized by medical receivables  . . . . .               (5,913)          (5,951)
     Furniture and fixtures additions . . . . . . . . . . . . . . . . . . .                 (896)            (234)
     Investments and advances to investees  . . . . . . . . . . . . . . . .               (2,509)
                                                                                       ---------        ---------

       Net cash (used in) investing activities  . . . . . . . . . . . . . .             ($59,861)       ($137,840)
                                                                                       =========        =========

                           DVI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                           NINE  MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        ------------------------
                                                                                           1996          1995
                                                                                        ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . .             $   8,620      $     622
    Equity offering . . . . . . . . . . . . . . . . . . . . . . . . . . . .                28,963
    Borrowings:
       Warehouse facilities   . . . . . . . . . . . . . . . . . . . . . . .               387,129        398,354
       Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .                20,000        110,242
    Repayments:
       Warehouse facilities   . . . . . . . . . . . . . . . . . . . . . . .              (335,259)      (284,971)
       Long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .               (53,866)       (40,216)
                                                                                        ---------      ---------

     Net cash provided by financing activities  . . . . . . . . . . . . . .                55,587        184,031
                                                                                        ---------      ---------
NET INCREASE (DECREASE)  IN CASH AND
     CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .                   928          2,853
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .                 1,953          1,714
                                                                                        ---------      ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   2,881      $   4,567
                                                                                        =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  22,389      $  14,532
                                                                                        =========      =========

      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   2,297      $   1,130
                                                                                        =========      =========




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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of March 31, 1996 and June 30, 1995, the consolidated statements of operations for the three and nine month periods ended March 31, 1996 and 1995, the consolidated statements of shareholders' equity for the period from July 1, 1994 through March 31, 1996, and the consolidated statements of cash flows for the nine month periods ended March 31,1996 and 1995. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1996.

Certain amounts as previously reported have been reclassified to conform to the March 31, 1996 presentation.

NOTE 2 - NET EARNINGS PER SHARE

Primary earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The weighted average number of shares of common stock and common equivalents was 10,757,974, 9,842,448, 6,978,420 and 6,869,901 for
primary earnings per share for the three and nine month periods ended March 31, 1996 and 1995, respectively, and 12,125,899, 11,210,373, 7,006,198 and
6,892,038 for fully diluted earnings per share for the same periods. Fully diluted earnings per share assumes conversion of the subordinated notes as of the beginning of the period.

NOTE 3 - HEDGE TRANSACTIONS

The Company's equipment financing transactions are structured on a fixed interest rate basis. These transactions are funded using variable rate interim funding facilities until permanent fixed rate funding is obtained, generally through asset securitizations. Interest rate risk for the Company occurs during the interim funding period when the borrowing costs are floating at a variable rate. To minimize this interest rate risk, the Company uses hedging techniques to fix its future long-term borrowing costs. Hedging vehicles used include interest rate swaps which permanently lock in costs and Treasury locks. Treasury lock transactions lock in specific rates of Treasury notes having maturities comparable to the average life of the hedged securitization or loan sale. This strategy stabilizes the weighted average borrowing rate until permanent fixed rate funding occurs.

At March 31, 1996, there were $140.0 million in notional amounts of Treasury lock transactions. The Company also had notional amounts of $30.5 million in interest rate swaps where the Company pays a fixed rate and receives a floating rate and $26.5 million in interest rate caps. These transactions are to hedge the effect of interest rate changes on the cash flows repriced monthly in an off-balance-sheet loan sale.

When the hedge positions are matched to specific borrowings relating to securitizations, gains or losses from the hedge positions are capitalized and amortized to interest expense over the term of the securitized transaction. When transactions are funded through whole loan sales, gains or losses from hedge positions are recorded as an increase or decrease in the gain on sale proceeds.

NOTE 4 - EQUITY OFFERING

In August 1995, the Company completed a public offering of 2,875,000 shares of its Common Stock for which it received net proceeds of $29.0 million. The net proceeds were utilized to reduce short-term indebtedness and for general corporate purposes.

NOTE 5 - REDEMPTION OF WARRANTS AND UNITS

In January 1996, holders of 614,355 of the Company's warrants and units issued in February 1991 redeemed their warrants and units for shares of the Company's Common Stock at $12.00 or $12.60 per share by the final exercise date of January 26, 1996. As a result of the redemption, the Company received cash proceeds of $7.4 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total finance and other income increased to $13.2 million in the three month period ended March 31, 1996 from $9.6 million for the three month period ended March 31,1995. For the nine month period ended March 31, 1996, total finance and other income was $36.5 million as compared to $24.9 million, an increase of $11.6 million. Amortization of finance income increased to $11.9 million from $9.6 million for the three month period ended March 31, 1996 as compared to the same period of the prior year. For the nine month period ended March 31, 1996, amortization of finance income increased to $33.6 million from $24.0 million for the same period of the prior year. The increase was primarily a result of the overall increase in the size of the Company's portfolio.

Other income increased to $1.2 million in the three month period ended March 31, 1996 from $92,000 in the comparable prior year quarter. The increase was mainly due to increased sources of fee income. For the nine month period ended March 31, 1996, other income totalled $2.9 million as compared to $900,000 for 1995.

Interest expense increased to $8.2 million for the three months ended March 31, 1996 from $6.3 million for the three months ended March 31, 1995. For the nine months ended March 31, 1996 interest expense increased to $22.5 million from $15.5 million during the same period in the prior year. The increase in both the three and nine month periods during the current fiscal year is primarily a result of the growth of the Company's loan portfolio. As a percentage of finance and other income, interest expense declined to 62.5% in the three months ended March 31, 1996 as compared to 65.4% in the same period in the prior year. As a percentage of finance and other income, interest expense declined to 61.7% in the nine months ended March 31, 1996 as compared to 62.0% in the same period a year earlier.

The gain on sale of financing transactions, net was $1.9 million in the three month period ended March 31, 1996 versus $805,000 in the same period of the prior year. For the nine month period, gain on sale of financing transactions, net was $5.0 million as compared to $1.4 million in the prior year. The increase for both periods in the current fiscal year relates to the Company's need to fund certain loans through whole loan sales to manage borrower concentrations.

Selling, general and administrative expenses (S,G&A) increased to $2.7 million from $1.8 million in comparing the three month period ended March 31, 1996 to the prior year. This increase is due primarily to $519,000 of non-recurring costs for the defense and settlement of lawsuits primarily relating to employee matters occurring prior to the move of the Company's headquarters to Doylestown, Pennsylvania. Also contributing to the increase in expenses were the increasing costs of the Company's new business lines. As a percentage of total finance and other income, S,G&A increased to 20.9% from 19.0% for the same period in the prior year, however, excluding the impact of the non-recurring legal and settlement expenses ($519,000), S,G&A declined to 16.9% from 19.0% in fiscal 1995. For the nine month period ended March 31, 1996, S,G&A expense increased to $7.1 million from $5.5 million. As a percentage of total finance and other income, however, S,G&A declined to 19.4% from 22.0% for the same period last year and excluding the impact of the non-recurring legal and settlement expenses, S,G&A declined to 17.2% from 22.0%.

The provision for possible losses on receivables was $401,000 for the three month period ended March 31, 1996 as compared to $143,000 for the three month period ended March 31, 1995. On a year to date basis, the provision for possible losses on receivables was $1.5 million in 1996 versus $826,000 in 1995. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of Management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before provision for income taxes increased 70.1% to $3.7 million for the quarter ended March 31, 1996 as compared to $2.2 million for the quarter ended March 31, 1995. For the nine month period ended March 31, 1996, earnings before provision for income taxes increased 127.0% to $10.4 million from $4.6 million in the prior year. Net earnings increased 70.2% to $2.1 million ($0.20 per share) from $1.2 million ($0.18 per share) in comparing the quarter ended March 31, 1996 to the quarter ended March 31, 1995. For the nine month period ended March 31, 1996, net earnings increased 125.2% to $6.0 million ($0.61 per share) from $2.7 million ($0.39 per share) in the prior year.

FINANCIAL CONDITION

Total Shareholders' Equity increased by $42.3 million to $82.6 million at March 31, 1996 from $40.3 million at June 30, 1995. The increase was due primarily to an offering of 2,875,000 shares of the Company's common stock which generated net proceeds of $29.0 million, redemption of stock warrants and units which generated cash proceeds of $7.4 million and net earnings of $6.0 million.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment financing business. As of April 26, 1996, the Company had available an aggregate of $278.0 million in warehouse facilities of which $224.0 million was utilized. In addition, in January 1996, the Company completed a $25.0 million private placement of medium term notes to finance its medical receivables business.

The Company has completed nine securitizations or other structured finance transactions totalling $520.8 million, including two public debt issues of $75.7 million and $90.0 million and seven private placements of debt and whole loan sales totalling $355.1 million. The Company expects to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans for the foreseeable future, except when issues of borrower concentration exist that warrant the sale of loans.

Total equipment financing loans originated in the third quarter of fiscal 1996, excluding the Concord Leasing purchase, were $80.5 million compared with $50.9 million in the third quarter of fiscal 1995, an increase of 58.2%. In the Equipment Finance Group (Core business), loans originated in the third quarter of 1996 were $79.9 million compared to $50.9 million in the third quarter of 1995, an increase of 57.0%. Excluding the Concord Leasing purchase, loans originated by the Equipment Finance Group for the nine months ended March 31, 1996 were $235.7 million compared with $166.4 million for the same period ended March 31, 1995, an increase of 41.6%. Net financed receivables for this business totaled $437.9 million at March 31, 1996, an increase of $96.1 million or 25.9% over the prior year.

In the Company's receivable financing business, new commitments of credit in the third quarter of fiscal 1996 were $8.8 million compared with $4.8 million in the third quarter of fiscal 1995, an increase of 83.3%. New commitments for the nine months ended March 31, 1996 were $23.4 million compared with $15.3 million for the same period ended March 31, 1995, an increase of 52.9%.
Medical receivables funded at March 31, 1996 totaled $28.8 million, an increase of $14.7 million or 105.0% over the prior year.

                          PART II - OTHER INFORMATION



Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibit 27 - Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   DVI, INC.
                                       -------------------------------------
                                                 (Registrant)



                                  By:  /s/ MICHAEL A. O'HANLON
                                       -------------------------------------
                                       Michael A. O'Hanlon
                                       President and Chief Executive Officer


                                  By:  /s/ STEVEN R. GARFINKEL
                                       -------------------------------------
                                       Steven R. Garfinkel
                                       Executive Vice President and
                                       Chief Financial Officer




Date:   May 3, 1996