Form 10-K
period 1996-06-30
DVI INC
filed 1996-09-26
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  F O R M 10-K
(Mark One)
[X]                           ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition period from ___ to ___.

                         Commission file Number 0-16271
                                                -------

                                    DVI, INC
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                                      22-2722773
- ---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)

              500 Hyde Park
        Doylestown, Pennsylvania                                  18901
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (215) 345-6600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each Exchange
                                                       on which Registered
     Common Stock                                     ---------------------
par value $.005 per share                         New York Stock Exchange, Inc.
- -------------------------                         -----------------------------
   (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Warrants to Purchase
   Common Shares
- --------------------
 (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ___

         The aggregate market value of the Common Stock held by nonaffiliates of the Registrant was approximately $145,513,625 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on July 15, 1996.

         As of July 15, 1996, the Registrant had 10,495,473 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                     PART I

ITEM 1.           BUSINESS

Overview

         DVI, Inc. ("DVI" or the "Company") is a specialty finance company whose core business is financing higher cost diagnostic imaging, radiation therapy and other types of sophisticated medical equipment used by outpatient healthcare centers, groups of physicians and hospitals. The Company has extensive expertise in making loans to healthcare providers in markets historically underserved by most banks and finance companies. By effectively and efficiently servicing the equipment financing needs of these healthcare providers and at the same time building productive relationships with medical equipment manufacturers seeking to arrange financing for their customers, the Company has established a niche leadership position among independent finance companies serving the medical industry. In addition to equipment financing, a small but growing part of the Company's business is making working capital loans to healthcare providers secured by their medical receivables and other collateral.

         Virtually all of the Company's equipment loans are structured on a fixed interest rate basis such that the full cost of the equipment and all financing costs are repaid during the financing term, which typically is five years. A high percentage of the Company's equipment loans are structured as notes secured by equipment or direct financing leases with a bargain purchase option for the equipment user; however, the Company structures a small number of its equipment loans such that it retains a residual interest in the equipment.

         In the past two years, the Company has grown substantially. Total equipment financing loans originated in the Company's fiscal years ended June 30, 1996, 1995 and 1994 were $316.8 million, $238.0 million and $157.4 million, respectively (not including a $76.1 million Concord Leasing portfolio purchased by the Company in fiscal 1995). The fiscal 1996 and 1995 originations represented increases of 33.1% and 51.2%, respectively, over the previous year. Net financed receivables for this business totaled $418.0 million at June 30, 1996, an increase of $35.2 million or 9.2% over the prior year. In the Company's medical receivable financing business, new commitments of credit in fiscal 1996 were $40.0 million compared with $23.9 million in fiscal 1995, an increase of 67.4%. New commitments in fiscal 1995 of $23.9 million were $18.3 million or 326.8% higher than fiscal 1994. Medical receivables funded at June 30, 1996 totaled $38.6 million, an increase of $16.1 million or 71.6% over the prior year.

         The Company uses asset securitization and other structured finance techniques to permanently fund most of its equipment loans and since 1991 has funded $681.5 million of equipment loans in this manner. The Company's ability to securitize loans has improved significantly in recent years which enabled it to securitize loans in the public market starting in fiscal 1994. Access to the public securitization market has lowered the Company's relative funding costs and expanded the Company's access to funding.

Growth Strategy

         The Company is seeking to continue its growth by expanding its share of the diagnostic imaging and radiation therapy equipment financing markets and by generating financing opportunities in other areas of the healthcare industry. The principal components of this strategy are as follows:

         o Maximize the value of its relationships with equipment manufacturers. The Company has a close working relationship with four of the six largest manufacturers of diagnostic imaging equipment which it maintains by meeting those manufacturers' needs to arrange financing for the higher cost equipment they sell to non-hospital healthcare providers. The Company intends to continue to fulfill those needs and place greater emphasis on financing the lower cost patient treatment devices those manufacturers produce and sell such as ultrasound, nuclear medicine and X-ray equipment, and on financing equipment for their hospital customers.

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

         o Generate additional business through its existing customer base. The Company enjoys relationships with a large number of users of sophisticated medical equipment. The Company believes its existing customers, particularly those that are expanding to provide additional healthcare services, can be a continuing source of equipment and medical receivable financing business. The Company's growth strategy in medical receivables financing is to focus on its existing equipment finance customer base.

         o Establish equipment financing relationships with manufacturers of patient treatment devices. The Company is using its reputation as a medical equipment financing specialist and its ability to finance a wide range of healthcare providers to establish its presence in the patient treatment device market. The Company recently has established relationships with manufacturers of sophisticated patient treatment devices such as surgical lasers.

        o International Operations. During fiscal 1996 the Company continued its efforts to expand into international markets. The Company is attempting to capitalize on the growing international market for sales of medical equipment and devices by positioning itself internationally to provide some of the financing for these sales. For example, the Company entered into a joint venture with Philips Medical Systems (a major manufacturer of medical equipment) and a subsidiary of CoreStates Financial Corp to form a corporation in Singapore, named Medical Equipment Credit Pte Ltd, that is designed to take advantage of the expanding medical equipment market in the Asia-Pacific region. The Company also has taken steps to establish operations in Australia, Thailand, Europe and - again in alignment with Philips Medical Systems - Latin America.

               Having international operations subjects the Company to risks inherent in operating in foreign countries. Such risks include devaluations of currency and fluctuations in currency exchange rates; imposition of limitations on conversions of foreign currencies into dollars or on remittances of dividends and other payments by foreign subsidiaries; imposition or increase of withholding or other taxes on remittances and other payments by foreign subsidiaries; hyperinflation in certain countries and imposition or increase of investment, and other, restrictions by foreign governments. Although the Company believes that such risks are acceptable, no assurance can be given that such risks will not have a material adverse effect on the Company in the future.

         The Company is a Delaware corporation and conducts its business operations through operating subsidiaries. The principal operating subsidiaries are DVI Financial Services Inc. ("DVI Financial Services") and DVI Business Credit Corporation ("DVI Business Credit"). The Company conducts securitizations through DVI Receivables Corp. ("DVI Receivables Corp.") and other limited purpose subsidiaries, each of which is wholly owned by DVI Financial Services. The Company also conducts other structured financings through limited purpose subsidiaries or through DVI Financial Services. The obligors under the Company's various warehouse credit facilities are DVI Financial Services or DVI Business Credit. Except as the context otherwise requires, the term "Company" refers to DVI, Inc. and its wholly owned subsidiaries.

Healthcare Financing Industry

         Competitors in the healthcare financing business include equipment manufacturers that sell and finance their products, leasing subsidiaries of national and regional commercial banks and other leasing and finance companies. Competition among providers of equipment financing varies based on the type of healthcare provider being financed and the acquisition cost of the equipment. When hospitals acquire capital equipment directly (i.e., they accept full financial liability), competitors are numerous as lenders generally can make credit decisions based on audited financial statements that normally reflect a financial condition that is strong relative to the cost of the equipment being acquired. The competition is similar when physician specialists such as radiologists are acquiring relatively inexpensive equipment (i.e., equipment costing $200,000 or less). Many banks and finance companies are willing to make loans of this amount to physician specialists based solely on their personal net worth. Specialty finance companies, such as the Company, typically provide financing for borrowers other than those described above.

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

         Medical equipment financing providers often compete on the basis of relationships with manufacturers of the equipment being financed. General Electric Medical Systems and Siemens Medical Systems have captive equipment financing subsidiaries. The four remaining major manufacturers of diagnostic imaging equipment depend largely on relationships with financing providers, such as the Company, to finance the sale of their products.

Sales and Marketing

         The Company generates most of its financing opportunities from two sources: (i) medical equipment manufacturers that use third parties to finance the sale of their products; and (ii) healthcare providers with whom the Company's sales organization has relationships. Generally, medical equipment manufacturers refer customers to the Company for financing because they believe the Company has the ability to understand and measure the creditworthiness of the customer's business and provide the financing necessary for the completion of the equipment sale.

         The Company has established a close working relationship with four of the six largest manufacturers of diagnostic imaging equipment by meeting their needs to arrange financing for the higher cost equipment they sell to non-hospital healthcare providers. These manufacturers are Hitachi Medical Systems America, Philips Medical Systems, Picker International and Toshiba America Medical Systems. The Company believes these relationships afford it a competitive advantage over other providers of medical equipment financing.

         The Company has a sales unit dedicated to its wholesale loan origination program ("Wholesale Program"). The Company purchases equipment loans from Originators that generally do not have access to cost effective permanent funding for their loans. The Company initiated the Wholesale Program in June 1994 and during the years ended June 30, 1996 and 1995, the Company purchased an aggregate of $92.6 million of equipment loans from 12 Originators and $63.3 million from six Originators, respectively. The Company believes that it has an opportunity to increase the volume of loans it buys in this manner because the number of companies that finance Originators has declined in the past few years.

         In addition to financing medical equipment, the Company also makes working capital loans under revolving lines of credit for healthcare providers that are secured by their receivables from payors such as insurance companies, large self-insured companies and governmental programs such as Medicare, and other collateral. These lines of credit are secured by pledges of (i) specific receivables due the provider, (ii) the overall receivables portfolio of the healthcare provider, and (iii) other forms of credit enhancement such as cash collateral, letters of credit and guarantees. The Company's medical receivable loan marketing specialists assist the Company's equipment loan sales force in originating medical receivables loans. The medical receivable loan business entails significant risks and capital requirements.

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

         The Company's sales and marketing organization consists of 25 healthcare finance specialists located in various parts of the U.S. These individuals generally have a credit industry and/or medical equipment background. The Company generally locates sales personnel in geographic areas where they have knowledge of the local market. The Company believes that sales personnel who understand local economic and political trends are a valuable component of its credit underwriting process.

Capital Resources and Transaction Funding

         The Company obtains initial funding for most of its equipment loans through "warehouse" facilities provided by banks and other financial institutions. Loans made under these facilities are repaid when the Company permanently funds its equipment loans through securitization or other limited recourse permanent funding programs, including loan sales. Typically, equipment loans will be held for 30 to 180 days before they are permanently funded. To protect its interest rate spreads during periods in which it has borrowed funds under its warehouse facilities, the Company employs a hedging strategy to mitigate the impact of changes in interest rates. The Company's hedging techniques may not necessarily be effective in all interest rate environments.

         Warehouse Facilities. At August 1, 1996, the Company had an aggregate maximum of $226.5 million potentially available under various warehouse facilities of which it had borrowed an aggregate of $133.3 million. These facilities are provided by a syndicate of banks that participate in a revolving credit arrangement and by an investment banking firm that the Company uses for securitizations. The loans made under these warehouse facilities bear interest at floating rates and are full resource obligations of the Company. There is no assurance that this type of warehouse financing will continue to be available to the Company on acceptable terms. If the Company were unable to arrange continued access to acceptable warehouse financing, the Company would have to curtail its loan originations, which in turn would have a material adverse effect on the Company's financial condition and operations.

         Since the Company uses securitization as its primary source of permanent funding, the Company requires a substantial warehousing capacity. To be cost efficient, a securitization must cover a relatively large and diverse portfolio of equipment loans. One of the basic requirements of the credit rating agencies that rate the notes issued in securitizations relates to borrower concentration and requires that no single credit (borrower) may constitute a significant portion of the pool of equipment loans being securitized (in the Company's case, the limit is generally about 3%). Because the Company's equipment loans are often in the $2.0 million range, it generally must accumulate in excess of $60 million in loans for each securitization. The credit rating agencies also have other concentration guidelines such as equipment type and the geographic location of the obligors. These requirements mean that not all of the equipment loans held in the Company's warehouse facilities at any point in time can be placed in one securitization.

         Permanent Funding Program. Since 1991, the most important source of permanent funding for the Company has been securitization and other forms of structured finance. Securitization is a process in which a pool of equipment loans (in the Company's case, typically 100 to 150) are transferred to a special-purpose financing vehicle which issues notes to investors. In the Company's case, the vehicle usually is an indirect wholly-owned special purpose subsidiary, with the result that the subsidiary's assets and liabilities are consolidated with the Company's for financial accounting purposes. Principal and interest on the notes are paid from the cash flows produced by the loan pool, and the notes are secured by a pledge of the assets in the loan pool as well as by other collateral. In the Company's case, equipment loans funded through securitization must be credit enhanced to receive an investment grade credit rating. Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated "tranche" of transactions or an insurance policy. Typically, securitizations sponsored by the Company are enhanced through a combination of some or all of these methods. In the securitizations sponsored to date by the Company, the Company effectively has been required to furnish credit enhancement equal to the difference between
(i) the aggregate principal amount of the equipment loans originated by the Company and transferred to the Company's special purpose finance subsidiary and the related costs of consummating the securitization and (ii) the net proceeds received by the Company in such securitizations. The requirement to provide this credit enhancement reduces the Company's liquidity and periodically requires it to obtain additional capital. There can be no assurance that the Company will be able to obtain additional capital.

         The Company continually seeks to improve the efficiency of financing these transactions by reducing up-front costs and minimizing the cash requirements of the Company. The Company may consider alternative structures, including senior/subordinated tranches, and alternative forms of credit enhancement, such as letters of credit and surety bonds. The transaction expenses of each securitization and other forms of structured financing will depend on market conditions, costs of securitization and the availability of credit enhancement options to the Company. The Company expects to continue to use securitization and other forms of structured financing, on both a public and private basis, as its principal source of permanent funding for the foreseeable future.

         The Company's financing strategy is to obtain permanent funding for most of its equipment loans through securitization and to sell the remainder of its equipment loans. The Company sells certain of its loans to reduce borrower concentration and to manage the Company's leverage. When the Company sells loans, it often is required to provide credit enhancement in a lesser amount than required with securitizations.

         If for any reason the Company were to become unable to access the securitization market to permanently fund its equipment loans, the consequences for the Company would be materially adverse. The Company's ability to complete securitizations and other structured finance transactions depends upon a number of factors, including general conditions in the credit markets, the size and liquidity of the market for the types of receivable-backed securities issued or placed in securitizations sponsored by the Company and the overall financial performance of the Company's loan portfolio. The Company does not have binding commitments from financial institutions or investment banks to provide permanent funding for its equipment or medical receivables loans.

         Hedging Strategy. The Company's equipment loans are virtually all structured on a fixed interest rate basis. When the Company originates equipment loans, it bases its pricing in part on the "spread" it expects to achieve between the interest rate it charges its equipment loan customers and the effective interest cost it will pay when it permanently funds those loans. Increases in interest rates between the time the loans are originated and the time they are permanently funded could narrow, eliminate or result in a negative spread between the interest rate the Company realizes on its equipment loans and the interest rate that the Company pays under its warehouse facilities or prices a permanent funding program. To protect itself against that risk, the Company uses a hedging strategy. The Company uses derivative financial instruments, such as forward rate agreements, Treasury locks, and interest rate swaps and caps, to manage its interest rate risk. The derivatives are used to manage three components of this interest rate risk: interest sensitivity adjustments, hedging anticipated loan securitizations and sales, and interest rate spread protection. Forward rate agreements are for interest sensitivity adjustments in conjunction with cash market activities and are used to extend the repricing period of short-term floating rate warehouse facilities. Treasury locks are used to hedge the interest rate risk on anticipated loan securitizations and sales. Treasury lock transactions lock in specific rates of Treasury notes having maturities comparable to the average life of the anticipated securitizations and sales. Interest rate swaps and caps are used for interest rate spread protection to protect from rising interest rates in certain loan sale facilities where the cash flows from the loans sold are fixed rate but the borrowing costs are variable rate.

         There can be no assurance that the Company's hedging strategy or techniques will be effective, that the profitability of the Company will not be adversely affected during any period of changes in interest rates or that the costs of hedging will not exceed the benefits. A substantial and sustained increase in interest rates could adversely affect the Company's ability to originate loans. In certain circumstances, the Company for a variety of reasons may retain for an indefinite period certain of the equipment loans it originates. In such cases, the Company's interest rate exposure may continue for a longer period of time than the Company otherwise considers desirable.

         Medical Receivable Financing. The Company funds its medical receivable financing business through various sources. The Company's revolving credit agreement with a syndicate of banks permits up to $18 million to be used to warehouse accounts receivable secured loans. Warehouse facilities totaling $10 million are available at two other banks. In addition, in September 1996 the Company obtained a $50 million warehouse facility with an investment banking firm. In January 1996 the Company completed a $25 million private placement securitization of loans. This was placed with a domestic insurance company and matures in four years. While the medical receivable financing business shares certain characteristics, including an overlapping customer base, with the Company's core equipment financing business, there are many differences, including unique risks. Healthcare providers could overstate the quality and characteristics of their medical receivables, which the Company analyzes in determining the amount of the line of credit to be secured by such receivables. After the Company has established or funded a line of credit, the healthcare providers could change their billing and collection systems, accounting systems or patient records in a way that could adversely affect the Company's ability to monitor the quality and/or performance of the related medical receivables. There are substantial technical legal issues associated with creating and maintaining perfected security interests in medical receivables. Payors may attempt to offset their payments to the Company against debts owed to the payors by the healthcare providers. The Company may have a conflict of interest when the Company acts as servicer for an equipment-based securitization and originates medical receivables loans to borrowers whose previous equipment loans have been securitized. The Company's efforts to develop suitable sources of funding for its medical receivable financing business through securitization or other structured finance transactions may be constrained or hindered due to the fact that the use of structured finance transactions to fund medical receivables is a relatively new process.

         Credit Risk. Many of the Company's customers are outpatient healthcare providers that have complex credit characteristics. Providing financing for these customers often involves a high degree of credit risk. The Company seeks to mitigate its risk of default and credit losses through its underwriting practices and loan servicing procedures and through the use of various forms of limited and non-recourse financing (in which the financing sources that permanently fund the Company's equipment loans assume some or all of the risk of default by the Company's customers); however, the Company remains exposed to some extent to potential losses resulting from defaults by obligors. Obligors' defaults could cause the company to make payments to the extent of the recourse position the Company maintains under its permanent equipment funding arrangements; could result in the loss of the cash or other collateral pledged as credit enhancement under its permanent equipment funding arrangements; or could cause the Company to lose any residual interest it may have retained in the underlying equipment. During the period after the Company initially funds an equipment loan and prior to the time it funds the loan on a permanent basis with non-recourse or limited recourse financing, the Company is exposed to full recourse liability in the event of default by the obligor. In addition, under the terms of securitizations and other types of structured finance transactions, the Company generally is required to replace or repurchase equipment loans in the event they fail to conform to the representations and warranties made by the Company, even in transactions otherwise designated as non-recourse or limited recourse.

         Defaults by the Company's customers also could adversely affect the Company's ability to obtain additional financing in the future, including its ability to use securitization or other forms of structured finance. The sources of such permanent funding take into account the credit performance of the equipment loans previously financed by the Company in deciding whether and on what terms to provide new financing. In addition, the credit rating agencies and insurers that are often involved in securitizations consider prior credit performance in determining the rating to be given to the securities issued in securitizations sponsored by the Company and whether and on what terms to insure such securities.

         Under the Company's wholesale program the Company does not work directly with the obligors at the origination of the equipment loans and therefore is not directly involved in structuring the credits and generally does not independently verify credit information supplied by the originator. Accordingly, the Company potentially faces a higher degree of risk with respect to loans it acquires when it acquires loans on a wholesale basis.

         Continuing Need for Capital. The Company's ability to maintain and build its financing businesses is dependent on its continued ability to obtain substantial amounts of warehouse and permanent debt financing. In addition, in order to sustain continued growth, the Company will require significant amounts of additional capital. Because of its holding company structure, the Company can seek to satisfy its requirements for additional long-term debt and/or equity capital by issuing equity or debt securities at the parent company level and then contributing the proceeds of those financings to DVI Financial Services Inc. or DVI Business Credit Corporation (which are the Company's principal operating subsidiaries and the obligors under the Company's various warehouse facilities).

         The Company has no binding commitments for the capital it expects it will continue to require, and its ability to obtain that capital in the future will be dependent on a number of factors including the condition of the capital markets and economic conditions generally.

Competition

         The financing of sophisticated medical equipment is highly competitive. The Company competes with equipment manufacturers that sell and finance their own products, leasing subsidiaries of national and regional commercial banks and other leasing and financing companies. Many of the company's competitors have significantly greater financial and marketing resources than the Company. In addition, the competition in the new markets recently targeted by the Company, specifically equipment financing in the hospital market, the patient treatment device market and medical receivable financing market, may be greater than the levels of competition historically experienced by the Company. There can be no assurance that the Company will be able to compete successfully in any or all of its targeted markets.

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

Employees

         As of July 15, 1996, the Company had 129 full-time employees consisting of 9 executive officers, 25 sales and sales management personnel, and 95 administrative, accounting and technical personnel. None of the Company's employees are covered by a collective bargaining agreement, and management believes that its relationship with its employees is good.

ITEM 2.           PROPERTIES

         The Company owns no real property and leases all of its offices. The Company's principal executive offices are located in Doylestown, Pennsylvania. In total, the Company leases an aggregate of approximately 35,000 square feet of office space in various states. The Company believes that the present facilities are adequate to meet its foreseeable needs.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 1996.

Executive Officers of the Registrant

As of June 30, 1996, the executive officers of DVI were:

         Name                     Age     Position
         ----                     ---     --------

         Michael A. O'Hanlon       49     Director, President and
                                           Chief Executive Officer
         Steven R. Garfinkel       53     Executive Vice President and
                                           Chief Financial Officer
         Richard E. Miller         44     Executive Vice President
         Anthony J. Turek          53     Senior Vice President and
                                           Chief Credit Officer
         John P. Boyle             47     Vice President and
                                           Chief Accounting Officer
         Melvin C. Breaux          55     Vice President, Secretary and
                                           General Counsel
         Cynthia J. Cohn           37     Vice President
         Dominic A. Guglielmi      45     Vice President
         Alan J. Velotta           49     Vice President


         Michael A. O'Hanlon is the Company's president and chief executive officer and has served as such since November 1995. Mr. O'Hanlon was president and chief operating officer from September 1994 to November 1995. Previously, Mr. O'Hanlon served as executive vice president of DVI since joining the Company in March 1993. Mr. O'Hanlon also serves on the executive committee of DVI. Prior to joining the Company, Mr. O'Hanlon served as president and chief executive officer of Concord Leasing, Inc. ("Concord Leasing") for nine years. Concord Leasing provides medical, aircraft, shipping, and industrial equipment financing. U.S. Concord, Inc., a subsidiary, provides equipment financing for the medical imaging industry. Previously, Mr. O'Hanlon was a senior executive with Pitney Bowes Credit Corporation. Mr. O'Hanlon received his Master of Science degree from the University of Connecticut, and his Bachelor of Business Administration from the Philadelphia College of Textiles and Science. Mr. O'Hanlon became a director of DVI in November 1993.

         Steven R. Garfinkel is an executive vice president of the Company and its chief financial officer. Mr. Garfinkel also serves on the executive committee of DVI. Mr. Garfinkel joined the Company in September 1995. His responsibilities include corporate finance, loan funding, balance sheet management, accounting and financial reporting, internal control and financial planning. Mr. Garfinkel has extensive experience in developing and managing corporate finance relationships, money market funding, derivative hedging, financial planning and management information systems. Before joining DVI, Mr. Garfinkel spent his twenty-nine year career with two large bank holding companies:
         CoreStates Financial Corp and First Pennsylvania Corporation. For twenty years he was either controller or treasurer of those organizations.

         Richard E. Miller is an executive vice president of the Company who joined the Company in April 1994. Mr. Miller is president of DVI Financial Services Inc. Mr. Miller also serves on the executive committee of DVI. His primary responsibility is to manage the Company's sales organization of financing specialists that interface directly with the Company's customers. Before joining the Company, he served for six years as vice president sales for Toshiba America Medical Systems, a major distributor of medical imaging equipment. Previously, Mr. Miller was national sales manager for Thomsen CGR, a French manufacturer of medical imaging equipment, which was acquired by General Electric Medical Systems. He also previously served in sales management with General Electric Medical Systems. Mr. Miller has a Bachelor of Arts degree from Eastern University.

         Anthony J. Turek is a senior vice president and the chief credit officer of DVI. Mr. Turek has served in that capacity since March 1988. Mr. Turek also serves on the executive committee of DVI. Prior to joining the Company, Mr. Turek was vice president, Commercial Banking at Continental Illinois National Bank ("CINB") in Chicago from 1968 to 1988. For the five years prior to joining DVI, Mr. Turek managed the equipment leasing and transportation divisions of CINB. Prior responsibilities included management positions in the special industries, metropolitan and national divisions of CINB. Before his employment with CINB, Mr. Turek was a trust officer with Bank of America. Mr. Turek received his Bachelor of Science degree from Iowa State University and his Master of Science degree from the University of Missouri.

         John P. Boyle is a vice president and chief accounting officer of the Company. Mr. Boyle joined the Company in January 1995. His primary responsibility is managing the Company's accounting, tax and financial reporting functions. Before joining the Company, Mr. Boyle spent seventeen years of his professional career in senior finance and accounting positions with financial services organizations. He spent the initial five years of his career with Peat Marwick Mitchell & Co. in Philadelphia. Mr. Boyle is a General Securities Principal and a CPA with almost twenty years of experience in the financial services industry. Beyond his accounting background, he has extensive experience in credit and corporate finance matters. Mr. Boyle holds a Bachelor of Arts degree from Temple University.

         Melvin C. Breaux is general counsel, secretary and a vice president of the Company and is general counsel and a vice president of DVI Financial Services. Prior to joining the Company in July 1995, Mr. Breaux was a partner in the Philadelphia, PA law firm of Drinker Biddle & Reath. As a member of that firm's banking and finance department, he specialized in secured and unsecured commercial lending transactions, a wide variety of other financing transactions, and the general practice of business law. Mr. Breaux received a Bachelor of Arts degree from Temple University and a Juris Doctor degree from the University of Pennsylvania School of Law.

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

         Alan J. Velotta is a group managing director of DVI Capital. Mr. Velotta joined the Company in April 1994. His primary responsibility is to manage the unit that originates medical equipment loans on a wholesale basis. Prior to joining DVI, he served as vice president-operations for Picker Financial Group, the captive leasing company of Picker International. Previously, Mr. Velotta was vice president/central division manager for Chrysler Capital Corporation.

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Price Range of  Common Stock

The following table sets forth high and low last reported sales prices per share of Common Stock on the New York Stock Exchange, Inc. for the periods indicated:

Fiscal Year Ended June 30, 1996                        High        Low
- -------------------------------                        ----        ---

First Quarter...................................     $13 3/4      $11 1/8
Second Quarter .................................      14 1/2       12 3/4
Third Quarter ..................................      14 3/8       12 1/4
Fourth Quarter .................................      15 7/8       13


Fiscal Year Ended June 30, 1995                        High        Low
- -------------------------------                        ----        ---

First Quarter ..................................     $11 1/4      $ 9 1/4
Second Quarter..................................      11 1/2        9 7/8
Third Quarter ..................................      13 5/8       10 5/8
Fourth Quarter .................................      13 1/8       11


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

As of June 30, 1996, there were approximately 3,500 beneficial holders of the Company's Common Stock.

ITEM 6. SUMMARY CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              Years Ended June 30,
                                                            --------------------------------------------------------
                                                              1996        1995        1994        1993        1992
                                                            --------    --------    --------    --------    --------
Statement of Operations Data:
Finance and other income .................................  $ 49,013    $ 35,985    $ 20,609    $ 14,095    $ 12,539
Interest expense .........................................    30,489      22,860       8,833       5,005       5,989
Net interest income ......................................    18,524      13,125      11,776       9,090       6,550
Selling, general and administrative expenses .............     9,898       7,891       6,049       5,487       3,325
Provision for possible losses on receivables .............     1,974       1,261       1,716         248         507
Earnings from continuing operations before provision for
   income taxes, equity in net earnings (losses) of
   investees and discontinued operations .................    14,333       7,015       4,313       4,459       4,915
Net earnings from continuing operations ..................     8,175       4,069       2,260       2,580       3,053
Net earnings from continuing operations per share ........  $   0.81    $   0.61    $   0.34    $   0.39    $   0.57
Weighted average number of shares outstanding ............    10,118       6,652       6,717       6,601       5,353

                                                                                     June 30,
                                                            ---------------------------------------------------------
                                                              1996        1995        1994        1993         1992
                                                            --------    --------    --------    --------    ---------
Balance Sheet Data:
Cash and cash equivalents.................................  $  2,376    $  1,953    $  1,714    $  2,199    $  2,536
Cash and cash equivalents, restricted.....................    32,522      12,241      13,065       6,825       4,004
Total assets..............................................   560,325     432,931     265,949     147,161     104,714
Borrowings under warehouse facilities.....................   168,108     155,172      34,586      45,221      31,349
Long-term debt, net.......................................   267,568     219,130     162,964      51,827      24,569
Shareholders' equity......................................    85,263      40,250      33,993      34,664      34,006


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

         The Company enters into two types of direct financing lease transactions, which are referred to as "conditional sales agreements" and "fair market value transactions." Conditional sales agreements and notes secured by equipment represent those transactions in which no residual interest in the underlying equipment is retained by the Company. Fair market value transactions are those transactions in which the Company retains a residual interest in the equipment. This residual interest is recorded on the Company's books as an estimate of the projected value of the financed equipment at the end of the transaction term. At the inception of notes secured by equipment and direct financing lease transactions, "unearned income" represents the amount by which the gross transaction receivables, initial direct costs and the normal estimated residual value (on fair market value transactions) exceed equipment cost.

         Beginning in 1993, the Company significantly reduced its emphasis on entering into fair market value transactions and adopted a strategy to reduce the dollar amount of residual interests on its balance sheet. Pursuant to this policy, the percentage of the Company's equipment financing transactions structured as loans and conditional sales agreements have increased significantly. As of June 30, 1996, residual valuation decreased to $4.3 million from $6.2 million at June 30, 1993, and from 5.3% of net financed receivables as of June 30, 1993 to 1.0% at June 30, 1996. The Company believes that loans and conditional sales agreements will constitute a high percentage of its equipment financing transactions in the future.

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

         The Company has classified income under the categories of "amortization of finance income," "other income" and "gain on sale of financing transactions." Amortization of finance income consists of the interest component of payments received on notes secured by equipment (or medical receivables) and direct financing leases, and is calculated using the interest method whereby the income is reported over the term of the transactions. "Other income" consists primarily of late charges, dividends on investment in investee's preferred stock, income from operating leases, income from receivable purchases and income from billing/collecting activities which the Company has curtailed. "Gain on sales of financing transactions" consists of gains recognized when the Company permanently funds transactions through whole loan sales.

         Notes secured by equipment and direct financing lease transactions are all "net" transactions under which the obligor must make all scheduled payments, maintain the equipment, insure the equipment again casualty loss and pay all equipment related taxes. In fair market value transactions, at the end of the initial financing term, the obligor has the option either to purchase the equipment for its fair market value, extend the financing term under renegotiated payments or return the equipment to the Company. If the equipment is returned to the Company, the Company must sell or lease the equipment to another user.

         In accordance with generally accepted accounting principles ("GAAP"), in transactions classified as notes secured by equipment and direct financing leases that the Company permanently funds through securitization or other structured finance transactions which the Company treats as debt, income is deferred and recognized using the interest method over the respective term of the transactions. If an obligor under a transaction defaults, the Company may not receive all or a portion of the unamortized income associated with the transaction.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

General, (Continued)

         Medical Receivable Financing. In addition to its core equipment finance business, the Company provides lines of credit under which the Company makes full recourse loans to healthcare providers that are secured by medical receivables and other collateral. The interest and fee income generated from these loans are recognized over the terms of the lines of credit, which are typically one to three years, and are recorded as amortization of finance income.

Results of Operations

Impact of Financing Strategies on Results of Operations

         The Company's financing strategy is to obtain permanent funding for most of its equipment loans through securitization and to sell the remainder to reduce borrower concentration and to manage the Company's leverage. When funding loans through securitization, the issuer generally can structure the securitization so that the funding is treated for accounting purposes either as long-term debt secured by equipment loans owned by the Company, or as a sale. The accounting method to report finance income differs significantly depending on which of the two structures the issuer uses. When the Company sponsors a securitization it treats the proceeds as long-term debt on its financial statements and reports the finance income on the subordinated interest it retains in the securitization over the term of the equipment loans that are funded, whereas when the Company sells loans, it recognizes the unamortized finance income at the time the funding takes place; however, even in a funding treated as a sale, the Company may recognize servicing and/or interest income on its subordinated interest over the remaining term of the equipment loans sold.

         Over the past two years the Company has focused its strategy on increasing its market share. There can be no assurance that the Company's historical growth rate or current profitability can be sustained in the future. Additionally, the Company's expense levels are based in part on its expectations as to future financing volumes and the Company may be unable to adjust spending in a timely manner to compensate for a decrease in demand for financing of medical equipment and receivables. Accordingly, operating results may be adversely impacted by future fluctuations in such demand. The Company believes that general economic conditions have not had a material adverse effect on the Company's recent operating results. There can be no assurances, however, that general economic conditions will not have a material adverse effect on the Company in the future.

Year Ended June 30, 1996 Compared to Year Ended June 30, 1995

         Total equipment financing loans originated, excluding the Concord Leasing portfolio purchase ($76.1 million purchased in fiscal 1995), were $316.8 million in fiscal 1996 compared with $238.0 million in fiscal 1995, an increase of 33.1%. Net financed receivables for this business totaled $418.0 million at June 30, 1996, an increase of $35.2 million or 9.2% over the prior year. In the Company's medical receivable financing business, new commitments of credit in fiscal 1996 were $40.0 million compared with $23.9 million in fiscal 1995, an increase of 67.4%. Medical receivables funded at June 30, 1996 totaled $38.6 million, an increase of $16.1 million or 71.6% over the prior year.

         Amortization of finance income increased 32.0% to $45.3 million for the year ended June 30, 1996 from $34.3 million for the year ended June 30, 1995. The increase was primarily a result of the overall increase in the size of the Company's net financed receivables.

         Other income, which consists primarily of late charges and other fees, dividends on investment in investee's preferred stock, operating lease income, income from receivables purchases and income from billing/collecting activities which the Company has curtailed, increased 120.6% to $3.7 million in fiscal 1996 as compared to $1.7 million in fiscal 1995. The increase is due to the growth in the medical receivables business fees and the servicing of a larger loan portfolio.

         For the year ended June 30, 1996, interest expense increased 33.4% to $30.5 million from $22.9 million in the prior year. For the year ended June 30, 1996, the Company's average indebtedness (calculated based on period beginning and period ending balances) increased 41.7% to $405.0 million from $285.9 million in the prior year. The increase in interest

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Results of Operations, (Continued)

expense and average indebtedness is primarily a result of the growth of the Company's loan portfolio. As a percentage of total finance and other income, interest expense was 62.2% in the year ended June 30, 1996 compared to 63.5% in the same period a year earlier.

         The gain on sale of financing transactions, net, increased 152.5% to $7.7 million for the year ended June 30, 1996 compared with a gain of $3.0 million for the same period in the prior year. Loans sold during the year ended June 30, 1996 were $179.4 million compared to $115.8 million during the prior fiscal year. The increase reflects the Company's attempt to partially offset the near term costs of its newer business units and international initiatives.

         Net finance income was $26.2 million for the year ended June 30, 1996, as compared to $16.2 million for the year ended June 30, 1995, an increase of 62.1%. The increase was primarily a result of the overall increase in the size of the Company's loan portfolio. The Company's net interest margins on its portfolio for the years ended June 30, 1996 and 1995 were 4.02% and 4.10% respectively, which reflects increased competition, more aggressive pricing for market share growth and the sale of higher margin contracts.

         Selling, general and administrative expenses ("SG&A") increased 25.4% to $9.9 million for the year ended June 30, 1996 from $7.9 million for the year ended June 30, 1995. Included in the fiscal year 1996 expense is $519,000 of non-recurring expenses incurred in the third quarter ended March 31, 1996 for the defense and settlement of lawsuits primarily relating to employee matters. Excluding the impact of these legal costs, total selling, general and administrative expenses increased 18.9% over the prior fiscal year, mainly as a result of the 36.2% growth in loan originations and the 44.0% growth in average net financed assets. The majority of the 18.9% increase is due to employee-related costs resulting from the increase in employees during the year.

         The provision for possible losses on receivables was $2.0 million for the year ended June 30, 1996 as compared to $1.3 million for the previous year. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the provisions are adequate based on current trends in the Company's delinquencies and losses. The Company's chargeoffs for the quarters ended September 30, 1995, December 31, 1995, March 31, 1996, and June 30, 1996 were $38,000, $528,000, $270,000, and $745,000 respectively, which represents 1.0%, 13.9%, 6.9%, and 20.3% respectively, of the quarter-end allowance for losses.

         The Company's net earnings were $8.2 million or $.81 per share for the year ended June 30, 1996 as compared to net earnings of $4.1 million or $.61 per share in the prior year.

         The Company's cash and cash equivalents at June 30, 1996 and June 30, 1995 were $2.4 million and $2.0 million, respectively. The following describes the changes from June 30, 1995 to June 30, 1996 in the items which had the most significant impact on the Company's cash flow during the year ended
June 30, 1996.

         The Company's net cash used in operating activities was $74.0 million during the year ended June 30, 1996 compared to $1.5 million net cash used in operations for the year ended June 30, 1995. The increase in cash utilization during the year ended June 30, 1996 stems largely from an increase in receivables and amounts due from portfolio sale.

         The Company's net cash used in investing activities decreased to $22.7 million during the year ended June 30, 1996 as compared to $174.6 million for the year ended June 30, 1995. This decrease is attributed primarily to cash used to acquire equipment and to finance notes secured by equipment of $292.6 million during the year ended June 30, 1996 compared to $319.0 million for the year ended June 30, 1995. These uses of cash were offset by $283.3 million and $161.4 million of portfolio receipts net of amounts included in income and proceeds from sales of financing transactions for the same periods.

         The Company's net cash provided by financing activities was $97.1 million during the year ended June 30, 1996 down from $176.4 million for the year ended June 30, 1995. This results from a net increase in the Company's borrowings

ITEM 7..          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Results of Operations, (Continued)

under warehouse facilities of $12.9 million for the year ended June 30, 1996 as compared to a $120.6 million net increase in borrowings under warehouse facilities for the year ended June 30, 1995.

Year Ended June 30, 1995 compared to Year Ended June 30, 1994

         Total equipment financing loans originated, excluding the Concord Leasing portfolio purchase ($76.1 million purchased in fiscal 1995), were $238.0 million in fiscal 1995 compared with $157.4 million in fiscal 1994, an increase of 51.2%. In the Company's medical receivable financing business, new commitments of credit in fiscal 1995 were $23.9 million compared with $5.6 million in fiscal 1994, an increase of 326.8%.

         Amortization of finance income increased 87.7% to $34.3 million for the year ended June 30, 1995 from $18.3 million for the year ended June 30, 1994. The increase was primarily a result of the overall increase in the size of the Company's net financed receivables.

         Other income, which consists primarily of late charges and other fees, dividends on investment in investee's preferred stock, operating lease income, income from receivables purchases and income from billing/collecting activities, which the Company has curtailed, decreased 27.5% to $1.7 million in fiscal 1995 as compared to $2.3 million in fiscal 1994. The decrease is due primarily to a decrease in receivables financing income and operating lease income partially offset by increases to the preferred stock dividend and miscellaneous fees.

         For the year ended June 30, 1995, interest expense increased 158.8% to $22.9 million from $8.8 million during the same period in the prior year. For the year ended June 30, 1995, the Company's average indebtedness (calculated based on period beginning and period ending balances) increased 94.1% to $285.9 million from $147.3 million during the same period in the prior year. The increase in interest expense and average indebtedness is primarily a result of the growth of the Company's loan portfolio. As a percentage of total finance and other income, interest expense was 63.5% in the year ended June 30, 1995 compared to 42.9% in the same period a year earlier. The increase in interest expense as a percent of total finance and other income is primarily the result of (a) increased short-term interest rates when utilizing variable interest rate warehouse facilities including the Bank Revolving Credit Agreement for interim funding purposes as well as (b) increased long-term interest rates when utilizing asset securitization for permanent funding purposes.

         The gain on sale of financing transactions, net increased 907.3% to $3.0 million for the year ended June 30, 1995 compared with a gain of $302,000 for the same period in the prior year. The increase relates to the Company's need to fund certain loans through whole loan sales to manage borrower concentrations.

         Net finance income was $16.2 million for the year ended June 30, 1995, as compared to $12.1 million for the year ended June 30, 1994, an increase of 33.9%. The increase was primarily a result of the overall increase in the size of the Company's loan portfolio.

         Selling, general and administrative expense ("SG&A") increased 30.5% to $7.9 million for the year ended June 30, 1995 from $6.0 million for the year ended June 30, 1994. The increase primarily reflects additional personnel, and other costs associated with the growth in the Company's business. As a percentage of total finance and other income, SG&A was 21.9% for the year ended June 30, 1995 versus 29.4% for the same period in the prior year. The percentage decrease in SG&A is a result of the Company's ability to increase the volume of transactions entered into and thus the size of its loan portfolio without a proportionate increase in SG&A.

         The provision for possible losses on receivables was 1.3 million for the year ended June 30, 1995 as compared to $1.7 million for the same period the previous year. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Results of Operations, (Continued)

         The Company's net earnings were $4.1 million or $.61 per share for the year ended June 30, 1995 as compared to net earnings from continuing operations of $2.3 million or $.34 per share in the prior year.

Liquidity and Capital Resources

General

         The Company's equipment financing business requires substantial amounts of capital and borrowings. The Company obtains warehouse funding from commercial and investment banks. The Company's warehouse borrowings are full recourse obligations, while the Company's permanent funding is obtained principally on a limited recourse basis. In the case of limited recourse funding, the Company retains some risk of loss because it shares in any losses incurred and/or it may forfeit the residual interest (if any) the Company has in the underlying financed assets should defaults occur.

         A substantial portion of the Company's debt represents permanent funding of equipment loans obtained on a limited recourse basis and is structured so that the cash flow from the underlying loans services the debt. Most of the Company's warehouse borrowings are used to temporarily fund the equipment loans and are repaid with the proceeds obtained from the permanent funding and cash flow from the underlying transactions.

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

         In January 1996, holders of 615,605 of the Company's warrants and units, issued in February 1991, redeemed their warrants and units for shares of the Company's Common Stock at $12.00 or $12.60 per share by the final exercise date of January 26, 1996. As a result of the redemption, the Company received cash proceeds of $7.4 million.

         The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment financing business. However, the Company will have to expand both its warehouse and permanent funding capacity and obtain additional equity or long-term unsecured debt financing in order to meet the Company's projected growth of its equipment financing business. Similarly, the future growth of the Company's medical receivable financing business will be dependent on the Company's ability to continue to obtain suitable funding for that business.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Liquidity and Capital Resources, (Continued)

Warehouse Facilities

         At August 1, 1996, the Company had available an aggregate of $226.5 million under various warehouse facilities. The Company's primary credit facility, pursuant to a revolving credit agreement with a syndicate of banks (the "Agreement"), provides for the borrowing of up to $116.5 million. Borrowings under this facility bear interest based on the Company's leverage ratio as defined in the Agreement at the Company's option of (1) from prime to prime plus .125% or (2) from 1.50% up to 1.65% over the 30, 60 or 90-day LIBOR rate. Included in the Agreement is an $18.0 million sub-limit for borrowings secured by medical receivables loans originated by the Company. The Agreement is renewable annually at the bank syndicate's discretion. The Agreement also provides that if the banks elect not to renew the facility at the end of its stated term, loans then outstanding automatically convert to four-year amortizing term loans at slightly higher interest rates. The Agreement prohibits the Company from paying dividends other than dividends payable solely in shares of the Company's stock and limits borrowings to specified levels determined by ratios based on the Company's tangible net worth. As of June 30, 1996, the Company was in compliance with the financial covenants of the Agreement.

         The Company has a $100.0 million interim funding facility with Union Bank of Switzerland. This facility is available to fund certain equipment loans which are to be securitized. Loans made under this facility bear interest at a rate of .90% over the 30-day LIBOR rate. Borrowings under the facility are secured by certain equipment loans and the equipment financed thereunder. The facility was closed to further financings on August 31, 1996 in preparation for a securitization.

         The Company has two credit facilities for its medical receivables financing business. The first facility is for $3.0 million with an interest rate of prime plus 2.00% and matures in March, 1997. The second facility is for $7.0 million with an interest rate, at the Company's option, of either prime plus 1.00% or 30-day LIBOR plus 2.25% and matures in December 1996. In addition, in September 1996 the Company obtained a $50.0 million warehouse facility with an investment banking firm.

         The Company's use of securitization significantly affects its needs for warehouse facilities. When using securitization, the Company is required to hold loans in warehouse facilities until a sufficient quantity is accumulated to meet the various requirements of the credit rating agencies and others involved, and to make a securitization cost effective. Generally, loans totaling $50 to $100 million will be placed in each securitization pool.

         When the Company borrows funds through warehouse facilities, it is exposed to a certain degree of risk caused by interest rate fluctuations. Although the Company's equipment loans are structured and permanently funded on a fixed interest rate basis, it uses warehouse facilities until permanent funding is obtained. Because funds borrowed through warehouse facilities are obtained on a floating interest rate basis, the Company uses hedging techniques to protect its interest rate margins during the period that warehouse facilities are used and securitization and sales are anticipated. The Company uses derivative financial instruments, such as forward rate agreements, Treasury locks, and interest rate swaps and caps, to manage its interest rate risk. The derivatives are used to manage three components of this risk: interest sensitivity adjustments, hedging anticipated loan securitizations and sales, and interest rate spread protection. The Company's hedging techniques may not necessarily protect it from interest rate-related risks in all interest rate environments.

Permanent Funding Methods

         The Company has completed eleven securitizations or other structured finance transactions for medical equipment financings totaling $681.5 million, including two public debt issues of $75.7 million and $90.0 million and nine private placements of debt and whole loan sales totaling $515.8 million. In January 1994, the Company filed a registration statement (Registration No. 33-74446) with the Commission to provide for the future issuance of securitized debt in a series of transactions pursuant to the Commission's "shelf" registration rule up to an aggregate of $350 million. The registration statement was declared effective by the Commission on June 23, 1994. The $75.7 and $90.0 million public debt issues were the two initial fundings under the $350 million shelf registration. The Company expects to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans for the foreseeable future. If for any

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Liquidity and Capital Resources, (Continued)

reason the Company were to become unable to access the securitization market to permanently fund its equipment loans, the consequences for the Company would be materially adverse.

         In January 1996, the Company completed a $25.0 million private placement securitization of medical receivable loans with a domestic insurance company to fund its medical receivables financing business.

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

         Generally, the Company does not have binding commitments for permanent funding, either through securitization or whole loan sales. The Company has non-binding agreements with investment banking entities to fund future equipment loans through securitization. While the Company expects to be able to continue to obtain the permanent funding it requires for its equipment financing business, there can be no assurance that it will be able to do so. If, for any reason, any of these types of funding were unavailable in the amounts and on terms deemed reasonable by the Company, the Company's equipment financing activities would be adversely affected. The Company believes cash flows generated from operations and its warehouse facilities are sufficient to meet its near-term obligations.

Income Tax Issues

         Historically, the Company has deferred a substantial portion of its federal and state income tax liability because of its ability to obtain depreciation deductions from transactions structured as fair market value leases. Over the past 18 months, the proportion of transactions originated by the Company structured as fair market value leases has declined significantly, and the Company expects that trend will continue. In addition, the Company disposed of a portion of its equipment residual portfolio in fiscal 1994 and may continue to do so in future periods. As a result, the Company expects that in future periods its ability to defer its income tax liability will correspondingly decline. Additionally, the Company believes its effective tax rate will increase in future periods as a result of higher state tax rates in certain regions in which the Company conducts it business.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page
                                                                          Number
                                                                          ------
Independent Auditors' Report...........................................       22

Consolidated Balance Sheets as of June 30, 1996 and 1995...............    23-24

Consolidated Statements of Operations for the years ended
     June 30, 1996, 1995 and 1994......................................       25

Consolidated Statements of Shareholders' Equity for the years ended
     June 30, 1996, 1995 and 1994......................................       26

Consolidated Statements of Cash Flows for the years ended
     June 30, 1996, 1995 and 1994......................................    27-29

Notes to Consolidated Financial Statements.............................    30-43

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
DVI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DVI, Inc. and its Subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DVI, Inc. and its Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
August 30, 1996

                           DVI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                                     ASSETS

                                                                                      June 30
                                                                             -------------------------
                                                                                1996            1995
                                                                             ---------       ---------
Cash and cash equivalents .............................................      $   2,376       $   1,953
                                                                             ---------       ---------

Cash and cash equivalents,
     restricted (Note 4) ..............................................         32,522          12,241
                                                                             ---------       ---------

Amounts due from portfolio sale .......................................         54,797            --
                                                                             ---------       ---------

Receivables:

Investment in direct financing leases and notes secured by equipment or medical receivables (Notes 5, 6, 7, 8, 12 and 16)
     Receivable in installments .......................................        462,780         427,784
     Receivable in installments - related parties .....................         16,999          23,828
     Notes collateralized by medical receivables ......................         34,529          22,862
     Residual valuation ...............................................          4,347           3,578
     Unearned income ..................................................        (65,722)        (74,959)
                                                                             ---------       ---------
     Net investment in direct financing leases and notes secured
          by equipment or medical receivables .........................        452,933         403,093
                                                                             ---------       ---------

Less: Allowance for possible losses on receivables ....................         (3,675)         (3,282)
                                                                             ---------       ---------

Net receivables .......................................................        449,258         399,811
                                                                             ---------       ---------

Equipment on operating leases (Note 5)
     (net of accumulated depreciation of $2,152 (1996) and
     $1,646 (1995)) ...................................................          3,845           2,722
                                                                             ---------       ---------

Furniture and fixtures
     (net of accumulated depreciation of $926 (1996) and
     $726 (1995)) .....................................................          1,959           1,468
                                                                             ---------       ---------

Investments in investees (Note 6) .....................................          7,019           7,656
                                                                             ---------       ---------

Goodwill, net (Note 15) ...............................................          4,259           1,867
                                                                             ---------       ---------

Other assets, including loans to shareholders of
     $344 (1996) and $59 (1995) (Note 12) .............................          4,290           5,213
                                                                             ---------       ---------

     Total assets .....................................................      $ 560,325       $ 432,931
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

                           DVI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (in thousands of dollars except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                           June 30
                                                                                   ----------------------
                                                                                     1996          1995
                                                                                   --------      --------
Accounts payable ............................................................      $ 23,029      $  6,023
                                                                                   --------      --------

Other accrued expenses ......................................................        11,612         7,639
                                                                                   --------      --------

Borrowings under warehouse facilities (Note 7) ..............................       168,108       155,172
                                                                                   --------      --------

Deferred income taxes (Note 9) ..............................................         4,745         4,717
                                                                                   --------      --------

Long-term debt, net:
     Discounted receivables (primarily limited recourse) (Notes 5, 8 and 16)        253,759       205,376
     Convertible subordinated notes (Notes 8, 10 and 12) ....................        13,809        13,754
                                                                                   --------      --------

          Total long-term debt, net .........................................       267,568       219,130
                                                                                   --------      --------

               Total liabilities ............................................       475,062       392,681
                                                                                   --------      --------


Commitments and contingencies (Notes 13 and 15)

Shareholders' equity (Notes 6, 10, 11 and 15):
     Preferred Stock, $10.00 par value; authorized
          100,000 shares; no shares issued
     Common Stock, $.005 par value; authorized 75,000,000 shares,
     outstanding 10,409,370 shares (1996) and 6,711,680 shares (1995) .......            52            34
     Additional capital .....................................................        67,162        29,281
     Unrealized gain on available-for-sale investments, net of deferred taxes
     of $769 (1995) .........................................................          --           1,061
     Retained earnings ......................................................        18,049         9,874
                                                                                   --------      --------

          Total shareholders' equity ........................................        85,263        40,250
                                                                                   --------      --------

          Total liabilities and shareholders' equity ........................      $560,325      $432,931
                                                                                   ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands of dollars except per share data)

                                                                               Year Ended June 30,
                                                                  --------------------------------------------
                                                                      1996            1995             1994
                                                                  -----------     -----------      -----------
Finance and other income:
     Amortization of finance income ........................      $    45,265      $   34,286      $    18,265
     Other income ..........................................            3,748           1,699            2,344
                                                                  -----------      ----------      -----------

          Total finance and other income ...................           49,013          35,985           20,609
     Interest expense ......................................           30,489          22,860            8,833
                                                                  -----------      ----------      -----------

Net interest income ........................................           18,524          13,125           11,776
     Gain on sale of financing transactions, net (Note 16) .            7,681           3,042              302
                                                                  -----------      ----------      -----------

Net finance income .........................................           26,205          16,167           12,078
     Selling, general and administrative expenses ..........            9,898           7,891            6,049
     Provision for possible losses on receivables (Note 5) .            1,974           1,261            1,716
                                                                  -----------      ----------      -----------

Earnings from continuing operations before
     provision for income taxes, equity in net loss of
     investees and discontinued operations .................           14,333           7,015            4,313
Provision for income taxes (Note 9) ........................            6,092           2,946            1,811
                                                                  -----------      ----------      -----------

Earnings from continuing operations before equity in net
     loss of investees and discontinued operations .........            8,241           4,069            2,502
Equity in net loss of investees ............................               66            --                242
                                                                  -----------      ----------      -----------

Earnings from continuing operations ........................            8,175           4,069            2,260

     Discontinued operations (Note 3):

     Loss from discontinued operations, net of tax of $51 ..             --              --                 74
     Loss on disposal of discontinued operations, net of tax
       of $2,213 ...........................................             --              --              3,071
                                                                  -----------      ----------      -----------
     Loss from discontinued operations .....................             --              --              3,145
                                                                  -----------      ----------      -----------

Net earnings (loss) ........................................      $     8,175      $    4,069      $      (885)
                                                                  ===========      ==========      ===========

Net earnings (loss) per share:
     Primary:
        From continuing operations .........................      $      0.81      $     0.61      $      0.34
        From discontinued operations .......................             --              --              (0.47)
                                                                                   ----------      -----------
        Net earnings (loss) per share ......................      $      0.81      $     0.61      $     (0.13)
                                                                  ===========      ==========      ===========
     Fully diluted:
        From continuing operations .........................      $      0.77      $     0.60      $      0.34
        From discontinued operations .......................             --              --              (0.47)
                                                                  -----------      ----------      -----------
        Net earnings (loss) per share ......................      $      0.77      $     0.60      $     (0.13)
                                                                  ===========      ==========      ===========

Weighted average number of shares outstanding -
     primary ...............................................       10,118,000       6,652,000        6,717,000

Weighted average number of shares outstanding -
     fully diluted .........................................       11,564,000       8,310,000        6,744,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (in thousands of dollars)


                                                                                                       Unrealized
                                                                   Common Stock                         Gain on
                                                                     $.005 Par                         Available-
                                                            ------------------------      Additional    for-Sale
                                                              Shares          Amount       Capital     Investments
                                                            ----------        ------      ----------   -----------
Balances at July 1, 1993 ............................        6,530,295         $ 33        $27,941         $  --

     Issuance of common stock upon
          exercise of stock options .................           37,000                         214
     Net loss .......................................
                                                            ----------         ----        -------         ------

Balances at June 30, 1994 ...........................        6,567,295           33         28,155

     Issuance of common stock upon
          exercise of stock options .................           97,216            1            626
     Conversion of subordinated notes ...............           47,169                         500
     Unrealized gain on available-for-sale
          investments, net of deferred taxes of $769                                                        1,061
     Net earnings ...................................
                                                            ----------         ----        -------         ------

Balances at June 30, 1995 ...........................        6,711,680           34         29,281          1,061

     Issuance of common stock upon exercise
          of stock options and warrants .............          822,690            4          8,934
     Net proceeds from issuance of common stock .....        2,875,000           14         28,947
     Sale of available-for-sale investments,
          net of deferred tax benefit of $769 .......                                                      (1,061)
     Net earnings ...................................
                                                            ----------         ----        -------         ------
Balances at June 30, 1996 ...........................       10,409,370         $ 52        $67,162         $  --
                                                            ==========         ====        =======         ======




                                                                                Total
                                                              Retained       Shareholders'
                                                              Earnings          Equity
                                                              --------       -------------
Balances at July 1, 1993 ............................          $ 6,690          $34,664

     Issuance of common stock upon
          exercise of stock options .................                               214
     Net loss .......................................             (885)            (885)
                                                               -------          -------

Balances at June 30, 1994 ...........................            5,805           33,993

     Issuance of common stock upon
          exercise of stock options .................                               627
     Conversion of subordinated notes ...............                               500
     Unrealized gain on available-for-sale
          investments, net of deferred taxes of $769                              1,061
     Net earnings ...................................            4,069            4,069
                                                               -------          -------

Balances at June 30, 1995 ...........................            9,874           40,250

     Issuance of common stock upon exercise
          of stock options and warrants .............                             8,938
     Net proceeds from issuance of common stock .....                            28,961
     Sale of available-for-sale investments,
          net of deferred tax benefit of $769 .......                            (1,061)
     Net earnings ...................................            8,175            8,175
                                                               -------          -------
Balances at June 30, 1996 ...........................          $18,049          $85,263
                                                               =======          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                Year Ended June 30,
                                                                    -----------------------------------------
                                                                       1996            1995            1994
                                                                    ---------       ---------       ---------
Cash flows from operating activities:
   Net earnings (loss) .......................................      $   8,175       $   4,069       $    (885)
                                                                    ---------       ---------       ---------
   Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
        Equity in net loss of investees ......................             66                             242
        Depreciation and amortization ........................          7,982           7,237           1,903
        Additions to allowance accounts ......................          1,974           1,261           1,716
        Gain on sale of financing transactions, net ..........         (7,681)         (3,042)           (302)
        Deferred income taxes ................................            797           1,619          (2,152)
        Losses related to discontinued operations ............                                          5,408
        Changes in assets and liabilities:
        (Increases) decreases in:
          Cash and cash equivalents, restricted ..............        (20,281)            824          (6,239)
          Amounts due from portfolio sale ....................        (54,797)
          Receivables ........................................        (29,505)          3,285           2,729
          Other assets .......................................            923           1,622            (679)
        Increases (decreases) in:
          Accounts payable ...................................         17,006         (17,839)         16,531
          Other accrued expenses .............................          1,323            (576)            410
                                                                    ---------       ---------       ---------

        Total adjustments ....................................        (82,193)         (5,609)         19,567
                                                                    ---------       ---------       ---------

   Net cash provided by (used in) operating activities .......        (74,018)         (1,540)         18,682
                                                                    ---------       ---------       ---------

Cash flows from investing activities:
   Cost of equipment acquired ................................       (292,618)       (319,011)       (149,028)
   Portfolio receipts net of amounts included in income and
     proceeds from sales of financing transactions ...........        283,323         161,448          34,566
   Net increase in notes collateralized by medical receivables        (11,667)        (16,855)         (6,007)
   Furniture and fixtures additions ..........................           (985)         (1,026)             18
   Investments in common and preferred stock
     of investees ............................................         (2,059)                            150
   Cash proceeds from sale of assets .........................                                            125
   Cash received from sale of common and preferred
     stock of investee .......................................          1,341             828             540
                                                                    ---------       ---------       ---------

   Net cash (used in) investing activities ...................        (22,665)       (174,616)       (119,636)


                                   (Continued)

                           DVI, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (in thousands of dollars)

                                                                   Year Ended June 30,
                                                       -----------------------------------------
                                                          1996            1995            1994
                                                       ---------       ---------       ---------

Cash flows from financing activities:
     Exercise of stock options and warrants .....      $   8,938       $     626       $     214
     Equity offering ............................         28,961

     Borrowings under:
       Warehouse facilities .....................        485,585         534,633         216,113
       Long-term debt ...........................        120,705         107,510         146,856

     Repayments on:
       Warehouse facilities .....................       (472,649)       (414,046)       (226,748)
       Long-term debt ...........................        (74,434)        (52,328)        (35,966)
                                                       ---------       ---------       ---------

     Net cash provided by financing activities ..         97,106         176,395         100,469
                                                       ---------       ---------       ---------


Net increase (decrease) in cash
     and cash equivalents .......................            423             239            (485)

Cash and cash equivalents,
     beginning of year ..........................          1,953           1,714           2,199
                                                       ---------       ---------       ---------

Cash and cash equivalents,
     end of year ................................      $   2,376       $   1,953       $   1,714
                                                       =========       =========       =========

Cash paid during the year for:

    Interest ....................................      $  29,984       $  22,400       $   5,579
                                                       =========       =========       =========

    Income taxes ................................      $   3,507       $   1,650       $     552
                                                       =========       =========       =========


Supplemental disclosures of noncash transactions:
Assets acquired and liabilities assumed in connection with business acquisitions:

     Fair value of net assets acquired ..........                                      $   2,000
                                                                                       =========


During the year ended June 30, 1996, the Company converted a $541,000 note receivable into 435,335 shares of common stock of a domestic entity.

During the year ended June 30, 1995, $500,000 of Convertible Subordinated Notes was converted into common stock.

Unrealized gains on available-for-sale investments including restricted short-term investments and investments in investees total $1,061,548, net of deferred taxes of $768,707, as of June 30, 1995.

                                   (Continued)

                           DVI, INC., AND SUBSIDIARIES

                            (in thousands of dollars)



During the year ended June 30, 1994 the following noncash transactions occurred in conjunction with the disposal of the Company's healthcare operations segment (See Note 3).

Net assets sold or written off:
     Furniture and fixtures..................................         $  733
     Equipment on operating leases...........................          2,615
     Receivables.............................................          1,107
     Other assets, net.......................................            687
                                                                      ------
                                                                       5,142
                                                                      ------

Liabilities assumed by Company:
     Accounts payable........................................            545
     Accrued liabilities.....................................          1,758
                                                                      ------
                                                                       2,303
                                                                      ------



Less proceeds:

     Cash....................................................            125
     Notes receivable........................................          3,777
                                                                      ------
                                                                       3,902
                                                                      ------

Loss on disposal of assets...................................         $3,543
                                                                      ======


See Note 6 for discussion of additional noncash transactions.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           NATURE OF OPERATIONS

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

Ability to access the securitization market - The Company's ability to complete securitizations and other structured finance transactions depends upon a number of factors, including general conditions in the credit markets, the size and liquidity of the market for types of receivable-backed securities issued or placed in securitizations sponsored by the Company and the overall financial performance of the Company's loan portfolio. Additionally, the Company's ability to securitize assets is dependent upon its ability to provide credit enhancement, which reduces the Company's liquidity and periodically requires it to seek and obtain additional capital.

Credit risk - Many of the Company's customers are outpatient healthcare providers that have complex credit characteristics. Providing financing for these customers involves considerable credit analysis.

Continuing need for capital - The Company's ability to maintain and build its financing business is dependent on its ability to obtain substantial amounts of warehouse and permanent debt financing.

Regulation and consolidation - Additional regulatory attention has been directed towards physician-owned healthcare facilities and other arrangements whereby physicians are compensated, directly or indirectly, for referring patients to such healthcare facilities. Furthermore, the market is subject to consolidation among out-patient and physician groups and with hospitals. The Company's source of customers is subject to the effects of the regulatory actions and market consolidation.

Investments in foreign and initial operations - In an effort to mitigate the impact of regulation and consolidation and to expand the Company's market, the Company has initiated operations internationally and has made investments in certain emerging markets. The success and ultimate recovery of these investments is dependent upon many factors including foreign regulation, customs, currency exchange and the achievement of management's planned projections for these markets.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy - The consolidated financial statements include the accounts of DVI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents - Cash equivalents include highly-liquid securities with original maturities of 90 days or less.

Investment in Direct Financing Leases and Notes Secured by Equipment - At contract commencement, the Company records the gross contract receivable, initial direct costs, estimated residual value of the financed equipment, if any, and unearned income. At June 30, 1996 and 1995, unamortized initial direct costs amounted to $7,450,000 and $6,878,000, respectively. Initial direct costs are amortized over the life of the contract on the interest method which reflects a constant effective yield.

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

                           DVI, INC. AND SUBSIDIARIES

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

Equipment on Operating Leases - Leases which do not meet the criteria for direct financing leases are accounted for as operating leases. Equipment on operating leases are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the equipment. Rental income is recorded monthly on a straight-line basis. Initial direct costs associated with operating leases are deferred and amortized over the lease term on a straight-line basis which reflects a constant effective yield.

Furniture and Fixtures - Furniture and fixtures are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives (generally five years).

Cash and Cash Equivalents, Restricted and Investments in Investees - The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the classification of investments in debt and equity securities into three categories: held to maturity, trading and available-for-sale. At June 30, 1996, the Company has only available-for-sale securities which are included in restricted cash, as their maturities are less than 90 days. Equity securities classified as available-for-sale securities are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes.

The investments in investees consist of common and nonvoting preferred equity interests in unconsolidated subsidiaries. The Company accounts for its investments in the common stock of these subsidiaries using either the cost or equity method of accounting, depending upon its ownership interests and its ability to influence the investee. The investment in the preferred stock of the investee is recorded at the lower of cost or estimated realizable value.

Goodwill - Goodwill represents the excess purchase price over the net tangible assets stemming from the acquisition of Medical Equipment Finance Corporation ("MEF Corp."). (See Note 15.) Goodwill relating to the acquisition of MEF Corp. is being amortized over a fifteen year period. The Company evaluates the recoverability of its goodwill separately for each applicable business acquisition at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess is recorded at that time.

Other Assets - Other assets consist of prepaid financing costs, equipment held for sale or release which is stated at the lower of cost or its net realizable value, and loans to shareholders primarily for financing a personal residence.

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

Gain on Sale of Financing Transactions - Gains arising from the sale of direct financing leases and investments in notes secured by equipment occur when the Company obtains permanent funding through the whole loan sale or asset securitization of a transaction to a third party. Subsequent to a sale, the Company has no or limited remaining interest in the transaction or equipment and no obligation to indemnify the purchaser in the event of a default on the transaction by the obligor, except when the sale agreement provides for participation in defined excess interest spreads or limited recourse in which the Company guarantees reimbursement under the agreement up to a specific maximum, which is of nominal value. Consequently, in the event of default by the Obligor, the lender would exercise its rights under the lien with limited or no further recourse against the Company, notwithstanding any facts or circumstances that might promulgate the lender's assertion under representations and warranties made by the Company.

                           DVI, INC. AND SUBSIDIARIES

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

Other Income - Other income consists primarily of late charges, dividends on investments in investee's preferred stock and income from operating leases, income from receivables purchases and income from billing/collecting activities which the Company has curtailed..

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

Net Earnings (Loss) Per Share - Net earnings (loss) per share is based on the modified treasury stock method, except when the results of this method are antidilutive. In fiscal 1995 and 1994, net earnings (loss) per share is calculated using the weighted average common shares outstanding during the year because the results of the modified treasury stock method were antidilutive. For fiscal 1996 and the quarters ended June 30, 1996, March 31, 1996, December 31, 1995, September 30, 1995, June 30, 1995 and March 31, 1995, fully diluted net earnings per share is calculated using the modified treasury stock method as the exercise of stock options, warrants and the conversion of the subordinated notes has a dilutive effect on earnings per share.

Derivative Interest Rate Contracts - The Company uses various interest rate contracts such as forward rate agreements, Treasury locks, interest rate swaps and caps to manage its interest rate risk from its floating rate liabilities and anticipated securitization and sale transactions. No contracts are held for trading purposes. Gains or losses from forward rate agreements used to hedge floating rate exposure within warehouse funding facilities are deferred and amortized to interest expense over the hedged period. When hedge transactions are matched to anticipated securitizations, gains or losses from the hedge transactions are deferred and amortized to interest expense over the term of the securitized transaction. When hedge transactions are matched to anticipated whole loan sales, gains or losses from the hedge transactions are recognized as part of the gain or loss on the sale.

Recent Accounting Developments - The Company adopted SFAS No. 114 Accounting by Creditors for Impairment of a Loan as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures as of July 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral-dependent. Under SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of SFAS No. 114 and No. 118 did not have a material impact on the Company's operations. (See Note 5.)

In October 1995, The Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock-based transactions.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management has not completed an analysis of the impact of applying this new statement, however, the Company intends to begin applying this new standard, effective January 1, 1997.

Reclassifications - Certain amounts as previously reported have been reclassified to conform to the year ended June 30, 1996 presentation.

                           DVI, INC. AND SUBSIDIARIES

Note 3.           DISCONTINUED OPERATIONS

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

Note 4.           CASH AND CASH EQUIVALENTS, RESTRICTED

Cash and cash equivalents, restricted consist of cash, certificates of deposit and U.S. Treasury obligations maintained by the Company which are pledged as collateral for certain limited recourse borrowings related to direct financing leases, notes secured by equipment and operating leases. The estimated fair value and the amortized cost of U.S. Treasury obligations as of June 30, 1996 is $14,208,516. There were no sales of U.S. Treasury obligations during the year ended June 30, 1996.

Note 5.           INVESTMENT IN DIRECT FINANCING LEASES AND NOTES
                  SECURED BY EQUIPMENT OR MEDICAL RECEIVABLES
                  AND EQUIPMENT ON OPERATING LEASES

Receivables in installments are receivable in monthly installments of varying amounts and are collateralized by the underlying equipment. Notes collateralized by medical receivables consist of notes receivable resulting from working capital loans and are due at maturity. Receivables from operating leases relate to noncancellable operating leases and are due in monthly installments of varying amounts. Information regarding scheduled collections for direct financing leases, notes secured by equipment or medical receivables and operating leases are as follows:

                                             Direct Financing Leases
                                                and Notes Secured
                                                 by Equipment or          Operating
                                               Medical Receivables          Leases
                                             -----------------------      ---------
     Year Ending June 30,
            1997..........................       $168,767,000              $640,000
            1998 .........................        140,050,000               567,000
            1999..........................        106,907,000               557,000
            2000 .........................         61,319,000
            2001..........................         27,263,000
            Thereafter....................         10,002,000
                                                 ------------            ----------
                                                  514,308,000             1,764,000
            Residual valuation............          4,347,000
                                                 ------------            ----------
            Total.........................       $518,655,000            $1,764,000
                                                 ============            ==========

                           DVI, INC. AND SUBSIDIARIES

Note 5.           INVESTMENT IN DIRECT FINANCING LEASES AND NOTES
                  SECURED BY EQUIPMENT OR MEDICAL RECEIVABLES
                  AND EQUIPMENT ON OPERATING LEASES, (Continued)

The total receivable balance of $518,655,000 is comprised of direct financing leases (38.9%), notes secured by equipment (53.6%), and medical receivables (7.5%). The Company is exposed to credit risk on these receivables. At June 30, 1996, of the 380 debtors, the largest concentration of credit exposure was 2.9%.

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

During the years ended June 30, 1996 and 1995, the Company sold receivables to third parties realizing gains of approximately $7.7 million and $3.0 million, respectively. In connection with certain of these transactions, the Company retained subordinated interests in the receivables totaling $35,734,000 and $13,431,000 at June 30, 1996 and 1995, respectively, which are included in Receivables in installments. In accordance with provisions of SFAS No. 115, the Company classifies subordinated interests as trading securities which are recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The range of values attributable to the factors used in determining fair value is broad, accordingly, the Company's estimate of fair value is subjective. Under the purchase agreement, the Company is required to fund any losses on the receivables up to its subordinated interests. The Company maintains an allowance for estimated losses related to its subordinated interests which is included in the allowance for possible losses on receivables.

At June 30, 1996, receivables amounting to $300.5 million are assigned as collateral for long-term debt (See Note 8).

The following is an analysis of the allowance for possible losses on receivables as of June 30:

                                                                         1996           1995           1994
                                                                      ----------      ----------     ----------
     Balance, beginning of year..............................         $3,282,000      $2,498,000     $1,046,000

     Provision for possible losses on receivables............          1,974,000       1,261,000      1,716,000

     Recoveries   ...........................................               --              --             --

     Write-offs..............................................          1,581,000         477,000        264,000
                                                                      ----------      ----------     ----------

     Balance, end of year ...................................         $3,675,000      $3,282,000     $2,498,000
                                                                      ==========      ==========     ==========


The total carrying amount of loans on which income was suspended was $3,799,000 at June 30, 1996. The average carrying amount of such loans was $2,501,000 for the year ended June 30, 1996. Cash collected on all nonaccruing loans is applied to the carrying amount.

Note 6.           INVESTMENTS IN INVESTEES

During the year ended June 30, 1996, the Company sold its investments in common stock of Healthcare Imaging Services, Inc. ("HIS") and Diagnostic Imaging Services, Inc. ("DIS"). The Company did not record a gain or loss on these transactions. In March 1995, the Company sold its investment in common stock of SMT Health Services, Inc. for proceeds equal to its cost of $827,989.

                           DVI, INC. AND SUBSIDIARIES

Note 6.           INVESTMENTS IN INVESTEES, (Continued)

At June 30, 1995, the Company held available-for-sale securities with a market value of $3,172,000, which it accounted for at market with the unrealized gain of $1,830,000 recorded as a component of shareholders' equity.

At June 30, 1996 and 1995, the Company holds Series F and Series G preferred stock of DIS valued at $2,482,000 (2,482,000 shares) and $2,000,000 (2,000,000 shares), respectively. The Series F and G preferred stock have liquidation preferences at $1.00 per share, are redeemable at the option of DIS at $1.00 per share plus accrued dividends, are convertible into common stock of DIS at $2.482 per share for Series F and $2.00 per share for Series G, and are entitled to annual cumulative dividends ranging from $.05 per share to $.10 per share. In addition, the majority shareholder of DIS has the right to repurchase the Series F and G preferred stock for $4,482,000 plus accrued dividends through September 2001.

In November 1995, the Company entered into a joint venture with two other partners to establish Medical Equipment Credit Pte. Ltd. ("MEC"). MEC pursues opportunities in the Asian-Pacific diagnostic imaging marketplace. Initial capitalization of MEC is 7,000,000 shares of common stock ($5,000,000) and ownership is based on the percentage of the initial capitalization invested by each of the three joint venture partners. The Company's ownership is 40% based on a $2,000,000 investment. The Company accounts for its investment in MEC under the equity method of accounting.

In the year ended June 30, 1996, the Company converted a note receivable totaling $541,000 into 435,335 shares or 19.8% of the outstanding stock of a domestic entity. The Company accounts for this investment in this entity under the cost method of accounting as it does not exert significant influence over the entity.

Note 7.           BORROWINGS UNDER WAREHOUSE FACILITIES

The Company's primary credit facility, pursuant to a revolving credit agreement with a syndicate of banks (the "Agreement"), provides for the borrowing of up to $116.5 million. Borrowings under this facility bear interest based on the Company's leverage ratio as defined in the Agreement at the Company's option of
(1) from prime to prime plus .125% or (2) from 1.50% to 1.65% over the 30, 60 or 90-day LIBOR rate. Included in the Agreement is an $18.0 million sub-limit for borrowings secured by medical receivables loans originated by the Company. The Agreement is renewable annually at the bank syndicate's discretion. The Agreement also provides that if the banks elect not to renew the facility at the end of its stated term, the then outstanding loans automatically convert to four-year amortizing term loans at slightly higher interest rates. The Agreement prohibits the Company from paying dividends other than dividends payable solely in shares of the Company's stock and limits borrowings to specified levels determined by ratios based on the Company's tangible net worth. As of June 30, 1996, the Company was in compliance with the financial covenants of the Agreement.

The Company has a $100.0 million interim funding facility with Union Bank of Switzerland. This facility is available for certain transactions which are to be securitized. This facility bears interest at a rate of .90% over the 30-day LIBOR rate. Borrowings under the facility are secured by certain equipment loans and the equipment financed thereunder. The facility was closed to further financings on August 31, 1996 in preparation for a securitization.

The Company has two credit facilities for its medical receivables financing business. The first facility is for $3.0 million with an interest rate of prime plus 2.00% and matures in March 1997. The second facility is for $7.0 million with an interest rate, at the Company's option, of either prime plus 1.00% or 30-day LIBOR plus 2.25% and matures in December 1996. In addition, in September 1996 the Company obtained a $50.0 million warehouse facility with an investment banking firm.

At June 30, 1996, the Company had available an aggregate of $226.5 million in interim funding facilities of which $168.1 million was utilized.

Note 8.           LONG-TERM DEBT

The discounted receivables are discounted direct financing lease obligations, notes secured by equipment, and medical receivables which were securitized and sold to investors primarily on a limited or nonrecourse basis. They are collateralized by the underlying equipment and medical receivables (See Note 5).

                           DVI, INC. AND SUBSIDIARIES

Note 8.           LONG-TERM DEBT (Continued)

Future annual maturities of discounted receivables, net of capitalized issuance costs of $6,512,000 are as follows:

     Year Ending June 30,
     --------------------

     1997 ...................................................       $76,715,000
     1998 ...................................................        57,641,000
     1999 ...................................................        48,812,000
     2000 ...................................................        55,324,000
     2001 ...................................................        11,052,000
     Thereafter .............................................         4,215,000
                                                                    -----------

                 Total ......................................      $253,759,000
                                                                   ============

All of the discounted receivables have been permanently funded through six asset securitizations which were initiated during fiscal years 1993 through 1996. Debt under these securitizations are limited recourse and bear interest at fixed rates ranging between 5.34% to 7.81% and floating interest rates of 2.25% over 30-day LIBOR. All of the receivables are serviced by the Company and the related securitization agreements require that the Company comply with certain servicing requirements, require limited cash collateral (See Note 4) or residual interests, and contain various recourse provisions. (See Note 13.)

Included above is a $10.0 million facility with Warehouse Line LLC. This was an advance related to the Company's securitization of its retained subordinated positions in its securitizations and whole loan sales. The securitization transaction was completed on July 31, 1996.

In June 1994, the Company completed a $14,112,000, net of issuance costs totaling $888,000, private placement of convertible subordinated notes. The notes are convertible into common shares at $10.60 per share at the discretion of the noteholders, bear interest at a rate of 9 1/8% payable in quarterly installments of interest only and mature in June 2002. During the year ended June 30, 1995, $500,000 of these notes were converted into 47,169 shares of common stock of the Company.
There were no conversions in fiscal year 1996.

Note 9.           INCOME TAXES

The provision for income taxes is comprised of the following:


                                                                     Year Ended June 30,
                                                     ----------------------------------------------
                                                        1996                1995            1994
                                                     ----------          ----------      ----------
     Current payable.........................        $6,120,000          $  466,000      $2,623,000
     Deferred ...............................           (28,000)          2,480,000        (812,000)
                                                     ----------          ----------      ----------
          Total .............................        $6,092,000          $2,946,000      $1,811,000
                                                     ==========          ==========      ==========


A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to earnings from continuing operations is as follows:

                           DVI, INC. AND SUBSIDIARIES

Note 9.           INCOME TAXES (Continued)

                                                                        Year Ended June 30,
                                                ------------------------------------------------------------------
                                                        1996                    1995                  1994
                                                --------------------    -------------------   --------------------
     Provision for income taxes at
        the federal statutory rate.........     $4,993,000     35.0%    $2,455,000    35.0%    $1,509,000    35.0%
     State income taxes, net of
        federal tax benefit ...............      1,045,000      7.3%       452,000     6.4%       299,000     7.0%
     Other ................................         54,000      0.4%        39,000     0.6%         3,000      --
                                                ----------      ----    ----------    -----    ----------    -----
            Total .........................     $6,092,000     42.7%    $2,946,000    42.0%    $1,811,000    42.0%
                                                ==========     =====    ==========    =====    ==========    =====


The major components of the Company's net deferred tax liabilities of $4,745,000 and $4,717,000 at June 30, 1996 and 1995, respectively, are as follows:

                                                                                 1996                 1995
                                                                             -----------          -----------
         Accumulated depreciation ...............................            $31,820,000          $27,963,000
         Deferred recognition of lease income....................            (24,762,000)         (21,751,000)
         Alternative minimum tax credits carryforwards...........               (137,000)            (403,000)
         Gain or loss on hedging activities .....................              1,342,000             1,444,000
         Allowances for uncollectible receivables................             (1,786,000)          (1,179,000)
         State income taxes......................................               (867,000)            (401,000)
         Other ..................................................               (865,000)            (956,000)
                                                                             -----------         ------------
                 Total ..........................................             $4,745,000         $  4,717,000
                                                                             ===========         ============


Note 10.          SHAREHOLDERS' EQUITY

In August 1995, the Company completed a public offering of 2,875,000 shares of its Common Stock for which it received net proceeds of $29.0 million. The net proceeds were utilized to reduce short-term indebtedness and for general corporate purposes.

In January 1996, holders of 615,605 of the Company's warrants and units issued in February 1991 redeemed their warrants and units for shares of the Company's Common Stock at $12.00 or $12.60 per share by the final exercise date of January 26, 1996. As a result of the redemption, the Company received cash proceeds of $7.4 million.

Prior to June 30, 1994, the Company issued warrants to purchase a total of 80,000 common shares at prices between $7.625 and $8.375 per share to all non-employee Directors of the Company and warrants to purchase up to 35,000 common shares at $8.50 per share to an unrelated party. Additionally, in fiscal 1992, the Company issued warrants to purchase up to 200,000 shares of the Company's common stock at $18.00 per share to an underwriter as compensation for investment banking services. No compensation expense was recognized as a result of this transaction. The warrants vest at various dates through November 1996 and expire at various dates through 2003. At June 30, 1996, warrants for 250,000 common shares were exercisable and 55,000 warrants had been exercised.

In June 1994, the Company issued convertible subordinated notes to related and unrelated parties which are convertible at the option of the holder into 1,415,094 shares of common stock at $10.60 per share. Subsequent to June 30, 1996, $600,000 of these notes were converted into 56,603 shares of common stock. As of July 15, 1996, cumulative conversions of these notes were $1,100,000 into 103,772 shares of common stock (see Notes 8 and 12).

                           DVI, INC. AND SUBSIDIARIES

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

The following table summarizes the activity under the plan for the periods indicated:

                                                                            Options         Exercise Price
                                                                          Outstanding          Per Share
                                                                          -----------       ---------------
     Outstanding at July 1, 1993.................................           536,105         $ 1.44 - $13.50
     Granted ....................................................           399,625           7.00 -  10.38
     Exercised ..................................................           (37,000)          3.00 -   8.38
     Canceled ...................................................           (88,868)
                                                                          ----------        ---------------

     Outstanding at June 30, 1994................................           809,862         $ 1.44 - $13.50
     Granted ....................................................            48,500           9.13 -  12.63
     Exercised ..................................................           (97,216)          2.68 -  12.88
     Canceled ...................................................           (80,852)
                                                                          ----------        ---------------

     Outstanding at June 30, 1995 ...............................           680,294         $ 1.44 - $13.50
     Granted ....................................................           130,500          11.63 -  13.13
     Exercised ..................................................          (152,085)          1.44 -  13.50
     Canceled ...................................................           (37,000)
                                                                         -----------        ---------------

     Outstanding at June 30, 1996 ...............................           621,709         $ 1.75 - $13.13
                                                                         ===========        ===============


As of June 30, 1996, options to purchase 290,989 shares were exercisable.

Note 12.          RELATED PARTY TRANSACTIONS

The Company's principal executive offices located in Doylestown, Pennsylvania are leased from a party related to a shareholder/director of the Company. The lease commenced in December 1994 and the Company recorded rent expense under this lease of $222,750 and $33,544 for the years ended June 30, 1996 and 1995, respectively.

At June 30, 1996 and 1995, receivables in installments from investees totaled $16,999,000 and $23,828,000, respectively.

In June 1995, the Company and former shareholders of MEF Corp., some of whom are also officers of the Company, entered into an agreement to set the purchase price of MEF Corp. which was approved by the stockholders of the Company in December 1995. (See Note 15.)

As of June 30, 1996 and 1995, the Company had loans receivable from Company officers totaling $400,000 and $113,000, respectively.

During the year ended June 30, 1996, the Company sold its investments in common stock of Healthcare Imaging Services, Inc. ("HIS") and Diagnostic Imaging Services, Inc. ("DIS"). As of June 30, 1996 and 1995, the Company had investments in preferred stock and dividends of DIS totaling $4,891,000 and $4,667,000, respectively. (See Note 6.)

During the year ended June 30, 1994, the Company issued convertible subordinated notes totaling $9,550,000 to related parties.

                           DVI, INC. AND SUBSIDIARIES

Note 13.          COMMITMENTS AND CONTINGENCIES

Facility Leases - The Company leases its facilities under noncancelable operating leases with terms in excess of one year. The lease for the Company's principal facility expires in June 2005. Rent expense for the years ended June 30, 1996, 1995 and 1994 amounted to $654,000, $498,000 and $463,000, respectively. Future minimum lease payments under these leases are as follows:

                                                                 Future Minimum
         Year Ending June 30,                                    Lease Payments
         --------------------                                    --------------
              1997............................................     $  517,000
              1998............................................        441,000
              1999 ...........................................        441,000
              2000 ...........................................        430,000
              2001 ...........................................        236,000
              Thereafter .....................................        943,000
                                                                   ----------

                   Total .....................................     $3,008,000
                                                                   ==========

Contingencies - Under certain limited recourse agreements, the Company may be required to provide for losses incurred on uncollected lease and medical receivables previously collateralized. At June 30, 1996, the maximum contingent liability under the limited recourse agreements amounted to $60,791,000. This contingent liability, however, could be offset by any proceeds received from the resale or remarketing of available equipment financed under the agreements or outstanding medical receivables collected.

The Company has receivables from and investments with DIS aggregating $21,005,000 and $24,448,000 at June 30, 1996 and 1995, respectively. DIS received a qualified opinion for a going concern on its December 31, 1995 financial statements. Additionally, the Company has net receivables from Latin American Trade Finance, Ltd. (LATF) in the amount of $845,000 at June 30, 1996. LATF is a San Francisco based investment company which specializes in financing throughout Latin America. LATF has identified some significant deals. To date, those deals have not closed and LATF has been unable to make scheduled payments to the Company. Management has performed an analysis of its recoverability of such amounts and believes that based upon the best information available, it will recover all amounts, without any loss. (See Note 12.)

Litigation - The Company is involved in litigation both as a plaintiff and defendant in matters arising out of the Company's normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on the consolidated financial statements of the Company.

Note 14.          BENEFIT PLANS

The Company maintains and administers an Employee Savings Plan pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by the Company's Board of Directors. The Company contributed $45,000, $39,000 and $49,000 to the Plan during the years ending June 30, 1996, 1995 and 1994, respectively.

Note 15.          ACQUISITIONS

In January 1993, the Company acquired the outstanding shares of Medical Equipment Finance Corporation ("MEF Corp."). In December 1995, the Company's shareholders approved the issuance of 400,000 shares of the Company's common stock, as set in the purchase agreement as amended, valued at $4.65 million. The Company recorded goodwill of $4.65 million related to the acquisition. As of June 30, 1996, the 400,000 common shares were unissued but included in the earnings per share calculation.

                           DVI, INC. AND SUBSIDIARIES

Note 16.          ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosures About Fair Value of Financial Instruments, a summary of the estimated fair value of the Company's consolidated financial instruments at June 30, 1996 and 1995 is presented below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                            June 30, 1996
                                                                ----------------------------------------
                                                                  Carrying                Estimated Fair
                                                                   Amount                     Value
                                                                ------------              --------------
Assets:
     Receivable in installments (excluding investment
         in direct financing leases) ....................       $216,473,000               $218,301,000
Liabilities:
     Discounted receivables .............................       $253,759,000               $253.287,000

                                                                            June 30, 1995
                                                                ----------------------------------------
                                                                  Carrying                Estimated Fair
                                                                   Amount                     Value
                                                                ------------              --------------
Assets:
     Receivable in installments (excluding investment
         in direct financing leases) ....................       $177,785,000               $182,284,000
Liabilities:
     Discounted receivables .............................       $205,376,000               $202,967,000


The carrying values of cash and cash equivalents, cash and short-term investments, restricted, notes collateralized by medical receivables, accounts payable, other accrued expenses, short-term bank borrowings and convertible subordinated notes approximate fair values at June 30, 1996 and 1995.

The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Receivable in installments:

The fair value of the financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of June 30, 1996 and 1995. The Company believes that the risk factor embedded in the entry-value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry-value basis. In accordance with SFAS 107, the Company has excluded receivables from lease contracts of approximately $197.7 million and $199.3 million as of June 30, 1996 and 1995, respectively, from the receivable in installments fair value calculation.

                           DVI, INC. AND SUBSIDIARIES

Note 16.          ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, (Continued)

Discounted receivables:

The fair value of discounted receivables, related to the securitization of leases and notes, was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities.

The fair value estimates presented herein were based on information available as of June 30, 1996 and 1995. Although the Company is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since June 30, 1996; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Derivative activity:

                                        June 30, 1996                                  June 30, 1995
                                        -------------                                  -------------
                                                             Deferred                                    Deferred
                              Notional        Fair            Gains/         Notional      Fair           Gains/
                               Amount         Value          (Losses)         Amount       Value         (Losses)
                           ------------------------------------------        ----------------------------------------
SWAPS ...................  $99.4 million    $236,000            --              --          --              --

OPTIONS .................  $26.5 million        --              --              --          --              --

FORWARDS:
     Treasury Locks......    $90 million   ($227,000)        $129,000           --          --        ($1.84 million)
     Forward Rate
       Agreements........   $200 million    ($17,900)           --              --          --              --


The Company uses off balance sheet derivative financial instruments to hedge interest rate risk. The Company's interest rate risk is associated with variable rate funding of the fixed rate loans and the timing difference between temporary funding through the warehouse and permanent funding through either securitization or sale. The derivatives are used to manage three components of this risk: interest sensitivity adjustments, hedging anticipated loan securitizations and sales, and interest rate spread protection. Credit risk exists for these derivative instruments in the form of the failure of the counterparty to make required payments in favor of the Company. The risk is minimized through the use of counterparties with investment grade ratings. The fair value of the derivative instruments is derived from dealer quotes.

Swaps and Options:

Swaps and options, primarily interest rate caps, are used to hedge the interest rate spreads for various loan sale facilities where cash flows from loans are fixed rate but the borrowing costs are variable. The interest rate swaps pay fixed rates of 5.38% to 6.74% and receive a floating rate of the H-15 composite commercial paper rate. The swaps mature in September 2000 and December 2000. The interest rate caps are fixed at 9.00% and mature in December 1996 and March 1997.

Forwards:

Treasury lock agreements, forward contracts, are used to hedge the interest rate risk associated with anticipated securitizations and/or sales. These instruments lock a specific Treasury rate identified to have a comparable maturity to the average life of the anticipated transaction in order to fix the rate either over the life of the securitization or to fix the sale price as applicable. The open positions at June 30, 1996 were for securitizations and sales expected to occur in the first and second quarters of fiscal 1997. In 1996, the Company deferred $211,000 in losses associated with transactions securitized compared with $1.75 million in deferred losses in 1995. In 1996, the Company recognized losses of $27,000 for loan sales compared with no recognized gains or losses in 1995. Gains and losses for securitizations are deferred and amortized over the life of the securitization. Gains and losses on sales are recognized as part of the gain or loss on the sale.

                           DVI, INC. AND SUBSIDIARIES

Note 16.          ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS, (Continued)

Forward rate agreements, forward contracts, are used to hedge interest sensitivity adjustments in conjunction with cash market activities by extending the repricing period of the short term floating rate warehouse facilities. Gains and losses are deferred and amortized to interest expense over the extension period. The Company pays a fixed rate of 5.77% and receives a floating rate of one month LIBOR. These agreements mature in September 1996.

Note 17.          QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the fiscal years ended June 30, 1996 and 1995:

                                                                      Three Months Ended
                                                     --------------------------------------------------
                                                     September 30   December 31   March 31      June 30
                                                     ------------   -----------   --------      -------
                                                           (in thousands, except per share data)
Fiscal 1996
Finance and other income..........................     $11,301       $12,061       $13,152      $12,499
Net finance income................................       5,714         6,394         6,832        7,265
Earnings before provision for income taxes and
     equity in net earnings (loss) of investees...       3,191         3,510         3,690        3,942
Net earnings     .................................       1,775         2,078         2,126        2,196
Net earnings per common and
     common equivalent share - primary............       $ .20         $ .21         $ .20        $ .20
                                                         =====         =====         =====        =====
Net earnings per common and common
     equivalent share - fully diluted.............       $ .19         $ .20         $ .19        $ .19
                                                         =====         =====         =====        =====



                                                                      Three Months Ended
                                                     --------------------------------------------------
                                                     September 30   December 31   March 31      June 30
                                                     ------------   -----------   --------      -------
                                                           (in thousands, except per share data)
Fiscal 1995
Finance and other income..........................     $ 7,197       $ 8,070       $ 9,648      $11,070
Net finance income................................       3,046         3,710         4,140        5,271
Earnings before provision for income taxes and
     equity in net earnings (loss) of investees...         885         1,524         2,169        2,437
Net earnings     .................................         513           893         1,249        1,414
Net earnings per common and
     common equivalent share - primary............       $ .08         $ .13         $ .18        $ .21
                                                         =====         =====         =====        =====
Net earnings per common and common
     equivalent share - fully diluted.............       $ .08         $ .13         $ .17        $ .19
                                                         =====         =====         =====        =====

                           DVI, INC. AND SUBSIDIARIES

Note 18.          COMPENSATION AGREEMENTS

In June 1995, the Company agreed in principle to adopt an employee incentive plan (the "Plan"). Under the Plan the Company has agreed to issue, subject to stockholder approval and an increase in the authorized capital stock of the Company, an aggregate of 200,000 shares of common stock of the Company (the "Incentive Shares") to certain of its employees if the last sale price of the Company's common stock is $16.00 per share or higher for 30 consecutive calendar days at any time before December 31, 1998, provided that any such employee must be employed by the Company during the above-described 30-day period in order to receive any Incentive Shares under this agreement. The Company has agreed that, if there is an event or series of events that constitutes a sale of the Company at any time prior to December 31, 1998 and the consideration to be received for each share of common stock of the Company in such sale of the Company is $13.00 or higher, the Company will issue the Incentive Shares to the employees. If the criteria for the issuance of the Company's common stock are met, the Company will record compensation expense equal to the fair value of the common shares issued.
                                       43

ITEM 9.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's directors is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1996, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1996 with the Securities sand Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1996, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1996, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)  List of Documents filed as part of this Report:

     (1) Financial Statements:

         See Index to Consolidated Financial Statements included as part of this Form 10-K at Page 21.

     (2) Financial Statement Schedules:

              Schedule                                                     Page
              Number           Description                                Number

                II.            Amounts Receivable from Related Parties ....  46

         All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

     (3) Exhibits:

         See Index to Exhibits of this Form 10-K on Page 47.

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DVI, INC.
                                           -------------------------------------
                                           (Registrant)



Date:   September 25, 1996                 By /s/MICHAEL A. O'HANLON
                                              ----------------------------------
                                           Michael A. O'Hanlon
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                            Title                        Date
- ---------                            -----                        ----

Principal Financial Officer:

/s/ STEVEN R. GARFINKEL
    ------------------------
Steven R.  Garfinkel          Executive Vice President and
                              Chief Financial Officer         September 25, 1996


Principal Accounting Officer:

/s/ JOHN P. BOYLE
    -------------------------
John P. Boyle                 Vice President and
                              Chief Accounting Officer        September 25, 1996



Directors                                  Date
- ---------                                  ----

/s/GERALD L. COHN                    September 25, 1996
- -----------------------------
Gerald L. Cohn


/s/WILLIAM S. GOLDBERG               September 25, 1996
- -----------------------------
William S. Goldberg


/s/JOHN E. MCHUGH                    September 25, 1996
- -----------------------------
John E. McHugh


/s/ MICHAEL A. O'HANLON              September 25, 1996
    ----------------------
Michael A. O'Hanlon


/s/ HARRY T. J. ROBERTS              September 25, 1996
    ----------------------
Harry T. J. Roberts


/s/ NATHANIEL SHAPIRO                September 25, 1996
    ----------------------
Nathaniel Shapiro

                           DVI, INC. AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES


                                    Balance at
                                    Beginning                                          Balance at
Name of Debtor                       of Year          Additions         Deductions     End of Year
- --------------                      ----------        ---------         ----------     -----------
Year ended June 30, 1996 -

    Michael A. O'Hanlon ..             $59,000        $285,000              $ -0-        $344,000
                                       =======        ========           ========        ========


Year ended June 30, 1995 -

    Michael A. O'Hanlon ..             $20,000        $ 39,000              $ -0-        $ 59,000
                                       =======        ========           ========        ========


Year ended June 30, 1994 -

    Michael A. O'Hanlon ..               $ -0-        $ 20,000              $ -0-        $ 20,000
                                       =======        ========           ========        ========

                                  EXHIBIT INDEX

Exhibit No.                            Description
- -----------                            -----------

    1             Form of Underwriting Agreement between the Underwriters and
                  Registrant.(9)

    4.1           Certificate of Incorporation of the Company.(2)

    4.2           By-Laws of the Company.(2)

    4.3           Form of Common Stock Certificate.(2)

   10.1           DVI Financial Services Inc. Employee Savings Plan.(1)

   10.2           Amended 1986 Incentive Stock Option Plan.(3)

   10.3 Purchase Agreement dated as of October 22, 1991, by and among DMR Associates, L.P., HIS Acquisition, Inc. And DVI Financial Services Inc.(4)

   10.4 Direct Stock Option Agreements, dated as of October 16, 1990, between the Company and each of the Company's directors other than Mr. Higgins.(4)

   10.5 Amended and Restated Letter Agreement dated December 15, 1991 between the Company and W.I.G. Securities Limited Partnership regarding investment banking services.(4)

   10.6 Warrant dated April 27, 1992, executed by the registrant on behalf of W.I.G. Securities Limited Partnership.(4)

   10.7 Indemnification Agreement by and between DVI Health Services Corporation and Anthony J. Turek, dated as of August 16, 1992.(5)

   10.8 Indemnification Agreement by and between DVI Health Services Corporation and David L. Higgins, dated August 20, 1992.(5)

   10.9 Stock Purchase Agreement between DVI Health Services Corporation and David L. Higgins, dated August 20, 1992.(5)

   10.10 Stock Purchase Agreement between DVI Health Services Corporation and Sidney Luckman, dated August 20, 1992.(5)

   10.11 Stock Purchase Agreement between DVI Health Services Corporation and Hazleton National Bank, as trustee of certain trusts for the benefit of Cynthia J. Cohn and Shelly Cohn Schmidt, dated August 20, 1992.(5)

   10.12 Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS HealthCare, Inc., dated October 30, 1992.(5)

   10.13 Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS HealthCare, Inc., dated October 30, 1992.(5)

   10.14 Stock Purchase Agreement between DVI Healthcare Operations, Inc. and IPS HealthCare, Inc., dated November 12, 1992.(5)

   10.15 Stock Purchase Agreement between DVI Health Services Corporation and MEFC Partners L.P., dated as of January 6, 1993 (the "MEFC Agreement").(5)

   10.16 First Amended and Restated Loan Agreement dated as of March 28, 1995, between DVI Financial Services Inc., the Banks signatory thereto and NatWest Bank N.A., as Agent, Prefunding Lender and a Bank.(9)

   10.17 Amended and Restated Interim Loan and Security Agreement, dated as of September 13, 1994, between Prudential Securities Realty Funding Corporation and DVI Financial Services Inc. (the "Prudential Facility").(9)

   10.18          Amendment to the Prudential Facility, dated as of January 9,
                  1995.(9)

   10.19 Second Amendment to the Prudential Facility, dated as of March 10, 1995.(9)

   10.20 Third Amendment to the Prudential Facility, dated as of March 31, 1995.(9)

   10.21 Revival Agreement, dated as of April 21, 1995, between Prudential Securities Realty Funding Corporation and DVI Financial Services Inc.(1)

   10.22 Fourth Amendment to the Prudential Facility, dated as of April 28, 1995.(1)

   10.23 Fifth Amendment to the Prudential Facility, dated as of April 21, 1995.(1)

   10.24 Interim Loan and Security Agreement between Prudential Securities Realty Funding Corporation and DVI Business Credit Corporation, dated as of June 7, 1995.(1)

   10.25 Interim Warehouse and Security Agreement, dated as of February 2, 1995, among ContiTrade Services Corporation, DVI Financial Services Inc., and the Registrant (the Conti Facility).(1)

   10.26 Credit Increase Confirmation and Amendment to the Conti Facility, dated March 2, 1995.(1)

Exhibit No.                            Description
- -----------                            -----------

   10.27 Note Purchase Agreement among the Registrant and the Purchasers listed therein, dated as of June 21, 1994.(7)

   10.28 Amendment No. 1 to Note Purchase Agreement among the Registrant and the Purchasers listed therein, dated as of November, 1994.(1)

   10.29 Credit Extension Confirmation and Amendment to the Conti Facility, dated June 30, 1995, among ContiTrade Service Corporation, DVI Financial Services Inc., the Registrant, ContiTrade Services, L.L.C. and Bankers Trust Company, as custodian.(9)

   10.30          Amendment No. 1 to the MEFC Agreement dated as of June  ,
                  1995. (9)

   10.31 Loan and Security Agreement dated as of July 27, 1995 between Union Bank of Switzerland, New York Branch and DVI Financial Services Inc.(10)

   10.32 By-Laws of the Company and Amendment to By-Laws of the Company dated April 17, 1996. (10)

   10.33 Second Amendment to Loan and Security Agreement dated as of April 30, 1996 between DVI Financial Services Inc. and Union Bank of Switzerland, New York Branch.(10)

   10.34 First Amended and Restated Loan Agreement between DVI Financial Services Inc., the Banks Signatory to this Loan Agreement and NatWest Bank N.A., as Agent, Pre-Funding Lender and a Bank amended and restated as of May 1996.(10)

   21             Subsidiaries of the Registrant.

   24             Power of Attorney.(3)

- -------------
(1)    Previously filed.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-84604) and by this reference incorporated herein.

(3) Filed previously as an Exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-8758) and by this reference incorporated herein.

(4) Filed previously as an Exhibit to the Company's Form 10-K (File No. 0-16271) for the year ended June 30, 1990 and by this reference incorporated herein.

(5) Filed previously as an Exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-46664) and by this reference is incorporated herein.

(6) Filed previously as an Exhibit to the Company's Form 10-K (File No. 0-16271) for the year ended June 30, 1993 and by this reference is incorporated herein.

(7) Filed previously as an Appendix to the Company's Consent Statement dated as of December 29, 1944 and by this reference is incorporated herein.

(8) Filed previously as an Exhibit to the Company's Form 10-K/A-1 (File No. 0-16271) for the year ended June 30, 1994 and by this reference is incorporated herein.

(9) Filed previously as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-60547) and by this reference is incorporated herein.

(10)   Filed herewith.