Form 10-Q
period 1996-09-30
DVI INC
filed 1996-11-13
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        ------------------------------

                                   FORM 10-Q
(Mark One)
 [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITY EXCHANGE ACT OF 1934.


               For the quarterly period ended: SEPTEMBER 30, 1996

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ____ to _____

                         Commission file number 0-16271


                                 DVI, INC.
             (Exact name of registrant as specified in its charter)



             DELAWARE                                  22-2722773
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)

      500 HYDE PARK
DOYLESTOWN, PENNSYLVANIA                                  18901
 (Address of principal                                  (Zip Code)
  executive offices)



Registrant's telephone number including area code: (215) 345-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO_
                                                ----      ----
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:
Common stock, $.005 par value - 10,497,923 shares as of October 31, 1996.

                           DVI, INC. AND SUBSIDIARIES


                                     INDEX



PART I.  FINANCIAL INFORMATION:                                                                PAGE
                                                                                              NUMBER
                                                                                              ------
ITEM 1.      FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
    September 30, 1996 (unaudited) and June 30, 1996  . . . . . . . . . . . . . . .              3-4

Consolidated Statements of Operations -
    Three months ended September 30, 1996 and 1995 (unaudited)  . . . . . . . . . .                5

Consolidated Statements of Shareholders' Equity -
    July 1, 1995 through September 30, 1996 (unaudited)   . . . . . . . . . . . . .                6

Consolidated Statements of Cash Flows -
    Three months ended September 30, 1996 and 1995 (unaudited)  . . . . . . . . . .              7-8

Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . .             9-10


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . .            11-12


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .               13

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               14

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                     ASSETS

                                                                              SEPTEMBER 30,             JUNE 30,
                                                                                   1996                   1996
                                                                               -----------             ----------
                                                                               (Unaudited)
 CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . . .             $   4,642               $   2,376

 CASH AND CASH EQUIVALENTS, RESTRICTED . . . . . . . . . . . . . .                25,272                  32,522

 AMOUNTS DUE FROM PORTFOLIO SALE . . . . . . . . . . . . . . . . .                 ---                    54,797

 RECEIVABLES:
 Investment in Direct Financing Leases and
      Notes Secured by Equipment or Medical Receivables:
      Receivable in installments   . . . . . . . . . . . . . . . .               477,842                 462,780
      Receivable in installments - related parties   . . . . . . .                15,869                  16,999
      Notes collateralized by medical receivables  . . . . . . . .                42,556                  34,529
      Residual valuation . . . . . . . . . . . . . . . . . . . . .                 5,323                   4,347
      Unearned income  . . . . . . . . . . . . . . . . . . . . . .               (67,289)                (65,722)
                                                                               ----------              ----------
      Net investment in direct financing leases and
        notes secured by equipment or medical receivables  . . . .               474,301                 452,933

      Less: Allowance for possible losses on receivables . . . . .                (3,808)                 (3,675)
                                                                              -----------              ----------

 NET RECEIVABLES   . . . . . . . . . . . . . . . . . . . . . . . .               470,493                 449,258

 EQUIPMENT ON OPERATING LEASES
      (net of accumulated depreciation of $2,581 at
      September 30, 1996 and $2,152 at June 30, 1996)  . . . . . .                 4,219                   3,845

 FURNITURE AND FIXTURES
      (net of accumulated depreciation of $1,197 at
      September 30, 1996 and $926 at June 30, 1996)  . . . . . . .                 2,032                   1,959

 INVESTMENTS IN INVESTEES  . . . . . . . . . . . . . . . . . . . .                 6,996                   7,019

 GOODWILL, NET . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,182                   4,259

 OTHER ASSETS (including loans to shareholders of $344 at
      September 30, 1996 and June 30, 1996)  . . . . . . . . . . .                 8,277                   4,290
                                                                              ----------               ---------

 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .              $526,113                $560,325
                                                                                ========                ========





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              SEPTEMBER 30,             JUNE 30,
                                                                                   1996                   1996
                                                                              ------------              --------
                                                                               (Unaudited)
 ACCOUNTS PAYABLE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 22,912                $ 23,029

 OTHER ACCRUED EXPENSES  . . . . . . . . . . . . . . . . . . . . . . . . .        10,946                  11,612

 BORROWINGS UNDER WAREHOUSE FACILITIES   . . . . . . . . . . . . . . . . .       138,160                 168,108

 DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . .         4,745                   4,745

 LONG-TERM DEBT, NET:
      Discounted receivables (primarily limited recourse)  . . . . . . . .       247,400                 253,759
      Convertible subordinated notes . . . . . . . . . . . . . . . . . . .        13,238                  13,809
                                                                               ---------               ---------
 TOTAL LONG-TERM DEBT, NET   . . . . . . . . . . . . . . . . . . . . . . .       260,638                 267,568
                                                                               ---------               ---------

 TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .       437,401                 475,062
                                                                               ---------               ---------

 SHAREHOLDERS' EQUITY:
      Preferred stock, $10.00 par value; authorized
          100,000 shares; no shares issued . . . . . . . . . . . . . . .           ---                    ---
      Common stock, $0.005 par value; authorized
          75,000,000 shares; outstanding 10,497,723 shares at
          September 30, 1996 and 10,409,370 shares at June 30, 1996  . . .            52                      52
      Additional capital   . . . . . . . . . . . . . . . . . . . . . . . .        68,606                  67,162
      Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .        20,054                  18,049
                                                                               ---------               ---------

 TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . .        88,712                  85,263
                                                                               ---------              ----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . .      $526,113                $560,325
                                                                                ========                ========





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    -----------------------
                                                                                    1996                  1995
                                                                                    ----                  ----
 FINANCE AND OTHER INCOME:
      Amortization of finance income . . . . . . . . . . . . . . . . . . .        $11,116               $10,506
      Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,500                   794
                                                                                ---------            ----------

 Total finance and other income  . . . . . . . . . . . . . . . . . . . . .         12,616                11,300
 Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,302                 6,989
                                                                                ---------             ---------

 NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,314                 4,311
      Net gain on sale of financing transactions . . . . . . . . . . . . .          2,203                 1,403
                                                                                ---------            ----------

 NET FINANCE INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,517                 5,714

      Selling, general and administrative expenses . . . . . . . . . . . .          2,849                 2,073
      Provision for possible losses on receivables . . . . . . . . . . . .            143                   450
                                                                               ----------           -----------

 EARNINGS BEFORE PROVISION FOR INCOME TAXES AND EQUITY
      IN NET LOSS OF INVESTEES . . . . . . . . . . . . . . . . . . . . . .          3,525                 3,191

 PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . .          1,496                 1,416

 EQUITY IN NET LOSS OF INVESTEES . . . . . . . . . . . . . . . . . . . . .             24                   ---
                                                                              -----------              ---------

 NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,005             $   1,775
                                                                                 ========             =========

 NET EARNINGS PER SHARE:
      Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      .18           $       .20
                                                                               ==========           ===========

      Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      .18           $       .19
                                                                               ==========           ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)





                                             COMMON STOCK                        UNREALIZED
                                         ------------------                    GAIN (LOSS) ON
                                          $0.005 PAR VALUE                       AVAILABLE-                    TOTAL
                                        --------------------    ADDITIONAL        FOR-SALE       RETAINED   SHAREHOLDERS'
                                        SHARES        AMOUNT     CAPITAL         INVESTMENTS     EARNINGS      EQUITY
                                        ------        ------     -------         -----------     --------      ------
 BALANCES AT JULY 1, 1995  . . . . .   6,711,680       $ 34      $29,281           $ 1,061       $ 9,874       $40,250
     Issuance of common stock
       upon exercise of stock
       options and warrants  . . . .     822,690          4        8,934                                         8,938
     Net proceeds from issuance
       of common stock                 2,875,000         14       28,947                                        28,961
     Sale of available-for-sale
       investments, net of
       deferred tax benefit
       of $769   . . . . . . . . . .                                                (1,061)                     (1,061)
     Net earnings  . . . . . . . . .                                                              8,175          8,175
                                      ----------       ----      -------           -------      -------        -------

 BALANCES AT JUNE 30, 1996 . . . . .  10,409,370         52       67,162                --       18,049         85,263

     Issuance of common stock
       upon exercise of stock
       options and warrants  . .          31,750         --          844                                           844
     Conversion of subordinated notes     56,603         --          600                                           600
     Net earnings  . . . . . . . . .                                                              2,005          2,005
                                      ----------       ----      -------           -------      -------        -------

 BALANCES AT SEPT. 30, 1996  . . . .  10,497,723       $ 52      $68,606           $    --      $20,054        $88,712
                                      ==========       ====      =======           =======      =======        =======





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)


                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   -------------------------
                                                                                   1996                 1995
                                                                                   ----                 ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings  . . . . . . . .                                                 $  2,005              $  1,775
                                                                                 --------              --------

   Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Equity in net loss of investees. . . . . . . . . . . . . . . . . . .             24                 ---

      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .          2,246                 2,219

      Additions to allowance accounts  . . . . . . . . . . . . . . . . . .            143                   450
      Net gain on sale of financing transactions . . . . . . . . . . . . .         (2,203)               (1,403)
      Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .            ---                     1
      Changes in assets and liabilities:
      (Increases) decreases in:
        Cash and cash equivalents, restricted  . . . . . . . . . . . . . .          7,250                   756
        Amounts due from portfolio sale  . . . . . . . . . . . . . . . . .         54,797                   ---
        Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,828                (2,047)
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,987)                 (192)
      Increases (decreases) in:
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .           (117)               14,960
        Other accrued expenses . . . . . . . . . . . . . . . . . . . . . .           (666)                 (528)
                                                                                 --------              --------

        Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . .         59,315                14,216
                                                                                 --------              --------

   Net cash provided by operating activities . . . . . . . . . . . . . . .         61,320                15,991
                                                                                 --------              --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of equipment acquired  . . . . . . . . . . . . . . . . . . . . . .        (85,224)              (75,805)
   Portfolio receipts net of amounts included in income and proceeds
     from sales of financing transactions  . . . . . . . . . . . . . . . .         74,596                55,598
   Net increase in notes collateralized by medical receivables . . . . . .        (12,205)                 (323)
   Furniture and fixtures additions  . . . . . . . . . . . . . . . . . . .           (219)                 (314)
                                                                                 --------              --------
     Net cash (used in) investing activities . . . . . . . . . . . . . . .       ($23,052)             ($20,844)
                                                                                 --------              --------





                                                                       continued





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)


                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                1996                   1995
                                                                                ----                   ----
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options and warrants  . . . . . . . . . . . . . . . .   $    1,444              $     296
   Equity offering . . . . . . . . . . . . . . . . . . . . . . . . . . . .          ---                 29,062
   Borrowings under:
     Warehouse facilities  . . . . . . . . . . . . . . . . . . . . . . . .       80,743                119,826
     Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,046                    ---
   Repayments on:
     Warehouse facilities  . . . . . . . . . . . . . . . . . . . . . . . .     (110,691)              (120,425)
     Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (26,544)               (22,224)
                                                                             ----------              ---------

    Net cash (used in) provided by financing activities  . . . . . . . . .      (36,002)                 6,535
                                                                             ----------              ---------

 NET INCREASE IN CASH AND
   CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,266                  1,682

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .        2,376                  1,953
                                                                             ----------              ---------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    4,642              $   3,635
                                                                             ==========              =========

 SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid during the year for:

    Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    9,073              $   6,714
                                                                             ==========              =========

    Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    1,366              $     235
                                                                             ==========              =========





  The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (Commission). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in DVI, Inc.'s (the Company) latest annual report on Form 10-K for the fiscal year ended June 30, 1996.

In the opinion of management, the consolidated financial statements contain all adjustments consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of September 30, 1996 and June 30, 1996, the consolidated statements of operations for the three month periods ended September 30, 1996 and 1995, the consolidated statements of shareholders' equity for the period from July 1, 1995 through September 30, 1996, and the consolidated statements of cash flows for the three month periods ended September 30, 1996 and 1995. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1997.

Certain amounts as previously reported have been reclassified to conform to the September 30, 1996 presentation.


NOTE 2 - NET EARNINGS PER SHARE

Primary earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The weighted average number of shares of common stock and common equivalents was 11,134,000 and 8,843,000 for primary earnings per share for the three month periods ended September 30, 1996 and 1995, respectively, and 12,446,000 and 10,356,000 for fully diluted earnings per share for the same periods. Fully diluted earnings per share assumes conversion of the subordinated notes as of the beginning of the period.

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

At September 30, 1996, there were $100.0 million in notional amounts of treasury lock transactions. The Company also had notional amounts of $96.1 million in interest rate swaps where the Company pays a fixed rate and receives a floating rate and $26.5 million in interest rate caps. These transactions are to hedge the effect of interest rate changes on the cash flows repriced monthly in an off-balance sheet loan sale.

When the hedge positions are matched to specific borrowings relating to securitizations, gains or losses from the hedge positions are capitalized and amortized to interest expense over the term of the securitized transaction. When transactions are funded through whole loan sales, gains or losses from hedge positions are recorded as an increase or decrease in the gain on sale proceeds.


NOTE 4 - EQUITY OFFERING

In August 1995, the Company completed a public offering of 2,875,000 shares of its common stock for which it received net proceeds of $29.0 million. The net proceeds were utilized to reduce borrowings under warehouse facilities and for general corporate purposes.


NOTE 5 - REDEMPTION OF WARRANTS AND UNITS AND CONVERTIBLE SUBORDINATED
NOTES

In January 1996, holders of 614,355 of the Company's warrants and units issued in February 1991 redeemed their warrants and units for shares of the Company's common stock at $12.00 or $12.60 per share by the final exercise date of January 26, 1996. As a result of the redemption, the Company received cash proceeds of $7.4 million.

In June 1994, the company issued convertible subordinated notes to related and unrelated parties which are convertible at the option of the holder into 1,415,094 shares of common stock at $10.60 per share. In July 1996, $600,000 of these notes were converted into 56,603 shares of common stock. As of September 30, 1996, cumulative conversions of these notes were $1,100,000 into 103,772 shares of common stock.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total finance and other income increased to $12.6 million in the three month period ended September 30, 1996 from $11.3 million for the three month period ended September 30, 1995. Amortization of finance income increased to $11.1 million from $10.5 million for the three month period ended September 30, 1996 as compared to the same period of the prior year. The increase was primarily a result of the overall increase in the size of the Company's loan portfolio. Other income increased to $1.5 million in the three month period ended September 30, 1996 from $794,000 in the comparable prior year quarter. The increase was mainly due to fees earned on larger portfolios, and service fees of $352,000 earned on portfolios sold.

Interest expense increased to $8.3 million for the three months ended September 30, 1996 from $7.0 million for the three months ended September 30, 1995. The increase is primarily a result of the growth of the Company's loan portfolio. As a percentage of finance and other income, interest expense increased to 65.8% in the three months ended September 30, 1996 as compared to 61.9% in the same period in the prior year.

Net gain on sale of financing transactions for the first quarter ended September 30, 1996 increased to $2.2 million from $1.4 million for the same period of the prior fiscal year. Loans sold during the first quarter ended September 30, 1996 were $47.0 million compared to $32.4 million during the same period of the prior fiscal year.

Selling, general and administrative expenses for the first quarter ended September 30, 1996 increased by 37.4% to $2.8 million from $2.1 million for the same quarter of the prior fiscal year. The increase in the Company's selling, general and administrative expenses was primarily related to the expansion of the Company's new domestic and international businesses and the Company's 32.5% growth in managed net financed assets. This growth, in turn, resulted in a 17.9% increase in personnel to 132 employees from 112 one year earlier.

The provision for possible losses on receivables was $143,000 for the three month period ended September 30, 1996 as compared to $450,000 for the three month period ended September 30, 1995. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of Management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before provision for income taxes and equity in net loss of investees increased 10.5% to $3.5 million for the quarter ended September 30, 1996 compared to $3.2 million for the quarter ended September 30, 1995. Net earnings increased 13.0% to $2.0 million from $1.8 million in comparing the quarter ended September 30, 1996 to the quarter ended September 30, 1995. Net earnings per share decreased 10.0% to $0.18 from $0.20 when comparing the quarter ended September 30, 1996 to September 30, 1995. The decrease in net earnings per share results from the weighted average number of shares used in calculating net earnings per share increasing 25.9% to 11.1 million in the quarter ended September 30, 1996 from 8.8 million in the quarter ended September 30, 1995.

FINANCIAL CONDITION

Total shareholders' equity increased by $3.4 million to $88.7 million at September 30, 1996 from $85.3 million at June 30, 1996. The increase was due primarily to net earnings of $2.0 million, exercise of stock options and warrants for $844,000 and conversion of subordinated notes for $600,000.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the

Company's current needs for its equipment financing business. As of September 30, 1996, the Company had available an aggregate of $326.5 million in warehouse facilities of which $138.2 million was utilized. During the first quarter of fiscal 1997, the Company established a new $100.0 million warehouse line. On July 31, 1996 the Company completed a transaction to raise $29.0 million by using as collateral the equity position the Company retains when it securitizes loans to providers of healthcare services. In addition, the Company secured a $50.0 million warehouse credit facility to be used for securitizing its medical accounts receivable-backed loans to healthcare providers.

The Company has completed twelve securitizations or other structured finance transactions totaling $735.6 million, including two public debt issues totaling $165.6 million and ten private placements of debt and whole loan sales totaling $570.0 million. The Company expects to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans for the foreseeable future.

Total equipment financing loans originated in the first quarter of fiscal 1997, were $82.6 million compared with $74.3 million in the first quarter of fiscal 1996, an increase of 11.2%. Net financed assets totaled $478.5 million at September 30, 1996, an increase of $48.5 million or 11.3% over the same prior year period. Not included in net financed assets were the loans sold but still serviced by the Company, which increased to $260.4 million as of September 30, 1996 compared to $218.6 million as of June 30, 1996. Managed net financed assets, a combination of those appearing on the Company's balance sheet and those which have been sold and are still serviced by the Company, totaled $738.9 million as of September 30, 1996, representing a 9.4% increase over the total as of June 30, 1996.

In the Company's receivable financing business, new commitments of credit in the first quarter of fiscal 1997 were $18.8 million compared with $5.7 million in the first quarter of fiscal 1996, an increase of 229.8%. Medical receivables funded at September 30, 1996 totaled $46.7 million, an increase of $23.9 million or 104.8% over the same prior year period.

                          PART II - OTHER INFORMATION



Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27.1  Financial Data Schedule

         (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 DVI, INC.
                                               (Registrant)




                                       By: /S/ MICHAEL A. O'HANLON
                                          --------------------------------
                                          Michael A. O'Hanlon
                                          President and Chief Executive Officer


                                       By: /S/ STEVEN R. GARFINKEL
                                          ---------------------------------
                                          Steven R. Garfinkel
                                          Executive Vice President and
                                          Chief Financial Officer




Date:   November 11, 1996