Form 10-Q
period 1996-12-31
DVI INC
filed 1997-02-14
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

 [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITY EXCHANGE ACT OF 1934.


               For the quarterly period ended: December 31, 1996

                                       OR

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ____ to _____

                         Commission file number 0-16271
                                                -------

                                   DVI, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   22-2722773
 -------------------------------                   ----------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

           500 HYDE PARK
     DOYLESTOWN, PENNSYLVANIA                                18901
 -------------------------------                   ----------------------
     (Address of principal                                 (Zip Code)
       executive offices)


Registrant's telephone number including area code: (215) 345-6600
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO
                                               ---       ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

Common stock, $.005 par value  -  10,498,048 shares as of January 31, 1997.

                           DVI, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART I.  FINANCIAL INFORMATION:
-------------------------------

ITEM 1.      FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
    December 31, 1996 (unaudited) and June 30, 1996   . . . . . . . . . . . . .     3-4

Consolidated Statements of Operations -
    Three and six months ended December 31, 1996 and 1995 (unaudited)   . . . .       5

Consolidated Statements of Shareholders' Equity -
    July 1, 1995 through December 31, 1996 (unaudited)  . . . . . . . . . . . .       6

Consolidated Statements of Cash Flows -
    Six months ended December 31, 1996 and 1995 (unaudited)   . . . . . . . . .      7-8

Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . .      9-10


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . .     11-12


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .       13
---------------------------

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                       DECEMBER 31,             JUNE 30,
                                                                                          1996                    1996
                                                                                       ------------             ---------
                                                                                       (Unaudited)
Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .             $ 10,287                $  2,376

Cash and cash equivalents, restricted . . . . . . . . . . . . . . . . . . .               42,542                  32,522

Amounts due from portfolio sale . . . . . . . . . . . . . . . . . . . . . .                   --                  54,797

Receivables:
  Investment in direct financing leases and
    notes secured by equipment or medical receivables:
  Receivable in installments  . . . . . . . . . . . . . . . . . . . . . . .              502,707                 460,592
  Receivable in installments-related parties  . . . . . . . . . . . . . . .               17,986                  16,999
  Notes collateralized by medical receivables . . . . . . . . . . . . . . .               38,912                  34,338
  Residual valuation  . . . . . . . . . . . . . . . . . . . . . . . . . . .                5,672                   4,347
  Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (70,581)                (65,722)
                                                                                        --------                --------
  Net investment in direct financing leases and notes
    secured by equipment or medical receivables . . . . . . . . . . . . . .              494,696                 450,554

Less: Allowance for possible losses on receivables  . . . . . . . . . . . .               (4,071)                 (3,675)
                                                                                        --------                --------

Net receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              490,625                 446,879

Equipment on operating leases (net of accumulated depreciation of $2,253
  at December 31, 1996 and $2,152) at June 30, 1996 . . . . . . . . . . . .                4,881                   3,845

Furniture and fixtures (net of accumulated depreciation of $1,355 at
  December 31, 1996 and $1,052) at June 30, 1996  . . . . . . . . . . . . .                2,093                   2,046

Investments in investees  . . . . . . . . . . . . . . . . . . . . . . . . .                6,954                   7,019

Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4,105                   4,259

Other assets (including loans to shareholders of $344 at
  December 31, 1996 and June 30, 1996)  . . . . . . . . . . . . . . . . . .                8,472                   7,151
                                                                                        --------                --------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $569,959                $560,894
                                                                                        ========                ========

                           DVI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            DECEMBER 31,              JUNE 30,
                                                                                1996                    1996
                                                                            ------------           -----------
                                                                            (Unaudited)
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 36,179               $ 23,560

Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       12,428                 11,650

Borrowings under warehouse facilities   . . . . . . . . . . . . . . . . .       95,569                168,108

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .        4,745                  4,745

Long-term debt, net:
  Notes payable - financial institutions  . . . . . . . . . . . . . . . .        7,068                     --
  Securitized notes (primarily limited recourse)  . . . . . . . . . . . .      309,797                253,759
  Convertible subordinated notes  . . . . . . . . . . . . . . . . . . . .       13,267                 13,809
                                                                              --------               --------
Total long-term debt, net   . . . . . . . . . . . . . . . . . . . . . . .      330,132                267,568
                                                                              --------               --------

Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      479,053                475,631

Shareholders' equity:
  Preferred stock, $10.00 par value; authorized
    100,000 shares; no shares issued  . . . . . . . . . . . . . . . . . .           --                     --
  Common stock, $0.005 par value; authorized
    25,000,000 shares; outstanding 10,498,048 shares at
    December 31, 1996 and 10,409,370 shares at June 30, 1996    . . . . .           52                     52
  Additional capital    . . . . . . . . . . . . . . . . . . . . . . . . .       68,608                 67,162
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .       22,246                 18,049
                                                                              --------               --------

Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       90,906                 85,263
                                                                              --------               --------

Total liabilities and shareholders' equity  . . . . . . . . . . . . . . .     $569,959               $560,894
                                                                              ========               ========

                           DVI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            DECEMBER 31,                      DECEMBER 31,
                                                                        ----------------------          ----------------------
                                                                         1996           1995               1996          1995
                                                                        -------       --------          --------       -------
Finance and other income:
  Amortization of finance income . . . . . . . . . . . . . . . .        $11,901        $10,639           $23,017       $21,145
  Other income . . . . . . . . . . . . . . . . . . . . . . . . .          1,612          1,423             3,112         2,217
                                                                        -------        -------           -------       -------

Total finance and other income . . . . . . . . . . . . . . . . .         13,513         12,062            26,129        23,362
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .          9,102          7,329            17,404        14,318
                                                                        -------        -------           -------       -------

Net interest and other income  . . . . . . . . . . . . . . . . .          4,411          4,733             8,725         9,044
  Net gain on sale of financing transactions . . . . . . . . . .          2,763          1,661             4,966         3,064
                                                                        -------        -------           -------       -------

Net finance income . . . . . . . . . . . . . . . . . . . . . . .          7,174          6,394            13,691        12,108

Selling, general and administrative expenses . . . . . . . . . .          3,165          2,250             6,014         4,323
Provision for possible losses on receivables . . . . . . . . . .            268            634               411         1,084
                                                                        -------        -------           -------       -------
Earnings before provision for income taxes and
  equity in net loss of investees  . . . . . . . . . . . . . . .          3,741          3,510             7,266         6,701

Provision for income taxes . . . . . . . . . . . . . . . . . . .          1,482          1,432             2,978         2,848

Equity in net loss of investees  . . . . . . . . . . . . . . . .             67              -                91             -
                                                                        -------        -------           -------       -------

Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,192        $ 2,078           $ 4,197       $ 3,853
                                                                        =======        =======           =======       =======
Net earnings per share:
  Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  0.20        $  0.21           $  0.38       $  0.41
                                                                        =======        =======           =======       =======
  Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . .        $  0.19        $  0.20           $  0.37       $  0.39
                                                                        =======        =======           =======       =======

                           DVI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)



                                               COMMON STOCK                        UNREALIZED
                                           -------------------                    GAIN (LOSS) ON
                                             $0.005 PAR VALUE                      AVAILABLE-                          TOTAL
                                           -------------------     ADDITIONAL       FOR-SALE          RETAINED      SHAREHOLDERS'
                                             SHARES     AMOUNT      CAPITAL        INVESTMENTS        EARNINGS         EQUITY
                                           ----------   ------     ----------    --------------       --------       ---------
Balances at July 1, 1995. . . . . . . . .   6,711,680     $34        $29,281         $ 1,061           $ 9,874         $40,250
  Issuance of common stock upon
    exercise of stock options and
    warrants  . . . . . . . . . . . . . .     822,690       4          8,934                                             8,938
  Net proceeds from issuance
    of common stock . . . . . . . . . . .   2,875,000      14         28,947                                            28,961
  Sale of available-for-sale
    investments, net of deferred
    tax benefit of $769 . . . . . . . . .                                             (1,061)                           (1,061)
       Net earnings                                                                                      8,175           8,175
                                           ----------     ---        -------         -------           -------         -------
Balances at June 30, 1996 . . . . . . . .  10,409,370      52         67,162              --            18,049          85,263

Issuance of common stock upon exercise
  of stock options and warrants . . . . .      32,075                    846                                               846

     Conversion of subordinated notes . .      56,603                    600                                               600

     Net earnings . . . . . . . . . . . .                                                                4,197           4,197
                                           ----------     ---        -------         -------           -------         -------

Balances at December 31, 1996 . . . . . .  10,498,048     $52        $68,608         $    --           $22,246         $90,906
                                           ==========     ===        =======         =======           =======         =======

                           DVI, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)


                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                               -------------------------------
                                                                                  1996                 1995
                                                                               ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   4,197             $  3,853

  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Equity in net loss of investees . . . . . . . . . . . . . . . . . .               91                   --
    Depreciation and amortization . . . . . . . . . . . . . . . . . . .            5,008                3,792
    Additions to allowance accounts . . . . . . . . . . . . . . . . . .              411                1,084
    Net gain on sale of financing transactions  . . . . . . . . . . . .           (4,966)              (3,064)
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .               --                    1
    Changes in assets and liabilities:
    (Increases) decreases in:
       Cash and cash equivalents, restricted  . . . . . . . . . . . . .          (10,020)               1,888
       Amounts due from portfolio sale. . . . . . . . . . . . . . . . .           54,797                   --
       Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,019)              (3,179)
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,347)                (978)
    Increases (decreases) in:
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .           12,619               14,939
       Other accrued expenses . . . . . . . . . . . . . . . . . . . . .              778                 (582)
                                                                               ---------             --------

       Total adjustments. . . . . . . . . . . . . . . . . . . . . . . .           55,352               13,901
                                                                               ---------             --------

  Net cash provided by operating activities . . . . . . . . . . . . . .           59,549               17,754

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of equipment acquired . . . . . . . . . . . . . . . . . . . . .          (212,469)            (162,163)
  Portfolio receipts net of amounts included in income and proceeds
    from sales of financing transactions . . . . . . . . . . . . . . .           174,947              108,058
  Net increase in notes collateralized by medical receivables. . . . .            (3,599)              (5,586)
  Furniture and fixtures additions . . . . . . . . . . . . . . . . . .              (350)                (588)
                                                                               ---------             --------

Net cash (used in) investing activities  . . . . . . . . . . . . . . .           (41,471)             (60,279)



                                                                     (continued)

                           DVI, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)



                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                              -------------------------------
                                                                                  1996                 1995
                                                                              ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options and warrants . . . . . . . . . . . . . . .        $     846            $     673
  Equity offering  . . . . . . . . . . . . . . . . . . . . . . . . . .               --               29,008
  Borrowings under:
    Warehouse facilities . . . . . . . . . . . . . . . . . . . . . . .          206,266              244,503
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .          116,114                   --
  Repayments on:
    Warehouse facilities . . . . . . . . . . . . . . . . . . . . . . .         (278,805)            (195,027)
    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .          (54,588)             (37,963)
                                                                              ---------            ---------

  Net cash (used in) provided by financing activities. . . . . . . . .          (10,167)              41,194
                                                                              ---------            ---------
Net increase (decrease) in cash and cash equivalents . . . . . . . . .            7,911               (1,331)

Cash and cash equivalents, beginning of period . . . . . . . . . . . .            2,376                1,963
                                                                              ---------            ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .        $  10,287            $     632
                                                                              =========            =========

CASH PAID DURING THE YEAR FOR:

   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  18,015            $  14,165
                                                                              =========            =========

   Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   2,755            $   1,146
                                                                              =========            =========

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

   In July 1996, $600,000 of convertible subordinated notes was converted into common stock.

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

In the opinion of management, the consolidated financial statements contain all adjustments consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of December 31, 1996 and June 30, 1996, the consolidated statements of operations for the three and the six month periods ended December 31, 1996 and 1995, the consolidated statements of shareholders' equity for the period from July 1, 1995 through December 31, 1996, and the consolidated statements of cash flows for the six month periods ended December 31, 1996 and 1995. The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1997.

Certain amounts as previously reported have been reclassified to conform to the December 31, 1996 presentation.


NOTE 2 - NET EARNINGS PER SHARE

Primary earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The weighted average number of shares of common stock and common stock equivalents for primary earnings per share increased to 11,111,000 and 11,108,000 in the three and six month periods ended December 31, 1996 from 10,066,000 and 9,449,000 for the same prior year periods. Weighted average shares for fully diluted earnings per share increased to 12,422,000 and 12,419,000 for the three and six month periods ended December 31, 1996 from 11,481,000 and 10,929,000 for the same periods of the prior year. Fully diluted earnings per share assumes conversion of the subordinated notes as of the beginning of the period.

                           DVI, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


NOTE 3 - HEDGE TRANSACTIONS

The Company's equipment loans are structured on a fixed interest rate basis. When the Company originates equipment loans, it bases its pricing in part on the "spread" it expects to achieve between the interest rate it charges its equipment loan customers and the effective interest cost it will pay when it permanently funds those loans. Increases in interest rates between the time the loans are originated and the time they are permanently funded could narrow, eliminate or even reverse the spread between the interest rate the Company realizes on its equipment loans and the interest rate that the Company pays under its warehouse facilities or under a permanent funding program. In an attempt to protect itself against that risk, the Company uses a hedging strategy.

The Company uses derivative financial instruments, such as forward rate agreements, Treasury locks, and interest rate swaps, caps and collars, to manage its interest rate risk. The derivatives are used to manage three components of this interest rate risk: interest sensitivity adjustments, pricing of anticipated loan securitizations and sales, and interest rate spread protection. Forward rate agreements are for interest sensitivity adjustments in conjunction with cash market activities and are used to extend the repricing period of short-term floating rate warehouse facilities. Treasury locks and collars are used to hedge the interest rate risk on anticipated loan securitizations and sales. Treasury lock and collar transactions lock in specific rates and a narrow range of rates, respectively, of Treasury notes having maturities comparable to the average life of the anticipated securitizations and sales. Interest rate swaps and caps are used for interest rate spread protection to protect from rising interest rates in certain loan sale facilities where the cash flows from the loans sold are fixed rate but the borrowing costs are variable rate.

At December 31, 1996, the Company had $130.0 million in forward rate agreements. In addition, there were $10.0 million in Treasury lock transactions and $90.0 million in collars. The Company also had $29.5 million in interest rate swaps and $5.0 million in interest rate caps.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total finance and other income increased to $13.5 and $26.1 million in the three and six month periods ended December 31, 1996 from $12.1 and $23.4 million for the three and six month periods ended December 31, 1995. Amortization of finance income increased to $11.9 and $23.0 million from $10.6 and $21.1 million for the three and six month periods ended December 31, 1996 as compared to the same period of the prior year. The increase was primarily a result of the overall increase in the size of the Company's loan portfolio. Other income increased to $1.6 and $3.1 million in the three and six month periods ended December 31, 1996 from $1.4 and $2.2 million in the comparable prior year periods. The increases were mainly due to fees earned on larger portfolios, and service fees earned on portfolios sold.

Interest expense increased to $9.1 and $17.4 million for the three and six months ended December 31, 1996 from $7.3 and $14.3 million for the three and six months ended December 31, 1995. The increase is primarily a result of the growth of the Company's loan portfolio. As a percentage of finance and other income, interest expense increased to 67.4% and 66.6% in the three and six months ended December 31, 1996 as compared to 60.8% and 61.3% in the same periods in the prior year.

Net gain on sale of financing transactions increased to $2.8 and $5.0 million for the three and six months ended December 31, 1996 from $1.7 and $3.1 million for the three and six months ended for the same period of the prior fiscal year. Loans sold during the three and six month periods ended December 31, 1996 were $70.0 and $116.8 million compared to $26.1 and $58.5 million during the same periods of the prior fiscal year.

Selling, general and administrative expenses for the second quarter ended December 31, 1996 increased by 40.7% to $3.2 million from $2.3 million for the same quarter of the prior fiscal year. For the six months ended December 31, 1996 selling, general and administrative expenses increased by 39.1% to $6.0 million from $4.3 million for the same prior year period. The increase in the Company's selling, general and administrative expenses was primarily related to the expansion of the Company's new domestic and international businesses and the Company's 32.3% growth in managed net financed assets. This growth, in turn, resulted in a 11.4% increase in personnel to 137 employees from 123 one year earlier.

The provision for possible losses on receivables was $268,000 and $411,000 for the three and six month periods ended December 31, 1996 as compared to $634,000 and $1.1 million for the three and six month periods ended December 31, 1995. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of Management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before provision for income taxes and equity in net loss of investees increased 6.6% and 8.4% to $3.7 and $7.3 million for the three and six month periods ended December 31, 1996 compared to $3.5 and $6.7 million for the same periods ended December 31, 1995. Net earnings increased 5.5% and 8.9% to $2.2 and $4.2 million from $2.1 and $3.9 million in comparing the three and six month periods ended December 31, 1996 to the same periods ended December 31, 1995. Net earnings per share decreased 4.8% and 7.3% to $0.20 and $0.38 from $0.21 and $0.41 when comparing the three and six month periods ended December 31, 1996 to December 31, 1995. The decrease in net earnings per share results from the weighted average number of shares used in calculating net earnings per share increasing 10.3% and 17.6% to 11.1 million shares in both the three and six month periods ended December 31, 1996 from 10.1 and 9.4 million shares in the three and six month periods ended December 31, 1995.

FINANCIAL CONDITION

Total shareholders' equity increased by $5.6 million to $90.9 million at December 31, 1996 from $85.3 million at June 30, 1996. The increase was due primarily to net earnings of $4.2 million, exercise of stock options and warrants for $846,000 and conversion of subordinated notes for $600,000.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment and medical receivables financing businesses.

At December 31, 1996, the Company had available an aggregate of $280.5 million in warehouse facilities of which $95.6 million was utilized. During the first quarter of fiscal 1997, the Company established a $100.0 million warehouse facility with an investment banking firm to fund certain equipment loans which are to be securitized. In addition, the Company secured a $50.0 million warehouse credit facility to be used for securitizing its medical accounts receivable-backed loans to healthcare providers.

On July 31, 1996, the Company completed a transaction raising $29.0 million using as collateral the equity position the Company retains when it securitizes equipment loans and leases.

On December 31, 1996, the Company obtained a $7.1 million facility with a foreign bank to fund a portfolio of medical equipment contracts in Turkey.

On January 29, 1997, the Company obtained a $5.0 million facility to be used mostly for loans and leases that do not conform to securitization criteria.

On January 30, 1997, the Company completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004. Interest is payable semiannually on February 1 and August 1 of each year, commencing on August 1, 1997. The Notes will be redeemable at the option of the Company in whole or in part at any time on or after February 1, 2002 at specified redemption prices. The proceeds from the sale will be used (i) to fund the Company's growth, including increasing the amount of equipment and medical receivables loans the Company can fund, (ii) to develop the Company's new international operations, including the purchase of receivables originated outside the United States and investment in joint ventures, (iii) for other working capital needs and (iv) for general corporate purposes.

Through December 31, 1996, the Company has completed fourteen securitizations or other structured finance transactions for medical equipment financings totaling $902.1 million, including two public debt issues totaling $165.6 million and twelve private placements of debt and whole loan sales totaling $736.5 million. The Company expects for the foreseeable future to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans.

                          PART II - OTHER INFORMATION


Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     None.

          (b) The Company has not filed any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         DVI, INC.
                                            ----------------------------------
                                                       (Registrant)



                                            By:    /s/ MICHAEL A. O'HANLON
                                               -------------------------------
                                                       Michael A. O'Hanlon
                                                         President and
                                                     Chief Executive Officer


                                            By:    /s/ STEVEN R. GARFINKEL
                                               -------------------------------
                                                       Steven R. Garfinkel
                                                 Executive Vice President and
                                                    Chief Financial Officer


Date:  February 12, 1997