Form 10-Q
period 1997-03-31
DVI INC
filed 1997-05-15
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITY EXCHANGE ACT OF 1934.

                 For the quarterly period ended: March 31, 1997
                                                 --------------
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ____ to _____

                         Commission file number 0-16271

                                    DVI, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            22-2722773
 ------------------------------                          ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification Number)

     500 HYDE PARK
DOYLESTOWN, PENNSYLVANIA                                       18901
------------------------                                       -----
 (Address of principal                                       (Zip Code)
  executive offices)

Registrant's telephone number including area code: (215) 345-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

Common stock, $.005 par value  -  10,500,398 shares as of  April 30, 1997.
--------------------------------------------------------------------------

                           DVI, INC. AND SUBSIDIARIES
                           --------------------------

                                      INDEX

PART I.  FINANCIAL INFORMATION:                                                PAGE
-------------------------------                                               NUMBER
                                                                              ------
ITEM 1.       FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
     March 31, 1997 (unaudited) and June 30, 1996........................      3-4

Consolidated Statements of Operations -
     Three and nine months ended March 31, 1997 and 1996 (unaudited).....        5

Consolidated Statements of Shareholders' Equity -
     July 1, 1995 through March 31, 1997 (unaudited).....................        6

Consolidated Statements of Cash Flows -
     Nine months ended March 31, 1997 and 1996 (unaudited)...............      7-8

Notes to Consolidated Financial Statements (unaudited)...................     9-10

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............    11-12

PART II.  OTHER INFORMATION..............................................       13
---------------------------

SIGNATURES    ...........................................................       14

                           DVI, INC. AND SUBSIDIARIES
                           --------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                  MARCH 31,         JUNE 30,
                                                                                     1997             1996
                                                                                  ---------         ---------
                                                                                 (Unaudited)
Cash and cash equivalents ................................................        $   2,216         $   2,376
Cash and cash equivalents, restricted ....................................           28,273            32,522
Amounts due from portfolio sale ..........................................           51,811            54,797
Receivables:
   Investment in direct financing leases and notes secured by equipment or medical receivables:
     Receivable in installments ..........................................          524,582           460,592
     Receivable in installments - related parties ........................           10,575            16,999
     Notes collateralized by medical receivables .........................           71,555            34,338
     Residual valuation ..................................................            6,405             4,347
     Unearned income .....................................................          (68,544)          (65,722)
                                                                                  ---------         ---------
     Net investment in direct financing leases and
       notes secured by equipment or medical receivables .................          544,573           450,554
   Less: Allowance for possible losses on receivables ....................           (4,867)           (4,026)
                                                                                  ---------         ---------
Net receivables ..........................................................          539,706           446,528
Equipment on operating leases
   (net of accumulated depreciation of $2,598 at
   March 31, 1997 and $2,152 at June 30, 1996) ...........................            4,528             3,845
Furniture and fixtures
   (net of accumulated depreciation of $1,518 at
   March 31, 1997 and $1,052 at June 30, 1996) ...........................            2,115             2,046
Investments in investees .................................................            6,870             7,019
Goodwill, net ............................................................            4,029             4,259
Other assets (including loans to shareholders of $344 at
   March 31, 1997 and June 30, 1996) .....................................           10,389             7,502
                                                                                  ---------         ---------
Total assets .............................................................        $ 649,937         $ 560,894
                                                                                  =========         =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES
                           --------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   MARCH 31,      JUNE 30,
                                                                     1997           1996
                                                                  ---------       --------
                                                                 (Unaudited)
Accounts payable .........................................        $ 25,558        $ 23,560

Other accrued expenses ...................................          15,034          11,650

Borrowings under warehouse facilities ....................         117,084         168,108

Deferred income taxes ....................................           4,745           4,745

Long-term debt, net:
   Notes payable - financial institutions ................           6,168              --
   Securitized notes (primarily limited recourse) ........         278,982         253,759
    9 7/8% Senior notes due 2004 .........................          95,950              --
   Convertible subordinated notes ........................          13,295          13,809
                                                                  --------        --------
Total long-term debt, net ................................         394,395         267,568
                                                                  --------        --------
Total liabilities ........................................         556,816         475,631

Shareholders' equity:
   Preferred stock, $10.00 par value; authorized
     100,000 shares; no shares issued ....................              --              --
   Common stock, $0.005 par value; authorized
     25,000,000 shares; outstanding 10,500,098 shares at
     March 31, 1997 and 10,409,370 shares at June 30, 1996              52              52
   Additional capital ....................................          68,626          67,162
   Retained earnings. ....................................          24,417          18,049
   Cumulative translation adjustments ....................              26              --
                                                                  --------        --------
Total shareholders' equity ...............................          93,121          85,263
                                                                  --------        --------
Total liabilities and shareholders' equity ...............        $649,937        $560,894
                                                                  ========        ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES
                           --------------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              MARCH 31,                      MARCH 31,
                                                        --------------------          --------------------
                                                        1997            1996          1997            1996
                                                        ----            ----          ----            ----
Finance and other income:
   Amortization of finance income .............        $13,041        $11,853        $36,058        $32,998
   Other income ...............................          1,978          1,299          5,090          3,516
                                                       -------        -------        -------        -------
Total finance and other income ................         15,019         13,152         41,148         36,514
   Interest expense............................         10,242          8,215         27,646         22,533
                                                       -------        -------        -------        -------
Net interest and other income .................          4,777          4,937         13,502         13,981
   Net gain on sale of financing transactions .          2,910          1,895          7,876          4,959
                                                       -------        -------        -------        -------
Net finance income ............................          7,687          6,832         21,378         18,940
   Selling, general and administrative expenses          3,472          2,741          9,486          7,064
   Provision for possible losses on receivables            296            401            707          1,485
                                                       -------        -------        -------        -------
Earnings before provision for income taxes and
   equity in net loss of investees ............          3,919          3,690         11,185         10,391

   Provision for income taxes .................          1,666          1,564          4,644          4,412

   Equity in net loss of investees.............             82             --            173             --
                                                       -------        -------        -------        -------
Net earnings ..................................        $ 2,171        $ 2,126        $ 6,368        $ 5,979
                                                       =======        =======        =======        =======
Net earnings per share:
   Primary ....................................        $  0.20        $  0.20        $  0.58        $  0.61
                                                       =======        =======        =======        =======
   Fully diluted ..............................        $  0.19        $  0.20        $  0.54        $  0.59
                                                       =======        =======        =======        =======



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES
                           --------------------------

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
           -----------------------------------------------
                            (IN THOUSANDS OF DOLLARS)

                                           COMMON STOCK                    UNREALIZED
                                         -----------------               GAIN (LOSS) ON
                                         $0.005 PAR VALUE                  AVAILABLE-                CUMULATIVE       TOTAL
                                         -----------------  ADDITIONAL      FOR-SALE      RETAINED   TRANSLATION   SHAREHOLDERS'
                                         SHARES     AMOUNT   CAPITAL       INVESTMENTS    EARNINGS   ADJUSTMENT       EQUITY
                                         ------     ------   -------       -----------    --------   ----------       ------
Balances at July 1, 1995 ...........    6,711,680    $34     $29,281        $ 1,061       $ 9,874       $             $40,250
    Issuance of common stock
       upon exercise of stock
       options and warrants ........      822,690      4       8,934                                                    8,938
    Net proceeds from issuance
       of common stock .............    2,875,000     14      28,947                                                   28,961
    Sale of available-for-sale
       investments, net of
       deferred tax benefit
       of $769 .....................                                         (1,061)                                   (1,061)
    Net earnings ...................                                                        8,175                       8,175
                                      -----------    ---     -------        -------       -------       ---           -------
Balances at June 30, 1996 ..........   10,409,370     52      67,162             --        18,049        --            85,263
    Currency translation adjustment                                                                      26                26
    Issuance of common stock
       upon exercise of stock
       options and warrants ........       34,125                864                                                      864
    Conversion of subordinated notes       56,603                600                                                      600
    Net earnings ...................                                                        6,368                       6,368
                                      -----------    ---     -------        -------       -------       ---           -------
Balances at March  31, 1997 ........  10,500,098     $52     $68,626        $    --       $24,417       $26           $93,121
                                      ===========    ===     =======        =======       =======       ===            ======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES
                           --------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
                            (IN THOUSANDS OF DOLLARS)

                                                                                    NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  --------------------
                                                                                  1997            1996
                                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings ..........................................................     $   6,368      $   5,979

    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Equity in net loss of investees .................................           173             --
          Depreciation and amortization ...................................         7,556          5,900
          Additions to allowance accounts .................................           707          1,485
          Net gain on sale of financing transactions ......................        (7,876)        (4,959)
          Deferred income taxes ...........................................            --            (10)
          Changes in assets and liabilities:
          (Increases) decreases in:
              Cash and cash equivalents, restricted .......................         4,249        (11,012)
              Amounts due from portfolio sale .............................         2,986             --
              Receivables .................................................        (5,237)        (3,499)
              Other assets ................................................        (2,109)           (42)
          Increases (decreases) in:
              Accounts payable ............................................         1,998         14,997
              Other accrued expenses ......................................         3,384           (706)
                                                                                ---------      ---------
              Total adjustments ...........................................         5,831          2,154
                                                                                ---------      ---------
    Net cash provided by operating activities .............................        12,199          8,133

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cost of equipment acquired ............................................      (319,658)      (233,663)
    Portfolio receipts net of amounts included in income and proceeds
       from sales of financing transactions ...............................       266,143        183,028
    Net increase in notes collateralized by medical receivables ...........       (33,111)        (7,430)
     Investments and advances to investees ................................            --         (2,509)
    Furniture and fixtures additions ......................................          (536)          (897)
                                                                                ---------      ---------
       Net cash (used in) investing activities ............................       (87,162)       (61,471)





                                                                       continued

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES
                           --------------------------

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
          -------------------------------------------------------------
                            (IN THOUSANDS OF DOLLARS)

                                                      NINE MONTHS ENDED
                                                          MARCH 31,
                                                     --------------------
                                                     1997            1996
                                                     ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options and warrants ..           864          8,620
    Equity offering .........................            --         28,963
    Borrowings under:
       Warehouse facilities .................       394,119        387,129
       Long-term debt .......................       216,114         20,000
    Repayments on:
       Warehouse facilities .................      (445,206)      (335,259)
       Long-term debt .......................       (91,088)       (53,866)
                                                  ---------      ---------
    Net cash provided by financing activities        74,803         55,587
                                                  ---------      ---------
Net increase (decrease) in cash and
    cash equivalents ........................          (160)         2,249
Cash and cash equivalents,
    beginning of period .....................         2,376          1,963
                                                  ---------      ---------
Cash and cash equivalents,
    end of period ...........................     $   2,216      $   4,212
                                                  =========      =========
CASH PAID DURING THE YEAR FOR:
    Interest ................................     $  26,575      $  22,389
                                                  =========      =========
    Income taxes ............................     $   3,485      $   2,297
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

                           DVI, INC. AND SUBSIDIARIES
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

In the opinion of management, the consolidated financial statements contain all adjustments consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of March 31, 1997 and June 30, 1996, the consolidated statements of operations for the three and the nine month periods ended March 31, 1997 and 1996, the consolidated statements of shareholders' equity for the period from July 1, 1995 through March 31, 1997, and the consolidated statements of cash flows for the nine month periods ended March 31, 1997 and 1996. The results of operations for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1997.

Certain amounts as previously reported have been reclassified to conform to the March 31, 1997 presentation.

NOTE 2 - NET EARNINGS PER SHARE
-------------------------------

Primary earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The weighted average number of shares of common stock and common stock equivalents for primary earnings per share increased to 11,072,000 and 11,070,000 in the three and nine month periods ended March 31, 1997 from 10,758,000 and 9,842,000 for the same prior year periods. Weighted average shares for fully diluted earnings per share increased to 12,383,000 and 12,381,000 for the three and nine month periods ended March 31, 1997 from 12,126,000 and 11,210,000 for the same periods of the prior year. Fully diluted earnings per share assumes conversion of the subordinated notes as of the beginning of the period.

                           DVI, INC. AND SUBSIDIARIES
                           --------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             (CONTINUED) (UNAUDITED)

NOTE 3 - HEDGE TRANSACTIONS
---------------------------

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

At March 31, 1997, the Company had $40.0 million in forward rate agreements. In addition, there were $60.0 million in Treasury lock transactions and $70.0 million in collars. The Company also had $27.1 million in interest rate swaps.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        ---------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

RESULTS OF OPERATIONS

Total finance and other income increased to $15.0 and $41.1 million in the three and nine month periods ended March 31, 1997 from $13.2 and $36.5 million for the three and nine month periods ended March 31, 1996. Amortization of finance income increased to $13.0 and $36.1 million from $11.9 and $33.0 million for the three and nine month periods ended March 31, 1997 as compared to the same period of the prior year. The increase was primarily a result of the overall increase in the size of the Company's loan portfolio. Other income increased to $2.0 and $5.1 million in the three and nine month periods ended March 31, 1997 from $1.3 and $3.5 million in the comparable prior year periods. The increases were mainly due to fees earned on larger portfolios and service fees earned on portfolios sold.

Interest expense increased to $10.2 and $27.6 million for the three and nine months ended March 31, 1997 from $8.2 and $22.5 million for the three and nine months ended March 31, 1996. The increase is primarily a result of the growth of the Company's loan portfolio. The Company's overall cost of funds increased approximately 69 basis points from the second to third quarter of fiscal 1997, primarily due to an increase in the proportion of liabilities represented by higher-cost permanent financing and the issuance of 9 7/8% Senior Notes in January 1997. As a percentage of finance and other income, interest expense increased to 68.2% and 67.2% in the three and nine months ended March 31, 1997 as compared to 62.5% and 61.7% in the same periods in the prior year.

Net gain on sale of financing transactions increased to $2.9 and $7.9 million for the three and nine months ended March 31, 1997 from $1.9 and $5.0 million for the three and nine months ended for the same period of the prior fiscal year. The net gain on sale for the third quarter of fiscal 1997 increased from $1.9 million to $2.9 million as a result of a marked improvement in the cost of executing loan sales. Loans sold during the three and nine month periods ended March 31, 1997 were $53.0 and $169.8 million compared to $49.6 and $108.1 million during the same periods of the prior fiscal year.

Selling, general and administrative expenses for the third quarter ended March 31, 1997 increased by 26.7% to $3.5 million from $2.7 million for the same quarter of the prior fiscal year. For the nine months ended March 31, 1997 selling, general and administrative expenses increased by 34.3% to $9.5 million from $7.1 million for the same prior year period. The increase in the Company's selling, general and administrative expenses was primarily related to the expansion of the Company's new domestic and international businesses and the Company's 38.8% growth in managed net financed assets.

The provision for possible losses on receivables was $296,000 and $707,000 for the three and nine month periods ended March 31, 1997 as compared to $401,000 and $1.5 million for the three and nine month periods ended March 31, 1996. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of Management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before provision for income taxes and equity in net loss of investees increased 6.2% and 7.6% to $3.9 and $11.2 million for the three and nine month periods ended March 31, 1997 compared to $3.7 and $10.4 million for the same periods ended March 31, 1996. Net earnings increased 2.1% and 6.5% to $2.2 and $6.4 million from $2.1 and $6.0 million in comparing the three and nine month periods ended March 31, 1997 to the same periods ended March 31, 1996. Net earnings per share remained unchanged at $0.20 for the quarter, but decreased 4.9% to $0.58 from $0.61 for the nine months ended March 31, 1997 when comapared to the same 1996 period. The decrease in net earnings per share results from the weighted average number of shares used in calculating net earnings per share increasing 2.9% and 12.5% to 11.1 million shares in both the three and nine month periods ended March 31, 1997 from 10.8 and 9.8 million shares in the three and nine month periods ended March 31, 1996.

FINANCIAL CONDITION

Total shareholders' equity increased by $7.9 million to $93.1 million at March 31, 1997 from $85.3 million at June 30, 1996. The increase was due primarily to net earnings of $6.4 million, exercise of stock options and warrants for $864,000 and conversion of subordinated notes for $600,000.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment and medical receivables financing businesses.

At March 31, 1997, the Company had available an aggregate of $396.2 million in warehouse facilities of which $123.5 million was utilized. During the third quarter of fiscal 1997, the Company renewed its revolving credit facility and increased its size to $128.0 million. During the first quarter and third quarter of fiscal 1997, the Company established two $100.0 million warehouse facilities with investment banking firms to fund certain equipment loans which are to be securitized. In addition, in the first quarter the Company secured a $50.0 million warehouse credit facility to be used for securitizing its medical accounts receivable-backed loans to healthcare providers.

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

On January 30, 1997, the Company completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004. Interest is payable semiannually on February 1 and August 1 of each year, commencing on August 1, 1997. The Notes will be redeemable at the option of the Company in whole or in part at any time on or after February 1, 2002 at specified redemption prices. The proceeds from the sale are being used (i) to fund the Company's growth, including increasing the amount of equipment and medical receivables loans the Company can fund, (ii) to develop the Company's new international operations, including the purchase of receivables originated outside the United States and investment in joint ventures, (iii) for other working capital needs and (iv) for general corporate purposes.

Through March 31, 1997, the Company has completed fifteen securitizations or other structured finance transactions for medical equipment financings totaling $960.0 million, including two public debt issues totaling $165.6 million and thirteen private placements of debt and whole loan sales totaling $794.3 million. The Company expects for the foreseeable future to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans.

                           PART II - OTHER INFORMATION
                           ---------------------------



Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

         (a) Exhibits

               10.1 Interim Loan and Security Agreement, dated as of February 20, 1997, between Prudential Securities Credit Corporation and DVI Financial Services Inc.*

               10.2 Second Amended and Restated Loan Agreement dated February 28, 1997 by and among DVI Financial Services Inc., the banks signatory thereto, Fleet Bank N.A. and Corestates Bank, N.A., as Pre-Funding Lenders and Fleet Bank N.A. as agent.*

               10.3 Loan and Security Agreement, dated as of January 29, 1997, between Prime Bank and DVI Inc.*

               27     Financial Data Schedule.

         (b) Form 8-K

               The Company filed a Current Report on Form 8-K dated January 27, 1997, transmitting the Underwriting Agreement, the Indenture, the First Supplemental Indenture and the form of global note with respect to its U.S.$100,000,000 9 7/8% Senior Notes due 2004.



*   To be filed by amendment.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         DVI, INC.
                                          --------------------------------------
                                                        (Registrant)

                                   By:    /S/ MICHAEL A. O'HANLON
                                          --------------------------------------
                                          Michael A. O'Hanlon
                                          President and Chief Executive Officer

                                   By:    /S/ STEVEN R. GARFINKEL
                                          --------------------------------------
                                          Steven R. Garfinkel
                                          Executive Vice President and
                                          Chief Financial Officer

Date:  May 12, 1997