Form 10-Q/A
period 1997-03-31
DVI INC
filed 1997-05-19
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)


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
             -----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X      NO
                                                ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.005 par value - 10,500,398 as of April 30, 1997.
----------------------------------------------------------------

                                AMENDMENT NO. 1
                                ---------------


        The undersigned Registrant hereby amends Part II, Item 6(a) Exhibits and Reports on Form 8-K of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 by filing the exhibits attached to this Amendment No. 1.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

        (a)     Exhibits

        10.1 Interim Loan and Security Agreement, dated as of February 20, 1997, between Prudential Securities Credit Corporation and DVI Financial Services Inc.

        10.2 Second Amended and Restated Loan Agreement dated February 28, 1997 by and among DVI Financial Services Inc., the banks signatory thereto, Fleet Bank N.A. and CoreStates Bank, N.A., as Pre-Funding Lenders, and Fleet Bank N.A., as agent.

        10.3 Loan and Security Agreement, dated as of January 29, 1997, between Prime Bank and DVI, Inc.

        (b)     Form 8-K.

                The Company filed a Current Report on Form 8-K dated January 27, 1997, transmitting the Underwriting Agreement, the Indenture, the First Supplemental Indenture and the form of global note with respect to its U.S. $100,000,000 9-7/8% Senior Notes due 2004.

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



                                                      DVI, INC.
                                        -------------------------------------
                                                    (Registrant)


                                        /s/ MICHAEL A. O'HANLON
                                        -------------------------------------
                                        Michael A. O'Hanlon
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ STEVEN R. GARFINKEL
                                        -------------------------------------
                                        Steven R. Garfinkel
                                        Executive Vice President and
                                        Chief Financial Officer



May 19, 1997