Form 10-K405
period 1997-06-30
DVI INC
filed 1997-09-29
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  F O R M 10-K

(Mark One)
   [X]                      ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

                                       OR

   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition period from     to    .

                         Commission file Number 0-16271

                                    DVI, INC
               (Exact name of registrant as specified in charter)

                  Delaware                                       22-2722773
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

              500 Hyde Park
        Doylestown, Pennsylvania                                     18901
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (215) 345-6600

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each Exchange
Title of Each Class                                         on which Registered
Common Stock
par value $.005 per share                          New York Stock Exchange, Inc.

9 7/8% Senior Notes due 2004                       New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Warrants to Purchase
    Common Stock
  (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  X   No
                ---      ---

      The aggregate market value of the Registrant's Common Stock (its only voting stock) held by nonaffiliates of the Registrant as of August 29, 1997 was approximately $91,892,419 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on that date. (Reference is made to Page 10 herein for a statement of the assumptions upon which this calculation is based.)

      As of August 29, 1997, the Registrant had 10,545,848 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                     PART I


ITEM 1.     BUSINESS

OVERVIEW

    DVI, Inc. is an independent specialty finance company that conducts a medical equipment finance business and a related medical receivables finance business. As of June 30, 1997, the Company's total assets and shareholder's equity were $634.1 million and $95.8 million, respectively.

    Medical Equipment Finance. The Company finances the acquisition of diagnostic imaging and other types of sophisticated medical equipment used by outpatient healthcare providers, medical imaging centers, groups of physicians, integrated healthcare delivery networks and hospitals. The Company's equipment finance business operates by (i) providing financing directly to end users of equipment; (ii) purchasing medical equipment loans and leases originated by Originators through the Wholesale Program; and (iii) more recently, providing finance programs for vendors of diagnostic and patient treatment devices. The Company's typical equipment loan has an initial principal balance ranging from $300,000 to $2.0 million. Virtually all of the Company's equipment loans are structured on a fixed interest rate basis such that the full cost of the equipment and all financing costs are repaid during the financing term, which typically is five years. Because most of the Company's equipment loans are structured as notes primarily secured by equipment or direct financing leases with a bargain purchase option for the equipment user, the amount carried by the Company on its balance sheet for total residual interest in equipment is quite small ($8.3 million as of June 30, 1997). Total equipment financing loans originated in the Company's fiscal year ended June 30, 1997 were $401.7 million. Of this amount, approximately $303.2 million was provided by the Company directly to end users; $85.0 million was generated through the Wholesale Program; and $13.5 million was generated through various vendor finance programs.

    The Company has traditionally focused its financing activities on the outpatient diagnostic and treatment services sector of the healthcare industry, typically consisting of radiologists and other diagnostic service providers which were among the first in the healthcare industry to move away from the hospital setting toward outpatient treatment centers. The Company expects the range of services provided in an outpatient setting to expand, and intends as part of its business strategy to focus on the equipment used and medical receivables generated as a result of that expansion.

    Relatively high cost MRI and CT equipment have been the principal equipment types acquired by the Company's customers and financed by the Company, and the Company expects it will continue to finance substantial amounts of these types of equipment as a result of its experience and expertise in the industry and because that market has been relatively underserved by traditional financing sources. More recently, the Company has targeted the growing, and substantially more competitive, lower cost diagnostic and patient treatment device market, where it is seeking to leverage its reputation for expertise in medical equipment financing and its ability to provide financing to a wide range of healthcare providers.

    Medical Receivables Finance. The Company provides lines of credit to a wide variety of healthcare providers, many of which are also equipment finance customers. Substantially all of the lines of credit are collateralized by third party medical receivables due from Medicare, Medicaid, HMOs, PPOs and commercial insurance companies. The Company's medical receivables loans are structured as floating rate revolving lines of credit secured by all medical receivables generated by the borrowers, as well as other collateral. These lines of credit typically range in size from $300,000 to $5.0 million. While the Company's medical receivables finance business is newer and substantially smaller than its medical equipment finance business, the Company expects this business unit to grow as a result of its recent success in accessing the securitization markets and other sources of permanent funding. New commitments of credit for the medical receivables business for the year ended June 30, 1997 were $101.1 million, and medical receivables funded as of June 30, 1997 were $87.4 million.

    Medical receivables financing is readily available for many hospitals and for physicians seeking relatively small amounts of funding. However, for outpatient healthcare providers seeking funding in excess of approximately $500,000, the principal sources of financing generally are limited to specialty finance companies or factoring companies that purchase receivables at a discount. The Company believes the principal reasons for the lack of financing in these areas historically have been the uncertainty of the value of the receivables, the lack of permanent funding vehicles and the potential for fraud due to the difficulty of verifying the performance of healthcare services. More recently, interest in providing financing for this sector has increased as a result of improved understanding of the expected reimbursement levels for healthcare services and the availability of historical performance data on which to base credit decisions. The Company's strategy in medical receivables financing is to differentiate itself from many of its competitors by offering loans secured by medical receivables rather than factoring those receivables at a discount. The Company believes that loans secured by medical receivables are often more attractive to borrowers that generate high-quality medical receivables because those borrowers find the Company's financing has a lower cost than the cost to those borrowers of factoring their receivables. The Company makes loans in an amount approximately equal to 70% to 80% of the aggregate amount of the eligible receivables pledged by the borrower.

    Credit Underwriting. The Company believes the credit underwriting process that it uses when originating loans is effective in managing its risk. The process follows detailed procedures, and benefits from the significant experience of the Company in evaluating the creditworthiness of potential borrowers. The Company also has been successful in restructuring those credits which do become delinquent. The Company's net charge-offs, as a percentage of average net financed assets, were 0.08%, 0.35% and 0.15%, for the years ended June 30, 1997, 1996, and 1995, respectively, and total delinquencies, as a percentage of managed net financed assets, for the same periods were 4.30%, 4.82% and 4.51%, respectively. The Company's historical levels of net charge-offs and delinquencies are not necessarily predictive of future results. Various factors, including changes in the way the Company's customers are paid for their services, other developments in the healthcare industry, and new technological developments affecting the resale value of equipment financed by the Company, could cause the Company's future net charge-offs and delinquency rates to be higher than those experienced historically.

    Capital Requirements. The Company's strong growth in loan origination and net financed receivables has required substantial amounts of external funding. The Company, through its operating subsidiaries, finances its equipment and medical receivables loans on an interim basis with secured credit facilities provided by banks and other financial institutions. These interim "warehouse" facilities are refinanced using asset securitizations, whole loan sales, and other structured finance techniques that permanently fund most of the Company's equipment loans and medical receivables loans. These permanent financings require additional capital to be invested by the Company to fund reserve accounts or to meet the overcollateralization required in the securitizations and sales of the Company's loans.

    Recent Growth. In recent years, the Company has grown substantially. Total equipment financing loans originated by the Company grew from $46.4 million in the year ended June 30, 1992 to $401.7 million in the year ended June 30, 1997. The Company's managed net financed receivables grew from $92.4 million as of June 30, 1992 to $925.8 million as of June 30, 1997. In the Company's medical receivables financing business, which was established in 1993, new commitments of credit in the year ended June 30, 1997 were $101.1 million compared with $40.0 million in the year ended June 30, 1996. Medical receivables funded at June 30, 1997 totaled $87.4 million, an increase of $48.8 million over the prior fiscal year end.

BUSINESS STRATEGY

    The Company is seeking to continue its growth by expanding its existing share of the medical equipment financing markets (which historically have been and continue to be its largest, most important business segment) and by generating financing opportunities in other areas of the health care industry. The principal components of this strategy are as follows:

- Generate additional business through existing customers and relationships with equipment manufacturers. The Company will continue to target the market for high cost medical equipment, where it enjoys relationships with a large number of users of sophisticated medical equipment. The Company also has a close working relationship with some of the largest manufacturers of diagnostic imaging equipment, which it maintains by meeting those manufacturers' needs to arrange financing for the higher-cost equipment they sell to healthcare providers. The Company believes these relationships, together with its extensive expertise in the medical industry, can result in a continuing source of financing opportunities.

- Expand medical receivables financing business. The Company intends to penetrate further the medical receivables financing market by generating financing opportunities among its existing equipment finance customer base, particularly those customers that are expanding to provide additional healthcare services. The Company's strategy in medical receivables financing is to differentiate itself from many of its competitors by offering loans secured by medical receivables rather than factoring those receivables at a discount.

- Establish equipment financing relationships with manufacturers of lower cost diagnostic and patient treatment devices. The Company is seeking to use its reputation as a medical equipment financing specialist and its ability to finance a wide range of healthcare providers, to establish a presence in the relatively more competitive market for financing lower-cost medical equipment. The Company intends to finance increased amounts of diagnostic and patient treatment devices such as ultrasound, nuclear medicine and X-ray equipment. For the year ended June 30, 1997, the Company's loan origination for that market were $13.5 million.

- Originate medical equipment loans on a wholesale basis. The Company intends to continue its wholesale program, in which it originates medical equipment loans by purchasing them from originators. The Company uses its expertise both in analyzing healthcare credits and utilizing securitization to service originators that often need access to sources of permanent financing for the equipment loans they originate. During the year ended June 30, 1997, the Company purchased $85.0 million in medical equipment loans through the wholesale program.

- Capitalize on international medical equipment financing needs. During the year ended June 30, 1997 the Company continued establishing international operations in order to capitalize on growing overseas markets for sales of medical equipment and devices. The Company has a joint venture based in Singapore with a major manufacturer of medical equipment and a financial institution to service the medical equipment market in the Asia-Pacific region and steps have been taken to form a joint venture in Latin America. DVI Europe is the Company's branch established in the United Kingdom to service the medical equipment industry in Europe. While the Company believes these international operations have significant potential, it expects that potential will be realized, if at all, over a period of several years rather than in the near term.

    DVI, Inc. conducts its business through two operating subsidiaries, DVI Financial Services and DVI Business Credit. The Company conducts securitizations through special-purpose, indirect, wholly-owned subsidiaries. The Company also conducts other structured financings through limited-purpose subsidiaries or through its operating subsidiaries. The borrowers under the Company's various warehouse credit facilities are DVI Financial Services or DVI Business Credit.

SALES AND MARKETING

    The Company generates most of its financing opportunities from two sources:
(i) healthcare providers with whom the Company's sales organization has relationships; and (ii) medical equipment manufacturers that use third parties to finance the sale of their products. Generally, medical equipment manufacturers refer customers to the Company for financing because they believe the Company has the ability to understand and measure the creditworthiness of the customer's business and provide the financing necessary for the completion of the equipment sale.

    The Company has established a close working relationship with major manufacturers of diagnostic imaging and radiation care equipment by meeting their needs to arrange financing for the higher cost equipment they sell to healthcare providers. These manufacturers include Hitachi Medical Systems America, Philips Medical Systems and Elekta AB among others. The Company believes these relationships afford it a competitive advantage over other providers of medical equipment financing.

    The Company is seeking to expand its equipment finance business into the relatively more competitive patient diagnostic and treatment device market. The Company believes its experience and expertise in financing a wide range of healthcare providers and meeting the equipment financing needs of major manufacturers of diagnostic imaging and radiation care equipment will help it build relationships with patient treatment device manufacturers. To establish relationships with patient treatment device manufacturers, the Company expects to train the manufacturers' sales personnel in the use of equipment financing as a sales tool and to provide equipment financing programs that make these device manufacturers more competitive. The Company believes the patient treatment device market is more diverse than the diagnostic imaging market because of the larger number of manufacturers and types of products, and the greater price range of those products. The patient treatment device manufacturers targeted by the Company produce products with an average cost of between $75,000 and $300,000. For the year ended June 30, 1997, the loan origination for this business unit was $13.5 million.

    The Company also has a business unit dedicated to the wholesale program. The Company purchases equipment loans from originators that generally do not have access to cost effective permanent funding for their loans. The Company initiated the wholesale program in June 1994 and during the years ended June 30, 1997 and 1996, the Company purchased an aggregate of $85.0 and $95.3 million of equipment loans from 12 originators, respectively. The Company expects to continue this business at approximately current levels.

    In the medical receivables finance business, the lines of credit originated by the Company are secured by pledges of (i) specific receivables due the provider, (ii) the overall receivables portfolio of the healthcare provider, and
(iii) other forms of credit enhancement such as cash collateral, letters of credit and guarantees. The Company's medical receivables loan marketing specialists assist the Company's equipment loan sales force in originating medical receivables loans. While the growth and cross selling of the medical receivables financing business to the Company's existing client base has been restricted because of the lack of access to permanent funding, the Company has established two credit facilities totaling $65.0 million for medical receivables. The medical receivables loan business entails significant risks and capital requirements.

    The Company's sales and marketing organization consists of 26 healthcare finance specialists located in various parts of the United States. These individuals generally have a credit industry and/or medical equipment background. The Company generally locates sales personnel in geographic areas where they have knowledge of the local market. The Company believes that sales personnel who understand local economic and political trends are a valuable component of its credit underwriting process.

CAPITAL RESOURCES AND TRANSACTION FUNDING

    The Company obtains initial funding for most of its equipment loans through "warehouse" facilities provided by banks and other financial institutions. Loans made under these facilities are repaid when the Company permanently funds its equipment loans through securitization, or other limited-recourse permanent funding programs, including loan sales. Typically, equipment loans are held for 30 to 180 days before they are permanently funded.

    The Company's need for capital in addition to the funding provided under its warehouse and permanent funding facilities is affected by two primary factors:
(i) the level of credit enhancement required under its various warehouse and permanent funding facilities and (ii) the amount of loans held at any time by the Company that do not qualify as eligible collateral under those facilities. Because of the manner in which the Company accounts for its business operations it may require substantial amounts of capital even in periods when it reports positive earnings. This arises principally because there are timing differences between the Company's recognition for accounting purposes of various items of expense and income and its actual receipt of cash that cause the Company's cash flow at times of strong growth in loan origination to be lower than its reported earnings. The two most significant of these differences are (x) the deferral of the Company's costs to originate each loan which are amortized for accounting purposes over the life of the loan, even though the costs are paid in cash at the time of the loan origination, and (y) the recognition of gain on the sale of a loan for accounting purposes at the time the sale is deemed to have occurred, even though in many transactions treated as sales of loans for accounting purposes, the cash is received over the same time period as the original amortization schedule of the loan. While these factors tend to reduce the Company's liquidity at times of strong growth in loan origination, conversely, if the Company's loan growth were to decline, these same factors would have the effect of improving the Company's cash flow from operations in the short term.

    Continuing Need for Capital. Each of the Company's warehouse facilities and permanent funding vehicles require the Company to provide equity or a form of recourse credit enhancement to the respective lenders or investors and generally do not permit the Company to fund general corporate requirements. Therefore, the actual liquidity, or funds available to the Company to finance its growth, are limited to the cash generated from net financed receivables and the available proceeds of equity or debt securities issued by DVI, Inc. At times of strong origination growth the Company's cash flows from operations are insufficient to fund these requirements. As a result, the Company's need to fund its high growth rates in loan origination necessitates substantial external funding to provide the equity or capital required as recourse credit enhancement with which to leverage borrowings. The Company has no binding commitments for the capital it expects it will continue to require, and its ability to obtain that capital in the future will be dependent on a number of factors including the condition of the capital markets and economic conditions generally.

    Warehouse Facilities. As of June 30, 1997, the Company had an aggregate maximum of $398.0 million potentially available for equipment loan financing under various warehouse facilities of which it had borrowed an aggregate of $44.6 million. These facilities are provided by a syndicate of banks that participate in a revolving credit arrangement and by investment banking firms that the Company uses for securitizations. The loans made under the bank warehouse facility (i) bear interest at floating rates; (ii) are full recourse obligations of the Company; and (iii) typically advance an amount equal to approximately 95.0% of the cost of the equipment subject to the loans being made thereunder. Loans made under the bank warehouse facility typically are repaid with the proceeds of advances made under securitization warehouse facilities. Those advances in turn are typically repaid with proceeds from permanent fundings. Loans funded under securitization warehouse facilities cease to be eligible collateral if they are not funded within a specified period of time. The amount advanced under the securitization warehouse facilities generally is 90.0% of the discounted value of the pledged receivables. If the Company were unable to arrange continued access to acceptable warehouse financing, the Company would have to curtail its loan origination, which in turn would have a material adverse effect on the Company's financial condition and operations.

    Permanent Funding Program. Since 1991, the most important source of permanent funding for the Company for equipment loan financing has been securitization and other forms of structured finance. Securitization is a process in which a pool of equipment loans (in the Company's case, typically 100 to 150) is transferred to a special-purpose financing vehicle which issues notes to investors. Principal and interest on the notes issued to investors by the securitization subsidiary are paid from the cash flows produced by the loan pool, and the notes are secured by a pledge of the assets in the loan pool as well as by other collateral. In the securitizations sponsored by the Company, equipment loans funded through the securitizations must be credit enhanced to receive an investment grade credit rating. Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated tranche of each individual transaction or an insurance policy. Typically, securitizations sponsored by the Company are enhanced through a combination of some or all of these methods. In the securitizations sponsored to date by the Company, the Company effectively has been required to furnish credit enhancement equal to the difference between (i) the aggregate principal amount of the equipment loans originated by the Company and transferred to the Company's special purpose finance subsidiary and the related costs of consummating the securitization and (ii) the net proceeds received by the Company in such securitizations. The requirement to provide this credit enhancement reduces the Company's liquidity and requires it periodically to obtain additional capital. There can be no assurance that the Company will be able to obtain additional capital.

    For accounting purposes, the Company's securitizations are treated as either financings (on balance sheet transactions) or sales (off balance sheet transactions). An on-balance sheet transaction is one in which the loans being securitized remain on the Company's balance sheet as an asset for their originally contracted term as a result of the consolidation of the assets and liabilities of the special purpose vehicle with the Company's for financial accounting purposes. An off balance sheet transaction removes the loans from the Company's balance sheet and results in the Company recognizing a gain on the sale of the underlying loans upon completion of the securitization.

    The Company continually seeks to improve the efficiency of its permanent funding techniques by reducing up-front costs and minimizing the cash requirements of the Company. The Company may consider alternative structures, including senior/subordinated tranches, and alternative forms of credit enhancement, such as letters of credit and surety bonds. The transaction expenses of each securitization and other forms of structured financing will depend on market conditions, costs of securitization and the availability of credit enhancement options to the Company. The Company expects to continue to use securitization and other forms of structured financing, on both a public and private basis, as its principal source of permanent funding for the foreseeable future.

    To be cost efficient, a securitization must cover a relatively large and diverse portfolio of equipment loans. One of the basic requirements of the credit rating agencies that rate the notes issued in securitizations relates to borrower concentration and requires that no single credit (borrower) may constitute a significant portion of the pool of equipment loans being securitized (in the Company's case, the limit is generally about 3%). Because of these concentration requirements the Company generally must accumulate in excess of $60 million in loans for each securitization. The credit rating agencies also have other concentration guidelines such as equipment type and the geographic location of the obligors. These requirements mean that not all of the equipment loans held in the Company's warehouse facilities at any point in time can be placed in one securitization.

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

   Senior Notes. On January 30, 1997, the Company completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004 ("Senior Notes"). The agreement with respect to the Senior Notes contains, among other things, limitations on the Company's ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. Interest is payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1997. The Notes will be redeemable at the option of the Company in whole or in part at any time on or after February 1, 2002 at specified redemption prices. The proceeds from the sale are being used (i) to fund the Company's growth, including increasing the amount of equipment and medical receivables loans the Company can fund, (ii) to develop the Company's new international operations, including the purchase of receivables originated outside the United States and investment in joint ventures, (iii) for other working capital needs and (iv) for general corporate purposes.

    Hedging Strategy. The Company's equipment loans are virtually all structured on a fixed interest rate basis. When the Company originates equipment loans, it bases its pricing in part on the "spread" it expects to achieve between the interest rate it charges its equipment loan customers and the effective interest cost it will pay when it permanently funds those loans. Increases in interest rates between the time the loans are originated and the time they are permanently funded could narrow, eliminate or even reverse the spread between the interest rate the Company realizes on its equipment loans and the interest rate that the Company pays under its warehouse facilities or under a permanent funding program. In an attempt to protect itself against that risk, the Company uses a hedging strategy. The Company uses derivative financial instruments, such as forward rate agreements, Treasury locks, and interest rate swaps, caps and collars, to manage its interest rate risk. The derivatives are used to manage three components of this interest rate risk: interest sensitivity adjustments, pricing of anticipated loan securitizations and sales, and interest rate spread protection. The Company seeks to manage the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

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

    There can be no assurance that the Company's hedging strategy or techniques will be effective, that the profitability of the Company will not be adversely affected during any period of changes in interest rates, or that the costs of hedging will not exceed the benefits. A substantial and sustained increase in interest rates could adversely affect the Company's ability to originate loans. In certain circumstances, the Company for a variety of reasons may retain for an indefinite period certain of the equipment loans it originates. In such cases, the Company's interest rate exposure may continue for a longer period of time than the Company otherwise considers desirable.

    Medical Receivable Financing. The Company funds its medical receivable financing business through various sources. The Company's principal bank revolving credit agreement permits up to $18 million to be used to warehouse medical receivables loans. Warehouse facilities totaling $65 million are available through a bank and an investment bank.

    While the medical receivable financing business shares certain characteristics, including an overlapping customer base, with the Company's medical equipment financing business, there are many differences, including unique risks. Healthcare providers could overstate the quality and characteristics of their medical receivables, which the Company analyzes in determining the amount of the line of credit to be secured by such receivables. After the Company has established or funded a line of credit, the healthcare providers could change their billing and collection systems, accounting systems or patient records in a way that could adversely affect the Company's ability to monitor the quality and/or performance of the related medical receivables. In addition, there are substantial technical legal issues associated with creating and maintaining perfected security interests in medical receivables. Payors may attempt to offset their payments to the Company against debts owed to the payors by the healthcare providers. The Company may have a conflict of interest when the Company acts as servicer for an equipment-based securitization and originates medical receivables loans to borrowers whose previous equipment loans have been securitized. The Company's efforts to develop suitable sources of funding for its medical receivables financing business through securitization or other structured finance transactions may be constrained or hindered due to the fact that the use of structured finance transactions to fund medical receivables is a relatively new process.

    Credit Risk. Loans to outpatient healthcare providers, which constitute a substantial portion of the Company's customers, often require a high degree of credit analysis. Although the Company seeks to mitigate its risk of default and credit losses through its underwriting practices and loan servicing procedures and through the use of various forms of non-recourse or limited recourse financing (in which the financing sources that permanently fund the Company's equipment and other loans assume some or all of the risk of default by the Company's customers), the Company remains exposed to potential losses resulting from a default by an obligor. Obligors' defaults could cause the Company to make payments to the extent the Company is obligated to do so and in the case of its permanent equipment and other funding arrangements to the extent of the Company's remaining credit enhancement position; could result in the loss of the cash or other collateral pledged as credit enhancement under its permanent equipment and other funding arrangements; or could require the Company to forfeit any residual interest it may have retained in the underlying equipment. During the period after the Company initially funds a loan and prior to the time it funds the loan on a permanent basis, the Company is exposed to full recourse liability in the event of default by the obligor. In addition, under the terms of securitizations and other types of structured finance transactions, the Company generally is required to replace or repurchase equipment and other loans in the event they fail to conform to the representations and warranties made by the Company, even in transactions otherwise designated as nonrecourse or limited recourse.

    Defaults by the Company's customers also could adversely affect the Company's ability to obtain additional financing in the future, including its ability to use securitization or other forms of structured finance. The sources of such permanent funding take into account the credit performance of the equipment and other loans previously financed by the Company in deciding whether and on what terms to make new loans. In addition, the credit rating agencies and insurers that are often involved in securitizations consider prior credit performance in determining the rating to be given to the securities issued in securitizations sponsored by the Company and whether and on what terms to insure such securities. To date, all of the Company's medical receivable loans (as opposed to its equipment loans) have been funded on a full recourse basis whereby the Company is fully liable for any losses that are incurred.

    Under the Company's wholesale program, the Company purchases equipment loans from originators that generally do not have direct access to the securitization market as a source of permanent funding for their loans. The Company does not work directly with the borrowers at the origination of these equipment loans and therefore is not directly involved in structuring the credits, however the Company independently verifies credit information supplied by the originator. Accordingly, the Company faces a somewhat higher degree of risk when it acquires loans under the wholesale program. During the years ended June 30, 1997 and 1996, loans purchased under the wholesale program constituted 21.2% and 30.1%, respectively, of the total loans originated during the period. There can be no assurance that the Company will be able to grow this business successfully or avoid the credit risks related to wholesale loan origination.

COMPETITION

    The financing of sophisticated medical equipment is highly competitive. The Company competes with equipment manufacturers that sell and finance their own products, leasing subsidiaries of national and regional commercial banks and other leasing and financing companies. Many of the Company's competitors have significantly greater financial and marketing resources than the Company. In addition, the levels of competition in the lower-cost diagnostic and patient treatment device market and medical receivable financing market are greater than the levels of competition historically experienced by the Company in the higher cost medical equipment market. There can be no assurance that the Company will be able to compete successfully in any or all of its targeted markets.

GOVERNMENT REGULATION

    Although most states do not regulate the equipment financing business, certain states do require licensing of lenders and financiers, limitations on interest rates and other charges, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. In addition, the operation of certain types of diagnostic imaging and patient treatment equipment is regulated by federal, state and/or local authorities. For example, a shared service provider or healthcare provider using equipment financed by the Company may be required to obtain and maintain approvals from governmental authorities in order to service other healthcare providers with whom it has entered into service agreements. Failure by the Company's customers to comply with these requirements could adversely affect their ability to meet their obligations to the Company. The ability of the Company's equipment financing customers to satisfy their obligations to the Company also could be adversely affected by changes in regulations which limit or prohibit the referral of patients by physicians who have invested in healthcare facilities financed by the Company.

EMPLOYEES

      As of July 3, 1997, the Company had 137 full-time employees consisting of 8 executive officers, 26 sales and sales management personnel, and 107 administrative, accounting and technical personnel. None of the Company's employees are covered by a collective bargaining agreement, and management believes that its relationship with its employees is good.

ITEM 2.     PROPERTIES

      The Company owns no real property and leases all of its offices. The Company's principal executive offices are located in Doylestown, Pennsylvania. In total, the Company leases an aggregate of approximately 40,000 square feet of office space in various states. The Company believes that the present facilities are adequate to meet its foreseeable needs.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 30, 1997, the executive officers of DVI, Inc. were:

      NAME                    AGE   POSITION
      ----                    ---   --------
      Michael A. O'Hanlon     50    Director, President and Chief Executive Officer
      Steven R. Garfinkel     54    Executive Vice President and Chief Financial Officer
      Richard E. Miller       45    Executive Vice President
      Anthony J. Turek        54    Executive Vice President and Chief Credit Officer
      John P. Boyle           48    Vice President and Chief Accounting Officer
      Melvin C. Breaux        56    Vice President, Secretary and General Counsel
      Cynthia J. Cohn         38    Vice President
      Alan J. Velotta         50    Vice President

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

      STEVEN R. GARFINKEL is an executive vice president of the Company and its chief financial officer. Mr. Garfinkel also serves on the executive committee of DVI. Mr. Garfinkel joined the Company in September 1995. His responsibilities include corporate finance, loan funding, balance sheet management, accounting and financial reporting, internal control and financial planning. Mr. Garfinkel has extensive experience in developing and managing corporate finance relationships, money market funding, derivative hedging, financial planning and management information systems. Before joining DVI, Mr. Garfinkel spent his twenty-nine year career with two large bank holding companies: CoreStates Financial Corp. and First Pennsylvania Corporation. For twenty years he was either controller or treasurer of those organizations. Mr. Garfinkel received his Master of Business Administration degree from Drexel University, and his Bachelor of Arts degree from Temple University.

      RICHARD E. MILLER is an executive vice president of the Company. Mr. Miller joined the Company in April 1994. Mr. Miller is president of DVI Financial Services Inc. and also serves on the executive committee of DVI. His primary responsibility is to manage the Company's equipment financing business in the United States. Before joining the Company, he served for six years as vice president sales for Toshiba America Medical Systems, a major distributor of medical imaging equipment. Previously, Mr. Miller was national sales manager for Thomsen CGR, a French manufacturer of medical imaging equipment, which was acquired by General Electric Medical Systems. He also previously served in sales management with General Electric Medical Systems. Mr. Miller has a Bachelor of Arts degree from Eastern College.

      ANTHONY J. TUREK is an executive vice president and the chief credit officer of DVI. Mr. Turek has served in that capacity since March 1988. Mr. Turek also serves on the executive committee of DVI. Prior to joining the Company, Mr. Turek was vice president, Commercial Banking at Continental Illinois National Bank ("CINB") in Chicago from 1968 to 1988. For the five years prior to joining DVI, Mr. Turek managed the equipment leasing and transportation divisions of CINB. Prior responsibilities included management positions in the special industries, metropolitan and national divisions of CINB. Before his employment with CINB, Mr. Turek was a trust officer with Bank of America. Mr. Turek received his Bachelor of Science degree from Iowa State University and his Master of Science degree from the University of Missouri.

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

      ALAN J. VELOTTA is a vice president of the Company. He was appointed President of DVI Business Credit in April 1997. Mr. Velotta joined the Company in April 1994 as a group managing director of DVI Capital, the Company's wholesale group. His primary responsibility is to apply to Business Credit the same finance, leadership and technical skills he used to develop DVI Capital. Prior to joining DVI, he served as vice president-operations for Picker Financial Group, the captive leasing company of Picker International. Previously, Mr. Velotta was vice president/central division manager for Chrysler Capital Corporation.

                         -----------------------------

      For the purposes of calculating the aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares owned by directors and executive officers of the Company, by CIBC Trust Company (Bahamas) and by Ronald Baron. However, this should not be deemed to constitute an admission that all such persons or entities are, in fact, affiliates of the Registrant, or that there are not other persons who may be deemed to be affiliates of the Registrant. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement relating to its scheduled December 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

                                     PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Price Range of  Common Stock

The following table sets forth high and low last reported sales prices per share of Common Stock on the New York Stock Exchange, Inc. for the periods indicated:

FISCAL YEAR ENDED JUNE 30, 1997                     HIGH                   LOW
-------------------------------                     ----                   ---
First Quarter ......................               $17 3/8               $12 1/4
Second Quarter .....................                14 7/8                12 1/2
Third Quarter ......................                13 3/8                11
Fourth Quarter .....................                14 5/8                11 1/4



FISCAL YEAR ENDED JUNE 30, 1996                     HIGH                   LOW
-------------------------------                     ----                   ---
First Quarter ..................................   $13 3/4               $11 1/8
Second Quarter..................................    14 1/2                12 5/8
Third Quarter ..................................    14 3/8                12 1/4
Fourth Quarter .................................    15 7/8                13


DIVIDEND POLICY

The Company has not declared or paid any cash dividends since its inception, and the Company anticipates that any future earnings will be retained for investment in corporate operations. Any declaration of dividends in the future will be determined in light of the conditions affecting the Company at that time, including, among other things, its earnings, financial condition, capital requirements, level of debt and the terms of any contractual limitations on dividends. The Company's principal warehouse facility prohibits DVI Financial Services, the Company's principal operating subsidiary, from paying cash dividends. In addition, the agreement with respect to the Company's Senior Notes and 9-1/8% Convertible Subordinated Notes due 2002 (the "Convertible Subordinated Notes") places limitations on the payment of dividends by the Company and its subsidiaries.

As of August 29, 1997, there were approximately 5,035 beneficial holders of the Company's Common Stock.

ITEM 6. SUMMARY CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  YEARS ENDED JUNE 30,
                                                                   ---------------------------------------------------

                                                                     1997       1996       1995       1994       1993
                                                                   -------    -------    -------    -------    -------
STATEMENT OF OPERATIONS DATA:
Finance and other income ......................................    $55,971    $49,013    $35,985    $20,609    $14,095
Interest expense ..............................................     38,395     30,489     22,860      8,833      5,005
Net interest and other income .................................     17,576     18,524     13,125     11,776      9,090
Selling, general and administrative expenses ..................     13,382      9,898      7,891      6,049      5,487
Provision for losses on receivables ...........................      2,386      2,325      1,261      1,716        248
Earnings from continuing operations before provision for
 income taxes, equity in net earnings (losses) of investees
 and discontinued operations ..................................     15,847     14,333      7,015      4,313      4,459
Net earnings from continuing operations .......................      8,941      8,175      4,069      2,260      2,580
Net primary earnings per share from continuing operations .....    $  0.81    $  0.81    $  0.61    $  0.34    $  0.39
Weighted average number of shares outstanding .................     11,098     10,118      6,652      6,717      6,601




                                                                       JUNE 30,
                                               --------------------------------------------------------

                                                 1997        1996        1995        1994        1993
                                               --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Cash and cash equivalents .................    $  8,935    $  2,376    $  1,963    $  1,714    $  2,199
Cash and cash equivalents, restricted .....      26,425      32,522      12,241      13,065       6,825
Total assets ..............................     634,119     560,894     432,876     265,949     147,161
Borrowings under warehouse facilities .....      44,586     168,108     155,172      34,586      45,221
Long-term debt, net .......................     435,238     267,568     219,130     162,964      51,827
Shareholders' equity ......................      95,755      85,263      40,250      33,993      34,664


The Company has not declared or paid any cash dividends since its inception. (See Dividend Policy.) See Item 7 for management's discussion of discontinued operations.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is an independent specialty finance company that conducts a medical equipment finance business and a related medical receivables finance business. The Company finances diagnostic imaging and other types of sophisticated medical equipment used by outpatient healthcare providers, medical imaging centers, groups of physicians, integrated healthcare delivery networks and hospitals. The Company also provides lines of credit to a wide variety of healthcare providers, substantially all of which are collateralized by third party medical receivables due from Medicare, Medicaid, HMO's, PPO's and commercial insurance companies.

CERTAIN ACCOUNTING CONSIDERATIONS

    Equipment financing. For accounting purposes, the Company classifies equipment contracts it originates as notes secured by equipment, direct financing leases or operating leases. Notes secured by equipment and direct financing leases are generally those transactions in which the obligor has substantially all of the benefits and risks of ownership of the equipment. Operating leases are generally those which only provide for the rental of the asset. The different classifications can result in accounting treatments that provide substantially different income and costs during the transaction term. Direct financing leases and notes secured by equipment are reflected on the Company's balance sheet as "investment in direct financing leases and notes secured by equipment or medical receivables." For statements of operations purposes, those transactions result in amortization of finance income over the transaction term in the amounts computed using the interest method.

The Company enters into two types of direct financing lease transactions, which are referred to as "conditional sales agreements" and "fair market value transactions." Conditional sales agreements and notes secured by equipment represent those transactions in which no residual interest in the underlying equipment is retained by the Company. Fair market value transactions are those transactions in which the Company retains a residual interest in the equipment. This residual interest is recorded on the Company's books as an estimate of the projected value of the financed equipment at the end of the transaction term. At the inception of notes secured by equipment and direct financing lease transactions, "unearned income" represents the amount by which the gross transaction receivables and the estimated residual value (on fair market value transactions) exceed equipment cost.

Beginning in 1993, the Company significantly reduced its emphasis on entering into fair market value transactions and adopted a strategy to reduce the percentage of residual interests on its balance sheet, and accordingly, the percentage of the Company's equipment financing transactions structured as loans and conditional sales agreements has increased significantly. During the Company's fiscal year ended June 30, 1997 ("fiscal 1997") the amount of residual interest has increased, but as a percentage of net financed assets it remained consistent with the Company's fiscal year ended June 30, 1996 ("fiscal 1996") percentage of 1.0%. As of June 30, 1997, residual valuation increased to $8.3 million from $6.2 million at June 30, 1993, and from 5.3% of net financed receivables as of June 30, 1993 to 1.4% at June 30, 1997. The Company believes that loans and conditional sales agreements will constitute a high percentage of its equipment financing transactions in the future.

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

Notes secured by equipment and direct financing lease transactions are all "net" transactions under which the obligor must make all scheduled payments, maintain the equipment, insure the equipment against casualty loss and pay all equipment-related taxes. In fair market value transactions, at the end of the initial financing term, the obligor has the option either to purchase the equipment for its fair market value, extend the financing term under renegotiated payments or return the equipment to the Company. If the equipment is returned to the Company, the Company must sell or lease the equipment to another user.

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

MEDICAL RECEIVABLES FINANCING

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

DISCONTINUED OPERATIONS

In June 1993, the Company adopted a formal plan to discontinue its healthcare services segment. At the end of fiscal 1993, the Company established a reserve for the divestiture of the operations and recorded a loss on discontinued operations and disposal of discontinued operations. As of June 30, 1994, the Company had disposed of or entered into definitive agreements to sell the outpatient facilities, had written off the investment and assets of the remainder, and recorded an additional $3.1 million after-tax charge in excess of the amounts of estimated losses reported as of June 30, 1993 for the disposition of this segment of the Company's business.

RESULTS OF OPERATIONS

The Company has classified income under the categories of "amortization of finance income," "other income" and "net gain on sale of financing transactions." Amortization of finance income consists of the interest component of scheduled payments on notes secured by equipment (or medical receivables) and direct financing leases, and is calculated using the interest method whereby the income is reported over the term of the transactions. Other income consists primarily of fees and late charges, dividends on investment in investee's preferred stock, servicing fees, income from asset disposals and income from receivable purchases and billing/collecting activities which the Company has curtailed. Net gain on sale of financing transactions consists of gains recognized when the Company permanently funds transactions through whole loan sales.

IMPACT OF FINANCING STRATEGIES ON RESULTS OF OPERATIONS

The Company's financing strategy is to obtain permanent funding for its equipment and medical receivable loans through securitization and to sell the remainder to reduce borrower concentration and to manage the Company's leverage. When funding loans through securitization, the issuer generally can structure the securitization so that the funding is treated for accounting purposes either as long-term debt secured by equipment loans owned by the Company, or as a sale. The accounting method to report finance income differs significantly depending on which of the two structures the issuer uses. When the Company sponsors a securitization it treats the proceeds as long-term debt on its financial statements and reports the finance income over the term of the equipment loans that are funded. When the Company sells loans, it recognizes the unamortized finance income at the time the funding takes place; however, even in a funding treated as a sale, the Company may recognize servicing and/or interest income on its subordinated interest over the remaining term of the equipment loans sold.

Over the past few years the Company has focused its strategy on increasing its market share. There can be no assurance that the Company's historical growth rate or current profitability can be sustained in the future. Additionally, the Company's expense levels are based in part on its expectations as to future financing volumes, and the Company may be unable to adjust spending in a timely manner to compensate for a decrease in demand for financing of medical equipment and receivables. Accordingly, operating results may be adversely impacted by future fluctuations in such demand. The Company believes that general economic conditions have not had a material adverse effect on the Company's recent operating results. There can be no assurances, however, that general economic conditions will not have a material adverse effect on the Company in the future.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

Total equipment financing loans originated were $401.7 million in fiscal 1997 compared with $316.8 million in fiscal 1996, an increase of 26.8%. Net financed assets totaled $580.6 million at June 30, 1997, an increase of $126.2 million or 27.8% over the prior year. Not included in net financed assets were the loans sold but still serviced by the Company, which increased to $389.6 million as of June 30, 1997 compared to $218.6 million as of June 30,1996, an increase of 78.2%. Managed net financed assets, the aggregate of those appearing on the Company's balance sheet and those which have been sold and are still serviced by the Company, totaled $925.8 million as of June 30, 1997, representing a 44.6% increase over the total as of June 30, 1996.

In the Company's medical receivable financing business, new commitments of credit in fiscal 1997 were $101.1 million compared with $40.0 million in fiscal 1996, an increase of 152.8%. Medical receivables funded at June 30, 1997 totaled $87.4 million, an increase of $48.8 million or 126.4% over the prior year.

Total finance and other income increased 14.2% to $56.0 million for the year ended June 30, 1997 from $49.0 million the prior year. A component of total finance and other income, amortization of finance income, increased 11.3% to $49.5 million for the year ended June 30, 1997 from $44.5 million for the year ended June 30, 1996. The increase was primarily a result of the overall increase in the size of the Company's loan portfolio. The remaining component of total finance and other income, other income (which consists primarily of contracts, servicing, origination fees and dividends on investment in investee's preferred stock) increased 42.9% to $6.4 million in fiscal 1997 as compared to $4.5 million in fiscal 1996. The increase is due mainly to fees earned on larger portfolios and servicing income.

For the year ended June 30, 1997, interest expense increased 25.9% to $38.4 million from $30.5 million in the prior year. The increase in interest expense is primarily a result of the growth of the Company's loan portfolio and issuance of senior notes. As a percentage of total finance and other income, interest expense was 68.6% in the year ended June 30, 1997 compared to 62.2% in the same period a year earlier.

The net gain on sale of financing transactions increased 74.8% to $14.0 million for the year ended June 30, 1997 compared with a gain of $8.0 million for the same period in the prior year. Loans sold during the year ended June 30, 1997 were $233.0 million compared to $175.1 million during the prior fiscal year.

Selling, general and administrative expenses (SG&A) increased 35.2% to $13.4 million for the year ended June 30, 1997 from $9.9 million for the year ended June 30, 1996. The increase over the prior fiscal year is primarily related to the development of its medical receivables, vendor finance and international businesses and the 44.6% growth in managed net financed assets. To support this growth, the Company increased its personnel to 137 employees from 129 one year earlier.

The provision for losses on receivables was $2.4 million for the year ended June 30, 1997 as compared to $2.3 million for the previous year. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the provisions are adequate based on current trends in the Company's delinquencies and losses. The Company's charge-offs for the quarters ended September 30, 1996, December 31, 1996, March 31, 1997, and June 30, 1997 were $10,000, $5,000,
$255,000 and $166,000, respectively, which represents 0.23%, 0.10%, 5.24% and
2.78% respectively, of the quarter-end allowance for losses.

Earnings before provision for income taxes and equity in net losses of investees increased 10.6% to $15.8 million for the year ended June 30, 1997 compared to $14.3 million a year earlier. Net earnings were $8.9 million or $0.81 per share for the year ended June 30, 1997 as compared to net earnings of $8.2 million or $0.81 per share in the prior year.

The Company's cash and cash equivalents at June 30, 1997 and June 30, 1996 were $8.9 million and $2.4 million, respectively. The following describes the changes from June 30, 1996 to June 30, 1997 in the items which had the most significant impact on the Company's cash flow during the year ended June 30, 1997.

The Company's net cash provided by operating activities was $70.1 million for the year ended June 30, 1997 compared to $71.2 million net cash used in operations for the year ended June 30, 1996. The increase in cash provided during the year ended June 30, 1997 is mainly attributed to the amount due from the portfolio sale at June 30, 1996 being received.

The Company's net cash used in investing activities increased to $105.9 million for the year ended June 30, 1997, as compared to $25.4 million for the year ended June 30, 1996. This increase is primarily attributed to cash used to acquire equipment and to finance notes secured by medical receivables of $477.8 million during the year ended June 30, 1997 compared to $304.3 million for the year ended June 30, 1996. These uses of cash were offset by $373.0 million and $280.5 million of portfolio receipts net of amounts included in income and proceeds from the sale of financing transactions for the same periods.

The Company's net cash provided by financing activities was $42.3 million for the year ended June 30, 1997 down from $97.1 million for the year ended June 30, 1996. This results from a net increase in the Company's borrowings over repayments of $41.2 million for the year ended June 30, 1997, as compared to a $59.2 million net increase in borrowings over repayments for the year ended June 30, 1996. In fiscal 1997 the Company completed a public offering of $100.0 million of Senior Notes. In addition, in 1996 $29.0 million was provided through the equity offering.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

Total equipment financing loans originated were $316.8 million in fiscal 1996 compared with $238.0 million in the Company's fiscal year ended June 30, 1995 ("fiscal 1995"), excluding the Concord Leasing portfolio purchase ($76.1 million purchased in fiscal 1995), an increase of 33.1%. Net financed assets for this business totaled $454.4 million at June 30, 1996, an increase of $53.8 million or 13.4% over the prior year. In the Company's medical receivable financing business, new commitments of credit in fiscal 1996 were $40.0 million compared with $23.9 million in fiscal 1995, an increase of 67.4%. Medical receivables funded at June 30, 1996 totaled $38.6 million, an increase of $16.1 million or 71.6% over the prior year.

Amortization of finance income increased 31.2% to $44.5 million for the year ended June 30, 1996 from $33.9 million for the year ended June 30, 1995. The increase was primarily a result of the overall increase in the size of the Company's net financed receivables.

Other income, which consists primarily of fees and late charges, dividends on investment in investee's preferred stock, servicing fees, income from receivables purchases and income from billing/collecting activities which the Company has curtailed, increased 119.7% to $4.5 million in fiscal 1996 as compared to $2.1 million in fiscal 1995. The increase is due to the growth in the medical receivables business fees and the servicing of a larger loan portfolio.

For the year ended June 30, 1996, interest expense increased 33.4% to $30.5 million from $22.9 million in the prior year. For the year ended June 30, 1996, the Company's average indebtedness (calculated based on period beginning and period ending balances) increased 41.6% to $405.0 million from $285.9 million in the prior year. The increase in interest expense and average indebtedness is primarily a result of the growth of the Company's loan portfolio. As a percentage of total finance and other income, interest expense was 62.2% in the year ended June 30, 1996 compared to 63.5% in the same period a year earlier.

The net gain on sale of financing transactions increased 164.0% to $8.0 million for the year ended June 30, 1996 compared with a gain of $3.0 million for the same period in the prior year. Loans sold during the year ended June 30, 1996 were $175.1 million compared to $115.8 million during the prior fiscal year. The increase reflects the Company's attempt to partially offset the near term costs of its newer business units and international initiatives.

Net finance income was $26.6 million for the year ended June 30, 1996, as compared to $16.2 million for the year ended June 30, 1995, an increase of 64.3%. The increase was primarily a result of the overall increase in the size of the Company's loan portfolio. The Company's net interest margins on its portfolio for the years ended June 30, 1996 and 1995 were 4.07% and 4.10%, respectively, which reflects increased competition, more aggressive pricing for market share growth and the sale of higher margin contracts.

Selling, general and administrative expenses (SG&A) increased 25.4% to $9.9 million for the year ended June 30, 1996 from $7.9 million for the year ended June 30, 1995. Included in the fiscal year 1996 expense is $519,000 of non-recurring expenses incurred in the third quarter ended March 31, 1996 for the defense and settlement of lawsuits primarily relating to employee matters. Excluding the impact of these legal costs, total selling, general and administrative expenses increased 18.9% over the prior fiscal year, mainly as a result of the 36.2% growth in loan originations and the 44.0% growth in average net financed assets. The majority of the 18.9% increase is due to employee-related costs resulting from the increase in employees during the year.

The provision for possible losses on receivables was $2.3 million for the year ended June 30, 1996 as compared to $1.3 million for the previous year. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the provisions are adequate based on current trends in the Company's delinquencies and losses. The Company's charge-offs for the quarters ended September 30, 1995, December 31, 1995, March 31, 1996, and June 30, 1996 were $38,000, $528,000, $270,000 and $745,000, respectively, which represents 1.01%,
13.54%, 6.59% and 18.50% respectively, of the quarter-end allowance for losses.

The Company's net earnings were $8.2 million or $0.81 per share for the year ended June 30, 1996 as compared to net earnings of $4.1 million or $0.61 per share in the prior year.

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

As a result of the rapid growth of the Company's equipment financing business, the amount of warehouse and permanent funding it requires has significantly increased. To meet its requirements for increased warehouse funding, the Company has expanded its warehouse facilities with banks and has obtained warehouse facilities with investment banking firms the Company uses for its securitizations. To meet its requirements for increased permanent funding, the Company has enhanced its ability to fund equipment loans by both securitization and whole loan sales. If suitable sources of both warehouse and permanent funding are not available in the future, the Company's growth will be constrained and it may be forced to use less attractive funding sources in order to ensure its liquidity.

In addition to the interim and permanent funding referred to above, the Company's continued growth in loan origination and net financed assets requires substantial amounts of external funding, primarily to fund the reserve account or overcollateralization requirements that are applied in connection with securitization and sales of the Company's loans. These funds essentially provide the credit enhancement for the Company's leveraged investments in its loan portfolios, and typically are obtained through sales of debt or equity securities by the Company.

As a result of these external funding requirements, in June 1994, the Company completed a $15.0 million private placement of Convertible Subordinated Notes. The agreement with respect to the Convertible Subordinated Notes contains, among other things, limitations on the Company's ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. In August 1995, the Company completed a public offering of 2,875,000 shares of its common stock for which it received net proceeds of $29.0 million. In January 1996, holders of 615,605 of the Company's warrants and units, issued in February 1991, redeemed their warrants and units for shares of the Company's Common Stock at $12.00 or $12.60 per share by the final exercise date of January 26, 1996. As a result of the redemption, the Company received cash proceeds of $7.4 million.

On January 30, 1997, the Company completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004. The agreement with respect to the Senior Notes contains, among other things, limitations on the Company's ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. Interest is payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1997. The Senior Notes will be redeemable at the option of the Company in whole or in part at any time on or after February 1, 2002 at specified redemption prices. The proceeds from the sale are being used (i) to fund the Company's growth, including increasing the amount of equipment and medical receivables loans the Company can fund, (ii) to develop the Company's new international operations, including the purchase of receivables originated outside the United States and investment in joint ventures, (iii) for other working capital needs and (iv) for general corporate purposes.

Although the Company believes that cash available from operations, investing and financing activities will be sufficient to fund the Company's current needs for its equipment financing and its related medical receivable businesses, there can be no assurance in this regard and the Company may encounter liquidity problems which could effect its ability to meet such needs while attempting to withstand competitive pressures or adverse economic conditions.

    Warehouse Facilities. At June 30, 1997, the Company had available an aggregate of $398.0 million under various warehouse facilities for equipment loan financing. The Company's primary credit facility, pursuant to a revolving credit agreement with a syndicate of banks ("Agreement"), provides for the borrowing of up to $128.0 million. Borrowings under this facility bear interest at the Company's option of (1) from prime to prime plus 0.125% or (2) from 1.20% up to 1.65% over the 30, 60 or 90-day LIBOR rate based on the Company's leverage ratio as defined in the Agreement. Included in the Agreement is an $18.0 million sub-limit for borrowings secured by medical receivables loans originated by the Company. The Agreement is renewable annually at the bank syndicate's discretion. The Agreement prohibits the Company from paying dividends other than dividends payable solely in shares of the Company's stock and limits borrowings to specified levels determined by ratios based on the Company's tangible net worth. As of June 30, 1997, the Company was in compliance with the financial covenants of the Agreement.

The Company has two $100.0 million interim equipment loan funding facilities with investment banks. These facilities are available to fund certain equipment loans which are to be securitized. Loans made under this facility bear interest at a rate of 0.85% over the 30-day LIBOR rate. Borrowings under the facility are secured by certain equipment loans and the equipment financed thereunder.

The Company has a $5.0 million facility with a bank for the funding of loans ineligible for securitization.

The Company has two credit facilities for its medical receivables financing business. The first facility is for $15.0 million with an interest rate of prime plus 2.00% and matures in June 1998. The second facility is for $50.0 million with an interest rate of 30-day LIBOR plus 1.90% and matures in September 1997.

The Company's use of securitization significantly affects its needs for warehouse facilities. When using securitization, the Company is required to hold loans in warehouse facilities until a sufficient quantity is accumulated to meet the various requirements of the credit rating agencies and others involved, and to make a securitization cost effective. Generally, loans totaling $50 to $200 million will be placed in each securitization pool.

    Permanent Funding Methods. The Company has completed sixteen securitizations or other structured finance transactions for medical equipment financings totaling $1.15 billion, including two public debt issues of $75.7 million and $90.0 million and fourteen private placements of debt and whole loan sales totaling $987.0 million. In January 1994, the Company filed a registration statement (Registration No. 33-74446) with the Securities and Exchange Commission (SEC) to provide for the future issuance of securitized debt in a series of transactions pursuant to the SEC's "shelf" registration rule up to an aggregate of $350.0 million. The registration statement was declared effective by the SEC on June 23, 1994. The $75.7 million and $90.0 million public debt issues were the two initial fundings under the $350.0 million shelf registration. In January 1996, the Company completed a $25.0 million private placement securitization of medical receivables loans with a domestic insurance company to fund its medical receivables financing business. The Company expects to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans for the foreseeable future. If for any reason the Company were to become unable to access the securitization market to permanently fund its equipment loans, the consequences for the Company would be materially adverse.

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

    Hedging Strategy. When the Company borrows funds through warehouse facilities, it is exposed to a certain degree of risk caused by interest rate fluctuations. Although the Company's equipment loans are structured and permanently funded on a fixed interest rate basis, it uses warehouse facilities until permanent funding is obtained. Because funds borrowed through warehouse facilities are obtained on a floating interest rate basis, the Company uses hedging techniques to protect its interest rate margins during the period that warehouse facilities are used and securitization and sales are anticipated. The Company uses derivative financial instruments, such as forward rate agreements, Treasury locks, and interest rate swaps, caps and collars to manage its interest rate risk. The derivatives are used to manage three components of this risk: interest sensitivity adjustments, hedging anticipated loan securitizations and sales, and interest rate spread protection. The Company's hedging techniques may not necessarily protect it from interest rate risks in all interest rate environments. See "Business - Capital Resources and Transaction Funding - Hedging Strategy."

INCOME TAX ISSUES

Historically, the Company has deferred a portion of its federal and state income tax liability because of its ability to obtain depreciation deductions from transactions structured as fair market value leases. In addition, the Company structured its sale of financing transactions in the quarter ended June 30, 1997 as a borrowing for tax purposes versus a sale for book (GAAP) purposes. Future sales of financing transactions may also be structured in this manner. Lastly, the Company disposed of a portion of its equipment residual portfolio in fiscal 1994 and may continue to do so in future periods.

INFLATION

The Company does not believe that inflation has had a material affect on its operating results during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Any statements contained in this Form 10-K which are not historical facts are forward-looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to, changes (legislative and otherwise) in the healthcare industry, those relating to demand for DVI's services, pricing, market acceptance, the effect of economic conditions, litigation, competitive products and services, the results of financing efforts, the ability to complete transactions, and other risks identified in the Company's Securities and Exchange Commission filings.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below , as part of Part II, Item 8.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                               Page
                                                                             Number
                                                                             ------
Independent Auditors' Report ..........................................          21

Consolidated Balance Sheets as of June 30, 1997 and 1996 ..............       22-23

Consolidated Statements of Operations for the years ended
   June 30, 1997, 1996 and 1995 .......................................          24

Consolidated Statements of Shareholders' Equity for the years ended
   June 30, 1997, 1996 and 1995 .......................................          25

Consolidated Statements of Cash Flows for the years ended
   June 30, 1997, 1996 and 1995 .......................................       26-27

Notes to Consolidated Financial Statements ............................       28-41

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
DVI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DVI, Inc. and its subsidiaries (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DVI, Inc. and its subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
July 31, 1997

CONSOLIDATED BALANCE SHEETS



ASSETS

                                                                                         June 30,
                                                                                 ------------------------
(in thousands of dollars except share data)                                         1997          1996
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents ...................................................    $   8,935     $   2,376

Cash and cash equivalents, restricted .......................................       26,425        32,522

Amounts due from portfolio sale .............................................           --        54,797

Receivables:
  Investment in direct financing leases and notes secured by equipment or medical receivables:
   Receivables in installments ..............................................      496,861       424,858
   Receivables and notes - related parties ..................................        9,453        16,999
   Recourse credit enhancements .............................................       46,095        35,734
   Notes collateralized by medical receivables ..............................       85,649        34,338
   Residual valuation .......................................................        8,276         4,347
   Unearned income ..........................................................      (69,739)      (65,722)
                                                                                 ---------     ---------
   Net investment in direct financing leases and notes secured
     by equipment or medical receivables ....................................      576,595       450,554

   Less: Allowance for losses on receivables ................................       (5,976)       (4,026)
                                                                                 ---------     ---------

Net receivables .............................................................      570,619       446,528

Equipment on operating leases
  (net of accumulated depreciation of $2,301 (1997) and $2,152 (1996)) ......        4,041         3,845

Furniture and fixtures
  (net of accumulated depreciation of $1,702 (1997) and $1,052 (1996)) ......        2,389         2,046

Investments in investees ....................................................        6,609         7,019

Goodwill, net ...............................................................        3,953         4,259

Other assets ................................................................       11,148         7,502
                                                                                 ---------     ---------

Total assets ................................................................    $ 634,119     $ 560,894
                                                                                 =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                         June 30,
                                                                                  ----------------------
(in thousands of dollars except share data)                                            1997         1996
--------------------------------------------------------------------------------------------------------
Accounts payable .............................................................    $  30,722     $ 23,560

Accrued expenses and other liabilities .......................................       19,208       11,650

Borrowings under warehouse facilities ........................................       44,586      168,108

Deferred income taxes ........................................................        8,610        4,745

Long-term debt, net:
   Notes payable to financial institutions ...................................        6,168           --
   Discounted receivables (primarily limited recourse) .......................      317,863      253,759
   9 7/8% Senior notes due 2004 ..............................................       95,883           --
   Subordinated debt .........................................................        2,000           --
   Convertible subordinated notes ............................................       13,324       13,809
                                                                                  ---------     --------
Total long-term debt, net ....................................................      435,238      267,568
                                                                                  ---------     --------

Total liabilities ............................................................      538,364      475,631

Commitments and contingencies (Note 11)

Shareholders' equity:
   Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued Common stock, $.005 par value; authorized 25,000,000 shares;
      outstanding 10,506,848 shares (1997) and 10,409,370 shares (1996) ......           53           52
   Additional capital ........................................................       68,828       67,162
   Retained earnings .........................................................       26,990       18,049
   Cumulative translation adjustments ........................................         (116)          --
                                                                                  ---------     --------

Total shareholders' equity ...................................................       95,755       85,263
                                                                                  ---------     --------

Total liabilities and shareholders' equity ...................................    $ 634,119     $560,894
                                                                                  =========     ========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Year Ended June 30,
                                                                     ----------------------------------------
(in thousands of dollars except per share data)                             1997           1996          1995
-------------------------------------------------------------------------------------------------------------
Finance and other income:
   Amortization of finance income ...............................    $    49,535    $    44,509    $   33,935
   Other income .................................................          6,436          4,504         2,050
                                                                     -----------    -----------    ----------

Total finance and other income ..................................         55,971         49,013        35,985
Interest expense ................................................         38,395         30,489        22,860
                                                                     -----------    -----------    ----------

Net interest and other income ...................................         17,576         18,524        13,125
   Net gain on sale of financing transactions ...................         14,039          8,032         3,042
                                                                     -----------    -----------    ----------

Net finance income ..............................................         31,615         26,556        16,167

   Selling, general and administrative expenses .................         13,382          9,898         7,891
   Provision for losses on receivables ..........................          2,386          2,325         1,261
                                                                     -----------    -----------    ----------

Earnings before provision for income taxes and
   equity in net loss of investees ..............................         15,847         14,333         7,015
Provision for income taxes ......................................          6,625          6,092         2,946
                                                                     -----------    -----------    ----------

Earnings before equity in net loss of investees .................          9,222          8,241         4,069
Equity in net loss of investees .................................            281             66            --
                                                                     -----------    -----------    ----------

Net earnings ....................................................    $     8,941    $     8,175    $    4,069
                                                                     ===========    ===========    ==========

Net earnings per share:
   Primary ......................................................    $      0.81    $      0.81    $     0.61
                                                                     ===========    ===========    ==========

   Fully diluted ................................................    $      0.78    $      0.77    $     0.60
                                                                     ===========    ===========    ==========


Weighted average number of shares outstanding - primary .........     11,098,000     10,118,000     6,652,000

Weighted average number of shares outstanding - fully diluted ...     12,457,000     11,564,000     8,310,000



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                     Unrealized
                                                    Common Stock                       Gain on
                                                  $.005 Par Value                     Available-                          Total
                                              ----------------------    Additional     for-Sale    Retained            Shareholders'
(in thousands of dollars)                       Shares        Amount     Capital     Investments   Earnings    CTA        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances at July 1, 1994 ...................   6,567,295        $33      $28,155      $    --      $ 5,805    $  --      $33,993
   Issuance of common stock upon
     exercise of stock options .............      97,216          1          626                                             627
   Conversion of subordinated notes ........      47,169                     500                                             500
   Unrealized gain on available-for-sale
     investments, net of deferred
     taxes of $769 .........................                                            1,061                              1,061
   Net earnings ............................                                                         4,069                 4,069
                                              ----------        ---      -------      -------      -------    -----      -------
Balances at June 30, 1995 ..................   6,711,680         34       29,281        1,061        9,874       --       40,250
   Issuance of common stock upon
     exercise of stock options
     and warrants ..........................     822,690          4        8,934                                           8,938
   Net proceeds from issuance of
     common stock ..........................   2,875,000         14       28,947                                          28,961
   Sale of available-for-sale
     investments, net of deferred
     tax benefit of $769 ...................                                           (1,061)                            (1,061)
   Net earnings ............................                                                         8,175                 8,175
                                              ----------        ---      -------      -------      -------    -----      -------
Balances at June 30, 1996 ..................  10,409,370         52       67,162           --       18,049       --       85,263
   Issuance of common stock
     upon exercise of stock
     options and warrants ..................      40,875          1        1,066                                           1,067
   Conversion of subordinated notes ........      56,603                     600                                             600
   Currency translation adjustment .........                                                                   (116)        (116)
   Net earnings ............................                                                         8,941       --        8,941
                                              ----------        ---      -------      -------      -------    -----      -------
Balances at June 30, 1997 ..................  10,506,848        $53      $68,828      $    --      $26,990    $(116)     $95,755
                                              ==========        ===      =======      =======      =======    =====      =======


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended June 30,
                                                                            ----------------------------------------------
(in thousands of dollars)                                                      1997              1996              1995
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ....................................................        $   8,941         $   8,175         $   4,069
                                                                            ---------         ---------         ---------
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
     Equity in net loss of investees ...............................              281                66                --
     Depreciation and amortization .................................           10,283             7,982             7,237
     Additions to allowance accounts ...............................            2,386             2,325             1,261
     Net gain on sale of financing transactions ....................          (14,039)           (8,032)           (3,042)
     Cumulative translation adjustments ............................               37                --                --
     Changes in assets and liabilities:
     (Increases) decreases in:
       Cash and cash equivalents, restricted .......................            6,097           (20,281)              824
       Amounts due from portfolio sale .............................           54,797           (54,797)               --
       Receivables .................................................          (14,086)          (29,505)            3,285
       Other assets ................................................           (3,155)            3,081             1,622
     Increases (decreases) in:
       Accounts payable ............................................            7,162            17,592           (17,839)
       Accrued expenses and other liabilities ......................            7,558             1,361              (576)
       Deferred income taxes .......................................            3,865               797             1,619
                                                                            ---------         ---------         ---------
     Total adjustments .............................................           61,186           (79,411)           (5,609)
                                                                            ---------         ---------         ---------
Net cash provided by (used in) operating activities ................           70,127           (71,236)           (1,540)
                                                                            ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cost of equipment acquired ....................................         (429,515)         (292,618)         (319,011)
     Portfolio receipts net of amounts included in income and
       proceeds from sale of financing transactions ................          372,973           280,541           161,448
     Net increase in notes collateralized by medical receivables ...          (48,293)          (11,667)          (16,855)
     Furniture and fixtures additions ..............................             (996)             (985)           (1,026)
     Investments in investees ......................................              (24)           (2,059)               --
     Cash received from sale of investments in investees ...........               --             1,341               828
                                                                            ---------         ---------         ---------
     Net cash used in investing activities .........................         (105,855)          (25,447)         (174,616)
                                                                            ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options and warrants ........................            1,067             8,938               626
     Equity offering ...............................................               --            28,961                --
     Borrowings under:
       Warehouse facilities ........................................          498,201           485,585           534,633
       Long-term debt ..............................................          283,825           120,705           107,510
     Repayments on:
       Warehouse facilities ........................................         (621,862)         (472,649)         (414,046)
       Long-term debt ..............................................         (118,944)          (74,434)          (52,328)
                                                                            ---------         ---------         ---------
     Net cash provided by financing activities .....................           42,287            97,106           176,395
                                                                            ---------         ---------         ---------


                                                                       continued

The accompanying notes are an integral part of these consolidated financial statements.

                                                                           Year Ended June 30,
                                                                  -------------------------------------
(in thousands of dollars)                                           1997           1996           1995
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .....        $ 6,559        $   423        $   239
Cash and cash equivalents, beginning of year .............          2,376          1,953          1,714
                                                                  -------        -------        -------
Cash and cash equivalents, end of year ...................        $ 8,935        $ 2,376        $ 1,953
                                                                  =======        =======        =======

CASH PAID DURING THE YEAR FOR:
 Interest ................................................        $34,892        $29,984        $22,400
                                                                  =======        =======        =======
 Income taxes ............................................        $ 4,777        $ 3,507        $ 1,650
                                                                  =======        =======        =======

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

During the year ended June 30, 1997, the Company transferred the net book value of equipment on operating leases in the amount of $491,000 to inventory which is classified with other assets.

At June 30, 1997, in accordance with Technical Bulletin 86-2, the Company has recorded in receivables in installments and accrued expenses an amount of $1.9 million representing the present value of future obligations the Company has guaranteed.

During the year ended June 30, 1996, the Company converted a $541,000 note receivable into shares of common stock of a domestic entity.

During the year ended June 30, 1997 and 1995, $600,000 and $500,000, respectively, of convertible subordinated notes were converted into common stock.




The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF OPERATIONS

DVI, Inc. (the Company or DVI) is engaged in the business of providing equipment and receivable financing for domestic and foreign users of diagnostic imaging, radiation therapy and other medical technologies. The Company's customer base consists principally of outpatient healthcare providers, physician groups and hospitals. By the terms of the underlying financing contracts, the Company's customers are generally considered in default if payment on a contract has not been received. Equipment under direct financing leases and notes secured by equipment, along with obligor guarantees and vendor recourse, serve as collateral for unpaid contract payments. Receivables under medical receivables financing transactions serve as collateral for unpaid contract payments.

ABILITY TO ACCESS THE SECURITIZATION MARKET - The Company's ability to complete securitizations and other structured finance transactions depends upon a number of factors, including general conditions in the credit markets, the size and liquidity of the market for the types of receivable-backed securities issued or placed in securitizations sponsored by the Company and the overall financial performance of the Company and its loan portfolio. Additionally, the Company's ability to securitize assets is dependent upon its ability to provide credit enhancement, which reduces the Company's liquidity and periodically requires it to obtain additional capital to enable the Company to expand its operations.

CREDIT RISK - Many of the Company's customers are outpatient healthcare providers that have complex credit characteristics. Providing financing for these customers involves considerable credit analysis.

CONTINUING NEED FOR CAPITAL - The Company's ability to maintain and build its financing business is dependent on its ability to obtain substantial amounts of warehouse and long-term debt financing.

REGULATION AND CONSOLIDATION - Additional regulatory attention has been directed towards physician-owned healthcare facilities and other arrangements whereby physicians are compensated, directly or indirectly, for referring patients to such healthcare facilities. Furthermore, the market is subject to consolidation among outpatient facilities, physician groups and hospitals. The Company's source of customers is subject to the effects of the regulatory actions and market consolidation.

INVESTMENTS IN FOREIGN AND INITIAL OPERATIONS - In an effort to mitigate the impact of regulation and consolidation and to expand the Company's market, the Company has initiated operations internationally and has made investments in certain emerging markets. The Company established a joint venture based in Singapore to service the medical equipment market in the Asia-Pacific region and steps have been taken to form a joint venture in Latin America. DVI Europe is the Company's branch established in the United Kingdom to service the medical equipment industry in Europe. The success and ultimate recovery of these investments is dependent upon many factors including foreign regulation, customs, currency exchange, the achievement of management's planned projections for these markets and the Company's ability to manage these operations.


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

TRANSLATION ADJUSTMENTS - All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

CASH EQUIVALENTS - Cash equivalents include highly-liquid securities with original maturities of 90 days or less.

CASH AND CASH EQUIVALENTS, RESTRICTED - Cash and cash equivalents, restricted consist of cash, certificates of deposit and U.S. Treasury obligations maintained by the Company which are pledged as collateral for certain limited recourse borrowings related to direct financing leases, notes secured by equipment and operating leases. The estimated fair value and the amortized cost of U.S. Treasury obligations as of June 30, 1997 and 1996, are $12.5 million and $14.2 million, respectively. There were no sales of U.S. Treasury obligations during the year ended June 30, 1997 and 1996. The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the classification of investments in debt and equity securities into three categories: held to maturity, trading and available-for-sale. At June 30, 1997 and 1996, the Company has only available-for-sale securities with maturities less than 90 days, which are included in restricted cash. Equity securities classified as available-for-sale securities are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of deferred taxes.

INVESTMENT IN DIRECT FINANCING LEASES AND NOTES SECURED BY EQUIPMENT - At contract commencement, the Company records the gross contract receivable, initial direct costs, estimated residual value of the financed equipment, if any, and unearned income. Included in this category are loans to officers for investment purposes which are not directly related to the Company's operations, and for the purpose of financing a personal residence. At June 30, 1997 and 1996, unamortized initial direct costs amounted to $7.0 million and $7.5 million, respectively. Initial direct costs are deferred and amortized over the life of the contract using the interest method which reflects a constant effective yield. The Company follows the accounting treatment outlined in FASB Technical Bulletin 86-2, which requires the present value of the future obligation be recorded as an asset and corresponding liability at the date the guarantee is assumed.

RECOURSE CREDIT ENHANCEMENTS - The most important source of permanent funding for the Company for equipment loan financing has been securitization and other forms of structured finance. Securitization is a process in which a pool of equipment loans (in the Company's case, typically 100 to 150) is transferred to a special-purpose financing vehicle which issues notes to investors. Principal and interest on the notes issued to investors by the securitization subsidiary are paid from the cash flows produced by the loan pool, and the notes are secured by a pledge of the assets in the loan pool as well as by other collateral. In the securitizations sponsored by the Company, equipment loans funded through the securitizations must be credit enhanced to receive an investment grade credit rating. Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated tranche of each individual transaction or an insurance policy. Typically, securitizations sponsored by the Company are enhanced through a combination of some or all of these methods. In the securitizations sponsored to date by the Company, the Company effectively has been required to furnish credit enhancement equal to the difference between (i) the aggregate principal amount of the equipment loans originated by the Company and transferred to the Company's special-purpose finance subsidiary and the related costs of consummating the securitization and
(ii) the net proceeds received by the Company in such securitizations. The requirement to provide this credit enhancement reduces the Company's liquidity and requires it periodically to obtain additional capital. There can be no assurance that the Company will be able to obtain additional capital.

NOTES COLLATERALIZED BY MEDICAL RECEIVABLES - Notes collateralized by medical receivables consist of note receivables resulting from working capital and other loans made to entities in the healthcare industry and receivables purchased from unrelated entities. The purchased receivables are stated at the lower of the Company's cost or the estimated collectible value.

RESIDUAL VALUATION - Residual values, representing the estimated value of the equipment at the end of the lease term, are recorded in the financial statements at the inception of each fair market value lease as amounts estimated by management based upon its experience and judgment. The residual values for operating leases are included in the leased equipment's net book value. The Company evaluates residual value on an ongoing basis and records any required changes in valuation. In accordance with generally accepted accounting principles, no upward revisions are recorded after the inception of the lease.

LOAN IMPAIRMENT - The Company accounts for impairment of a loan in accordance with SFAS No.114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for

Impairment of a Loan - Income Recognition and Disclosures. Impaired loans are measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral. A loan is considered impaired when it becomes probable the Company will be unable to collect all amounts due according to the contract terms.

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

INVESTMENTS IN INVESTEES - The investments in investees consist of common and nonvoting preferred equity interests in unrelated entities. The Company accounts for its investments in the common stock of these entities using either the cost or equity method of accounting, depending upon its ownership interests and its ability to influence policies and operations of the investee. The investment in the preferred stock of the investee is recorded at the lower of cost or estimated realizable value.

GOODWILL - Goodwill represents the excess purchase price over the net tangible assets stemming from the acquisition of Medical Equipment Finance Corporation (MEF Corp.). Goodwill relating to the acquisition of MEF Corp. is being amortized over a fifteen year period. The Company evaluates the recoverability of its goodwill separately for each applicable business acquisition at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess is recorded at that time.

OTHER ASSETS - Other assets consist of prepaid financing costs, advances related to the Company's serviced portfolio, equipment held for sale or lease which is stated at the lower of cost or its net realizable value, and miscellaneous accounts receivable.

DEBT ISSUANCE COSTS - Debt issuance costs related to the Company's warehouse facilities, securitizations, senior notes and convertible subordinated notes are offset against the related debt and are being amortized over the life of the notes using the interest method.

AMORTIZATION OF FINANCE INCOME - Amortization of finance income primarily consists of the interest component of scheduled payments on notes secured by equipment (or medical receivables) and direct financing leases and is calculated using the interest method so as to approximate a level rate of return on the net investment.

NET GAIN ON SALE OF FINANCING TRANSACTIONS - Gains arising from the sale of direct financing leases and investments in notes secured by equipment occur when the Company obtains permanent funding through the whole loan sale of a transaction to a third party. Subsequent to a sale, the Company has no or limited remaining interest in the transaction or equipment and no obligation to indemnify the purchaser in the event of a default on the transaction by the obligor, except when the sale agreement provides for participation in defined excess interest spreads or limited recourse in which the Company guarantees reimbursement under the agreement up to a specific maximum. Consequently, in the event of default by the obligor, the lender would exercise its rights under the lien with limited or no further recourse against the Company, notwithstanding any facts or circumstances that might promulgate the lender's assertion under representations and warranties made by the Company.

OTHER INCOME - Other income consists primarily of contract fees and late charges, dividends on investments in investee's preferred stock, servicing fees and gains and losses from asset disposals.

TAXES ON INCOME - The Company accounts for taxes under SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. Such differences arise principally from recording hedging gains and losses and from lease transactions in which the operating lease method of accounting is used for tax purposes and the financing lease method is used for financial statement purposes. Under the operating lease method, leased equipment is recorded at cost and depreciated over the useful life of the equipment and lease payments are recorded as revenue when earned.

NET EARNINGS PER SHARE - Net earnings per share is calculated using the modified treasury stock method, except when the results of this method are anti-dilutive.

DERIVATIVE INTEREST RATE CONTRACTS - The Company uses various interest rate contracts such as forward rate agreements, treasury locks, interest rate swaps, caps and collars to manage its interest rate risk from its floating rate liabilities and anticipated securitization and sale transactions. No contracts are held for trading purposes. Gains or losses from forward rate agreements used to hedge floating rate exposure within warehouse funding facilities are deferred and amortized to interest expense over the hedged period. When hedge transactions are matched to anticipated securitizations, gains or losses from the hedge transactions are deferred and amortized to interest expense over the term of the securitized transaction. When hedge transactions are matched to anticipated whole loan sales, gains or losses from the hedge transactions are recognized as part of the gain or loss on the sale.

RECENT ACCOUNTING DEVELOPMENTS - The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of, as of July 1, 1996. This Statement requires that management evaluate the asset for recoverability based on estimated future cash flows expected to result from the use of the asset and its eventual disposition. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position and the results of operations.

The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, and will continue to account for stock-based compensation using the intrinsic value method under which the Company has not recognized compensation expense.

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This Statement provides an accounting and reporting standard for transfers and servicing of financial assets, and extinguishment of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position and the results of operations.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. This statement is effective for fiscal years beginning after December 15, 1997 and is to be applied retroactively. Earlier application is not permitted. Management has not completed an analysis of the impact of applying this new statement; however, the Company intends to begin applying the standard effective July 1, 1998.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for fiscal years beginning after December 15, 1997 and early adoption is permitted. Management has not completed an analysis of the impact of applying the new statements; however the Company intends to adopt both standards effective July 1, 1998.

RECLASSIFICATIONS - Certain amounts as previously reported have been reclassified to conform to the year ended June 30, 1997 presentation.

NOTE 3. INVESTMENT IN DIRECT FINANCING LEASES AND NOTES SECURED BY EQUIPMENT OR MEDICAL RECEIVABLES AND EQUIPMENT ON OPERATING LEASES

Receivables in installments are due in varying amounts and are collateralized by the underlying equipment, along with obligor guarantees and vendor recourse. Notes collateralized by medical receivables consist of notes receivable resulting from working capital loans and are due at maturity. Scheduled rents on operating leases relate to noncancelable operating leases and are due in installments of varying amounts. Information regarding scheduled collections for direct financing leases, notes secured by equipment or medical receivables and operating leases are as follows:

                                                           Direct Financing
                                                           Leases and Notes       Scheduled
                                                              Secured by          Rents on
                                                             Equipment or         Operating
Year Ended June 30,                                       Medical Receivables      Leases
-------------------------------------------------------------------------------------------
1998 ..............................................          $232,046,000        $  926,000
1999 ..............................................           176,445,000           909,000
2000 ..............................................           119,969,000           144,000
2001 ..............................................            67,065,000                --
2002 ..............................................            32,767,000                --
Thereafter ........................................             9,766,000                --
                                                             ------------        ----------
                                                              638,058,000         1,979,000
Residual valuation.................................             8,276,000                --
                                                             ------------        ----------
   Total ..........................................          $646,334,000        $1,979,000
                                                             ============        ==========


The total receivable balance of $646.3 million is comprised of direct financing leases (30%), notes secured by equipment (56%), and medical receivables (14%). The Company is exposed to credit risk on these receivables. At June 30, 1997, of the 1,195 debtors, the top ten obligors represented 15.45% of the portfolio. Geographic concentration for the top five states was New York (20.74%), California (17.46%), Texas (8.02%), New Jersey (6.80%) and Pennsylvania (6.26%). International loans, those outside the 50 United States, represented 5.44% of the portfolio.

Residual valuation represents the estimated amount to be received at contract termination from the disposition of equipment financed under fair market value leases. Amounts to be realized at contract termination depend on the fair market value of the related equipment and may vary from the recorded estimate. Residual values are reviewed on an annual basis to determine if the equipment's fair market value is below its recorded value.

During the years ended June 30, 1997 and 1996, the Company sold receivables to third parties realizing gains of $14.0 million and $8.0 million, respectively. In connection with certain of these transactions, the Company retained subordinated interests in the receivables totaling $46.1 million and $35.7 million at June 30, 1997 and 1996, respectively. In accordance with provisions of SFAS No. 115, the Company classifies subordinated interests as trading securities which are recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. There can be a wide range in market assumptions which are used by participants in the market to value such assets. Accordingly, the Company's estimate of fair value is subjective. Under the sale agreement, the Company is required to fund any losses on the receivables up to its subordinated interests. Once repurchased or substituted such leases are included within the Company's portfolio and are evaluated within the allowance for possible losses on receivables.

At June 30, 1997, receivables amounting to $348.4 million were assigned as collateral for long-term debt.

The following is an analysis of the allowance for losses on receivables as of June 30:

                                                           1997                1996                1995
------------------------------------------------------------------------------------------------------------
Balance, beginning of year .....................        $ 4,026,000         $ 3,282,000         $ 2,498,000

Provision for possible losses on receivables ...          2,386,000           2,325,000           1,261,000

Write-offs, net ................................           (436,000)         (1,581,000)           (477,000)
                                                        -----------         -----------         -----------

Balance, end of year ...........................        $ 5,976,000         $ 4,026,000         $ 3,282,000
                                                        ===========         ===========         ===========

The net investment of non-performing loans on which income recognition was suspended was $17.4 million and $12.9 million at June 30, 1997 and 1996, respectively. Cash collected on all nonaccruing loans is applied to the net investment.

NOTE 4.  INVESTMENTS IN INVESTEES

At June 30, 1995, the Company held available-for-sale securities with a market value of $3.2 million, which it accounted for at market with the unrealized gain of $1.8 million recorded as a component of shareholders' equity. During the year ended June 30, 1996, the Company sold its investments in common stock of Healthcare Imaging Services, Inc. (HIS) and Diagnostic Imaging Services, Inc.
(DIS). The Company did not record a gain or loss on these transactions.

At June 30, 1997 and 1996, the Company holds Series F and Series G preferred stock of DIS valued at $2.5 million (2,482,000 shares) and $2.0 million (2,000,000 shares), respectively. The Series F and G preferred stock have liquidation preferences at $1.00 per share, are redeemable at the option of DIS at $1.00 per share plus accrued dividends, are convertible, under certain conditions, into common stock of DIS at $2.482 per share for Series F and $2.00 per share for Series G, and are entitled to annual cumulative dividends ranging from $0.05 per share to $0.10 per share. In addition, the majority shareholder of DIS has the right to repurchase the Series F and G preferred stock for $4.5 million plus accrued dividends through September 2001.

In November 1995, the Company entered into a joint venture with two other partners to establish Medical Equipment Credit Pte Ltd (MEC). MEC pursues opportunities in the Asia-Pacific diagnostic imaging marketplace. Initial capitalization of MEC is 7,000,000 shares of common stock ($5.0 million), and ownership is based on the percentage of the initial capitalization invested by each of the three joint venture partners. The Company's ownership is 40% based on a $2.0 million investment. The Company accounts for its investment in MEC under the equity method of accounting. At June 30, 1997 and 1996, the Company recognized losses of approximately $231,000 and $41,000, respectively, on this investment.

In the year ended June 30, 1996, the Company converted a note receivable totaling $541,000 into shares of the outstanding stock of EQ Computer Products & Services (CP&S), whose business is in the distribution of parts and components used in the repair and maintenance of microcomputer and associated peripherals. CP&S sells to computer maintenance firms, independent computer service organizations and original equipment manufacturers, throughout the United States, engaged in the maintenance and repair of their own computer equipment and equipment manufactured by others. During the year ended June 30, 1997, CP&S issued additional shares and had a reverse stock split. As of June 30, 1997, the Company had 273,773 shares or 14.25% of the outstanding stock of CP&S. The Company accounts for this investment in this entity under the cost method of accounting as it does not exert significant influence over the entity.

NOTE 5.  INTEREST BEARING DEBT

WAREHOUSE FACILITIES - The Company's primary credit facility, pursuant to a revolving credit agreement with a syndicate of banks (the Agreement), provides for the borrowing of up to $128.0 million. Borrowings under this facility bear interest at the Company's option of (1) from prime to prime plus 0.125% or (2) from 1.20% to 1.65% over the 30, 60 or 90-day LIBOR rate based on the Company's leverage ratio as defined in the Agreement. Included in the Agreement is an $18.0 million sub-limit for borrowings secured by medical receivables loans originated by the Company. The Agreement is renewable annually at the bank syndicate's discretion. The Agreement prohibits the Company from paying dividends other than dividends payable solely in shares of the Company's stock and limits borrowings to specified levels determined by ratios based on the Company's tangible net worth. As of June 30, 1997, the Company was in compliance with the financial covenants of the Agreement.

The Company has two $100.0 million interim funding facilities available for certain equipment loan financing transactions which are to be securitized. These facilities bear interest at a rate of 0.85% over the 30-day LIBOR rate. Borrowings under the facilities are secured by certain equipment contracts and the equipment financed thereunder.

The Company has a $5.0 million facility with a bank for the funding of loans ineligible for securitization.

The Company has two credit facilities for its medical receivables financing business. The first facility is for $15.0 million with an interest rate of prime plus 2.00% and matures in June 1998. The second facility is for $50.0 million with an interest rate of 30-day LIBOR plus 1.90% and matures in September 1997.

LONG-TERM DEBT - The discounted receivables are direct financing lease obligations, notes secured by equipment and medical receivables which were securitized and sold to investors primarily on a limited or nonrecourse basis. They are collateralized by the underlying equipment and medical receivables.

Future annual maturities of discounted receivables, net of capitalized issuance costs of $7.7 million are as follows:

Year Ending June 30,
--------------------------------------------------------------------------------
1998..................................................              $ 96,202,000
1999..................................................                87,278,000
2000..................................................                85,016,000
2001..................................................                31,429,000
2002..................................................                14,516,000
Thereafter............................................                 3,422,000
                                                                    ------------

   Total .............................................              $317,863,000
                                                                    ============


All of the discounted receivables have been permanently funded through seven asset securitizations which were initiated during fiscal years 1993 through 1997. Debt under these securitizations are limited recourse and bear interest at fixed rates ranging between 5.48% to 12.85% and floating interest rates of 2.25% over 30-day LIBOR. All of the receivables are serviced by the Company and the related securitization agreements require that the Company comply with certain servicing requirements, require limited cash collateral or residual interests and contain various recourse provisions.

Included above is $23.2 million from the Company's securitization of some of its retained subordinated positions in its securitizations and whole loan sales. This transaction was completed on July 31, 1996.

The Company has convertible subordinated notes outstanding of $13.3 million and $13.8 million at June 30, 1997 and 1996, respectively. The notes are convertible into common shares at $10.60 per share at the discretion of the noteholders, bear interest at a rate of 9 1/8% payable in quarterly installments of interest only and mature in June 2002. During the year ended June 30, 1997, $600,000 of these notes were converted into 56,603 shares of common stock of the Company. There were no conversions in fiscal year 1996. Cumulatively, $1.1 million of these notes have been converted into 103,772 shares of common stock of the Company.

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

On April 1, 1997, the Company entered into a $2.0 million Subordinated loan agreement. Principal and all accrued interest are due five years from date of funding.

In addition, the Company has a $6.2 million facility with a foreign bank to fund a portfolio of equipment loans in Turkey.

The following chart summarizes interest-bearing credit facilities as of June 30, 1997 and 1996:

In thousands, except percentages.

                                                                AS OF JUNE 30, 1997           AS OF JUNE 30, 1996
                                                             -------------------------     -------------------------
                                                                     PERIOD END                   PERIOD END
                               AMOUNT         MATURITY       -------------------------     -------------------------
   CREDIT FACILITY            AVAILABLE         DATE         BALANCE             RATE      BALANCE             RATE
   ---------------            ---------         ----         -------             ----      -------             ----
SHORT-TERM DEBT
Warehouse Facilities          $398,000         Various       $ 44,586            7.10%     $168,108            7.38%

LONG-TERM DEBT
N/P Financial Inst            $     --           2001        $  6,168            8.37%     $     --
Discounted Receivables        $     --         Various       $317,863            8.60%     $253,759            8.64%
9 7/8 Senior Notes            $     --           2004        $ 95,883           10.96%     $     --
Subordinated Debt             $     --           2002        $  2,000            5.00%     $     --
Convertible Sub. Debt         $     --           2002        $ 13,324           10.38%     $ 13,809           10.42%

NOTE 6.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following represents a summary of the major components of selling, general and administrative expenses for the three years ended June 30:

                                               1997          1996          1995
                                             -------        ------        ------
Salaries and benefits                        $ 5,249        $3,241        $3,300
Professional fees                              2,811         2,563         1,273
Travel and Entertainment                         799           503           462
Occupancy                                        779           655           497
Other                                          3,744         2,936         2,359
                                             -------        ------        ------
 Total SGA                                   $13,382        $9,898        $7,891
                                             =======        ======        ======

NOTE 7.  INCOME TAXES

The provision for income taxes is comprised of the following:

Year Ended June 30,                  1997              1996              1995
--------------------------------------------------------------------------------
Current payable ...........       $2,760,000       $ 6,120,000        $  466,000
Deferred ..................        3,865,000           (28,000)        2,480,000
                                  ----------       -----------        ----------
      Total ...............       $6,625,000       $ 6,092,000        $2,946,000
                                  ==========       ===========        ==========

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to earnings from continuing operations is as follows:

Year Ended June 30,                              1997                      1996                     1995
----------------------------------------------------------------------------------------------------------------
Provision for income taxes at the
federal statutory rate ..............    $5,448,000      35.0%    $4,993,000      35.0%    $2,455,000      35.0%
State income taxes,
net of federal tax benefit ..........       844,000       5.4%     1,045,000       7.3%       452,000       6.4%
Other ...............................       333,000       2.1%        54,000       0.4%        39,000       0.6%
                                         ----------      ----     ----------      ----     ----------      ----
      Total .........................    $6,625,000      42.5%    $6,092,000      42.7%    $2,946,000      42.0%
                                         ==========      ====     ==========      ====     ==========      ====

The major components of the Company's net deferred tax liabilities of $8.6 million and $4.7 million at June 30, 1997 and 1996, respectively, are as follows:

                                                      1997             1996
--------------------------------------------------------------------------------
Accumulated depreciation .....................    $ 23,511,000     $ 24,138,000
Deferred recognition of lease income .........     (14,740,000)     (17,080,000)
Alternative minimum tax credits carryforwards               --         (137,000)
Deferred gain on financing transactions ......       1,977,000               --
Loss on hedging activities ...................       1,258,000        1,342,000
Allowances for uncollectible receivables .....      (2,322,000)      (1,786,000)
State income taxes ...........................        (454,000)        (867,000)
Other ........................................        (620,000)        (865,000)
                                                  ------------     ------------
      Total ..................................    $  8,610,000     $  4,745,000
                                                  ============     ============

NOTE 8.  SHAREHOLDERS' EQUITY

In August 1995, the Company completed a public offering of 2,875,000 shares of its common stock for which it received net proceeds of $29.0 million. The net proceeds were utilized to reduce short-term indebtedness and for general corporate purposes.

In June 1997, the Company granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $13.50 per share. The options will vest on a pro-rata basis over a twenty-four month period or, 4,167 shares per month. The options are exercisable for a period of five years from the date of grant. The options were granted to a financial advisory firm as compensation.

In January 1996, holders of 615,605 of the Company's warrants and units issued in February 1991 redeemed their warrants and units for 50,625 and 50,625 shares of the Company's common stock at $12.00 and $12.60, respectively, per share by the final exercise date of January 26, 1996. As a result of the redemption, the Company received cash proceeds of $7.4 million. In addition, the Company issued warrants to purchase 35,000 common shares at $8.50 per share to an unrelated party. Such shares were exercised during the year ended June 30, 1996.

Prior to June 30, 1994, the Company issued warrants to purchase a total of 80,000 common shares at prices between $7.625 and $8.375 per share to all non-employee Directors of the Company. 10,000 shares at $7.625 and 10,000 shares at $8.375 were exercised during the year ended June 30, 1996. The warrants vested at various dates through November 1996 and expire at various dates through 2003.

In fiscal 1992, the Company issued warrants to purchase up to 200,000 shares of the Company's common stock at $18.00 per share to an underwriter as compensation for investment banking services. No compensation expense was recognized as a result of this transaction. The warrants expired April 27, 1997.

In June 1994, the Company issued convertible subordinated notes to related and unrelated parties which are convertible at the option of the holder into 1,415,094 shares of common stock at $10.60 per share. During the year ended June 30, 1997, $600,000 of these notes were converted into 56,603 shares of common stock. As of June 30, 1997, cumulative conversions of these notes were $1.1 million into 103,772 shares of common stock.

NOTE 9.  STOCK OPTION PLAN AND INCENTIVE AGREEMENT

The Company has a stock option plan which currently provides for the granting of options to employees to purchase up to 1,250,000 shares of the Company's common stock at the fair market value at the date of grant. Options granted under the plan generally vest over three to five years from the date of grant and expire ten years after the date of the grant. Any unexercised options are canceled 90 days subsequent to the termination of the employee and are returned to the plan.

The following table summarizes the activity under the plan for the periods indicated:

                                                                                  Weighted Average
                                            Options         Exercise Price         Exercise Price
                                          Outstanding          Per Share             Per Share
--------------------------------------------------------------------------------------------------
Outstanding at July 1, 1994 ....            809,862         $ 1.44  -  $13.50          $ 7.86
Granted ........................             48,500         $ 9.13  -  $12.63          $11.78
Exercised ......................            (97,216)        $ 2.68  -  $12.88          $ 6.37
Canceled .......................            (80,852)
                                           --------

Outstanding at June 30, 1995 ...            680,294         $ 1.44  -  $13.50          $ 8.16
Granted ........................            130,500         $11.63  -  $13.13          $12.96
Exercised ......................           (152,085)        $ 1.44  -  $13.50          $ 8.38
Canceled .......................            (37,000)
                                           --------

Outstanding at June 30, 1996 ...            621,709         $ 1.75  -  $13.13          $ 9.14
Granted ........................            186,500         $12.75  -  $14.63          $14.36
Exercised ......................            (40,875)        $ 5.00  -  $10.38          $ 7.56
Canceled .......................             (8,534)
                                           --------

Outstanding at June 30, 1997 ...            758,800         $ 1.75  -  $14.63          $10.47
                                           ========


The following table summarizes stock options outstanding at June 30, 1997:

                            Number of Options          Weighted Average        Weighted Average
Range of Exercise Price        Outstanding        Remaining Contractual Life    Exercise Price
-----------------------        -----------        --------------------------    --------------
   $ 1.75  -  $ 4.00              20,000                       1                    $ 1.75
   $ 4.01  -  $ 6.00              64,100                       4                    $ 5.09
   $ 6.01  -  $ 9.00             173,650                       6                    $ 7.99
   $ 9.01  -  $14.00             359,550                       7                    $11.48
   $14.01  -  $14.63             141,500                       9                    $14.61
                                 -------
                                 758,800                       7                    $10.47
                                 =======

As of June 30, 1997, options to purchase 430,662 shares were exercisable.

The Company accounts for compensation costs associated with stock-based compensation using the intrinsic value method, under which the Company has recognized no expense. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of awards consistent with the fair value method described in SFAS No. 123, the Company's net income, primary earnings per share, and fully diluted earnings per share would be reduced to the proforma amounts at June 30, 1997 of $8.7 million, $0.78 and $0.70 and at June 30, 1996 of $8.1 million, $0.80 and $0.70, respectively. Significant assumptions used to calculate the fair value of the awards for June 30, 1997 and 1996, respectively, are as follows: weighted average risk free rate of return of 6.3% and 5.9%; expected option life of 60 months; expected volatility of 32% and 24%; and no expected dividends in either year.

The Company has an employee incentive agreement (Agreement). Under the Agreement, the Company has agreed, subject to the discretion of its Compensation Committee, to issue from time to time an aggregate of not more than 200,000 shares of common stock of the Company (Incentive Shares) to certain of its employees if the last sale price of the Company's common stock is $16.00 per share or higher for 30 consecutive calendar days at any time before December 31, 2001, provided that any such employee must be employed by the Company during the above-described 30-day period in order to receive any Incentive Shares under this agreement. The Company has agreed that, if there is an event or series of events that constitutes a sale of the Company at any time prior to December 31, 1998 and the consideration to be received for each share of common stock of the Company in such sale of the Company is $13.00 or higher, the Company will issue the Incentive Shares to the employees. If the criteria for the issuance of the Company's common stock are met, the Company will record compensation expense equal to the fair value of the common shares issued at the date upon which the rights to receive such shares are awarded by the Compensation Committee.

NOTE 10.  RELATED PARTY TRANSACTIONS

The Company's principal executive offices located in Doylestown, Pennsylvania are leased from a party related to a shareholder/director of the Company. The lease commenced in December 1994 and the Company recorded rent expense under this lease of $242,510 and $222,750 for the years ended June 30, 1997 and 1996, respectively.

At June 30, 1997 and 1996, receivables in installments from investees totaled $9.5 million and $17.0 million, respectively.

In June 1995, the Company and former shareholders of MEF Corp., some of whom are also officers of the Company, entered into an agreement to set the purchase price of MEF Corp. which was approved by the shareholders of the Company in December 1995.

As of June 30, 1997 and 1996, the Company had loan receivables from Company officers totaling $505,000 and $400,000, respectively.

During the year ended June 30, 1996, the Company sold its investments in common stock of Healthcare Imaging Services, Inc. (HIS) and Diagnostic Imaging Services, Inc. (DIS). As of June 30, 1997 and 1996, the Company had investments in preferred stock and dividends of DIS totaling $5.1 million and $4.9 million, respectively.

As of June 30, 1997 and 1996, the Company had convertible subordinated notes at an unamortized cost totaling $9.6 million to related parties.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

FACILITY LEASES - The Company leases its facilities under noncancelable operating leases with terms in excess of one year. The lease for the Company's principal facility expires in August 2007. Rent expense for the years ended June 30, 1997, 1996 and 1995 amounted to $661,000, $654,000 and $498,000, respectively. Future minimum lease payments under these leases are as follows:

                                                               Future Minimum
Year Ending June 30,                                           Lease Payments
-----------------------------------------------------------------------------
1998 .......................................................     $  670,000
1999 .......................................................        685,000
2000 .......................................................        663,000
2001 .......................................................        461,000
2002 .......................................................        485,000
Thereafter .................................................      2,626,000
   Total ...................................................     $5,590,000


CONTINGENCIES - Under certain limited recourse agreements, the Company may be required to provide for losses incurred on uncollected lease and medical receivables previously securitized. At June 30, 1997, the maximum contingent liability under the limited recourse agreements amounted to $46.1 million. This contingent liability, however, could be offset by any proceeds received from the resale or remarketing of available equipment financed under the agreements or outstanding medical receivables collected.

The Company has credit lines of $3.6 million available from four foreign banks, of which $2.7 million was used as of June 30, 1997 to provide for the future payment of guarantees made by DVI Europe, a branch office of DVI Financial Services. The Company follows the accounting treatment outlined in FASB Technical Bulletin 86-2, which requires the present value of the future obligation be recorded as an asset and corresponding liability at the date the guarantee is assumed. At June 30, 1997 the present value recorded for these guarantees was $1.9 million, while the future obligation was $3.1 million.

The Company has receivables from and investments in DIS aggregating $13.8 million and $21.0 million at June 30, 1997 and 1996, respectively. DIS received a qualified going concern opinion from its auditors on its December 31, 1996 and 1995 financial statements. Additionally, the Company has net receivables from Latin American Trade Finance, Ltd. (LATF) in the amount of $886,000 and $845,000 at June 30, 1997 and 1996. LATF is a San Francisco-based investment company which specializes in financing throughout Latin America. LATF has identified some significant transactions, which to date, have not closed. LATF has been unable to make scheduled payments to the Company. Management has performed an analysis of its recoverability of such amounts and believes that based upon the best information available, it will recover all amounts without any significant loss.

LITIGATION - The Company is involved in litigation both as a plaintiff and defendant in matters arising out of the Company's normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on the consolidated financial statements of the Company.

As of June 30, 1997 the Company had loan commitments of $106.9 million not funded.

NOTE 12.  BENEFIT PLANS

The Company maintains and administers an Employee Savings (Plan) pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by the Company's Board of Directors. The Company contributed $60,000, $45,000 and $39,000 to the Plan during the years ending June 30, 1997, 1996 and 1995, respectively.

NOTE 13.  ACQUISITIONS

In January 1993, the Company acquired the outstanding shares of Medical Equipment Finance Corporation (MEF Corp.). In December 1995, the Company's shareholders approved the issuance of 400,000 shares of the Company's common stock, as set forth in the purchase agreement as amended, valued at $4.65 million. The Company recorded goodwill of $4.65 million related to the acquisition. As of June 30, 1997, the 400,000 common shares were unissued but included in the earnings per share calculation.

NOTE 14.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 107 (SFAS
107), Disclosures About Fair Value of Financial Instruments, a summary of the estimated fair value of the Company's consolidated financial instruments at June 30, 1997 and 1996 is presented below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                              Carrying      Estimated Fair
June 30, 1997                                                  Amount            Value
------------------------------------------------------------------------------------------
Assets:
  Receivable in installments
  (excluding investment in direct financing leases).......   $236,843,000    $236,532,000
Liabilities:
  Discounted receivables..................................   $317,863,000    $294,729,000


                                                               Carrying     Estimated Fair
June 30, 1996                                                   Amount           Value
------------------------------------------------------------------------------------------
Assets:
  Receivable in installments
  (excluding investment in direct financing leases).......   $216,473,000    $218,301,000
Liabilities:
  Discounted receivables..................................   $253,759,000    $253,287,000

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, amounts due from portfolio sales, notes collateralized by medical receivables, accounts payable, accrued expenses, and other liabilities borrowings under warehouse facilities, notes payable to financial institutions, subordinated debt and convertible subordinated notes approximate fair values at June 30, 1997 and 1996.

The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

RECEIVABLE IN INSTALLMENTS: The fair value of the financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of June 30, 1997 and 1996. The Company believes that the risk factor embedded in the entry-value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry-value basis. In accordance with SFAS 107, the Company has excluded receivables from lease contracts of approximately $252.9 million and $197.7 million as of June 30, 1997 and 1996, respectively, from the receivable in installments fair value calculation.

DISCOUNTED RECEIVABLES: The fair value of discounted receivables, related to the securitization of leases and notes, was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities.

The fair value estimates presented herein were based on information available as of June 30, 1997 and 1996. Although the Company is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since June 30, 1997; therefore, current estimates of fair value may differ significantly from the amounts presented herein. All instruments held by the Company are classified as other than trading.

DERIVATIVE ACTIVITY:

                                                   June 30, 1997                                    June 30, 1996
                                  -----------------------------------------------  ----------------------------------------------

                                    Notional             Fair         Deferred        Notional          Fair          Deferred
                                     Amount              Value     Gains/(Losses)      Amount           Value      Gains/(Losses)
---------------------------------------------------------------------------------------------------------------------------------
Swaps .......................     $23.4 million         $115,000         --        $ 99.4 million     $ 236,000            --
Options .....................     $25.0 million         $(49,000)        --        $ 26.5 million            --            --
Forwards: ...................
  Treasury locks ............     $70.0 million         $ 75,000         --        $ 90.0 million     $(227,000)     $129,000
  Forward rate agreements ...        --                       --         --        $200.0 million     $ (17,900)           --

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

SWAPS:

Swaps are used to hedge the interest rate spreads for various loan sale facilities where cash flows from loans are fixed rate but the borrowing costs are variable. The interest rate swaps pay fixed rates of 5.38% to 5.8% and receive a floating rate of the H-15 composite commercial paper rate. The swaps mature in September 2000. There were no interest rate caps outstanding on June 30, 1997.

FORWARDS AND OPTIONS:

Treasury lock agreements, which are forward contracts, and option collars are used to hedge the interest rate risk associated with anticipated securitizations and/or sales. These instruments lock in a specific rate, or a narrow range of rates, of Treasury notes identified to have a comparable maturity to the average life of the anticipated transaction in order to fix the rate either over the life of the securitization or to fix the sale price as applicable. The open positions at June 30, 1997 are for securitizations and sales expected to occur in the first and second quarters of fiscal 1998. In 1997, the Company deferred $1.60 million in losses associated with transactions securitized compared with $211,000 in deferred losses in 1996. In 1997, the Company recognized losses of $132,000 for loan sales compared with recognized losses of $27,000 in 1996 and no recognized gains or losses in 1995. Gains and losses for securitizations are deferred and amortized over the life of the securitization. Gains and losses for sales are recognized at the time of sale.

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the fiscal years ended June 30, 1997 and 1996:

                                                                 Three Months Ended
                                               -------------------------------------------------------
(in thousands, except per share data)          September 30    December 31      March 31       June 30
------------------------------------------------------------------------------------------------------
FISCAL 1997
Finance and other income                          $12,616        $13,513        $15,019        $14,823
Net finance income                                  6,647          7,455          7,680          9,833
Earnings before provision for income taxes
   and equity in net loss of investees              3,525          3,741          3,919          4,662
Net earnings                                        2,005          2,192          2,171          2,573
Net earnings per common and common
   equivalent share - primary                     $  0.18        $  0.20        $  0.20        $  0.23
                                                  =======        =======        =======        =======
Net earnings per common and common
   equivalent share - fully diluted               $  0.18        $  0.19        $  0.19        $  0.22
                                                  =======        =======        =======        =======



                                                                 Three Months Ended
                                               -------------------------------------------------------
(in thousands, except per share data)          September 30    December 31      March 31       June 30
------------------------------------------------------------------------------------------------------
FISCAL 1996
Finance and other income                          $11,301        $12,061        $13,152        $12,499
Net finance income                                  5,772          6,435          6,898          7,451
Earnings before provision for income taxes
   and equity in net loss of investees              3,191          3,510          3,690          3,942
Net earnings                                        1,775          2,078          2,126          2,196
Net earnings per common and common
   equivalent share - primary                     $  0.20        $  0.21        $  0.20        $  0.20
                                                  =======        =======        =======        =======
Net earnings per common and common
   equivalent share - fully diluted               $  0.19        $  0.20        $  0.19        $  0.19
                                                  =======        =======        =======        =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's directors is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1997, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1997 with the Securities sand Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1997, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1997, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

   (1) Financial Statements:

       See Index to Consolidated Financial Statements included as part of this Form 10-K at Page 20.

   (2) Financial Statement Schedules:


     SCHEDULE                                                              PAGE
      NUMBER            DESCRIPTION                                       NUMBER
      ------            -----------                                       ------
        II.             Amounts Receivable from Related Parties ....        44

       All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

   (3) Exhibits:

       See Index to Exhibits of this Form 10-K on Pages 45-46.

(b)   REPORTS ON FORM 8-K:

   There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DVI, INC.
                                          ------------------------------------
                                          (Registrant)



Date:  September 29, 1997                by /s/ MICHAEL A. O'HANLON
                                             -----------------------
                                                 Michael A. O'Hanlon
                                                 President and Chief Executive
                                                 Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                          Title                             Date
---------                          -----                             ----
Principal Financial Officer:

/s/ STEVEN R. GARFINKEL
-----------------------
    Steven R.  Garfinkel           Executive Vice President and
                                   Chief Financial Officer           September 29, 1997


Principal Accounting Officer:

/s/ JOHN P. BOYLE
-----------------------
    John P. Boyle                  Vice President and
                                   Chief Accounting Officer          September 29, 1997



Directors                                                          Date
---------                                                          ----
/s/ GERALD L. COHN                                          September 29, 1997
-----------------------
    Gerald L. Cohn


/s/ WILLIAM S. GOLDBERG                                     September 23, 1997
-----------------------
    William S. Goldberg


/s/ JOHN E. MCHUGH                                          September 29, 1997
-----------------------
    John E. McHugh


/s/ MICHAEL A. O'HANLON                                     September 29, 1997
-----------------------
    Michael A. O'Hanlon


/s/ HARRY T. J. ROBERTS                                     September 29, 1997
-----------------------
    Harry T. J. Roberts


/s/ NATHANIEL SHAPIRO                                       September 29, 1997
-----------------------
    Nathaniel Shapiro

                           DVI, INC. AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES


                                  BALANCE AT
                                  BEGINNING                                       BALANCE AT
NAME OF DEBTOR                     OF YEAR        ADDITIONS       DEDUCTIONS      END OF YEAR
--------------                     -------        ---------       ----------      -----------
Year ended June 30, 1997 -

Michael A. O'Hanlon .......       $344,000        $     --        $  59,000        $285,000
Mark H. Idzerda ...........             --         220,000               --         220,000
                                  --------        --------        ---------        --------
Total .....................       $344,000        $220,000        $  59,000        $505,000
                                  ========        ========        =========        ========

Year ended June 30, 1996 -

    Michael A. O'Hanlon ...       $ 59,000        $285,000        $      --        $344,000
                                  ========        ========        =========        ========


Year ended June 30, 1995 -

    Michael A. O'Hanlon ...       $ 20,000        $ 39,000        $      --        $ 59,000
                                  ========        ========        =========        ========


Year ended June 30, 1994 -

    Michael A. O'Hanlon ...       $     --        $ 20,000        $      --        $ 20,000
                                  ========        ========        =========        ========

                                   EXHIBIT INDEX


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   1.1        Underwriting Agreement between the Underwriters and the Company with respect to the Company's Common Stock.(1)

   1.2        Underwriting Agreement dated January 27, 1997 by and between the
              Underwriters and the Company with respect to the Senior Notes. (2)

   3.1        Certificate of Incorporation of the Company.(3)

   3.2 By-Laws of the Company and Amendment to By-Laws of the Company dated April 17, 1996. (8)

   4.1        Form of Common Stock Certificate.(3)

   4.2        Form of Global Note representing the Senior Notes.(2)

   4.3        Indenture dated January 27, 1997 between the Company and the
              Trustee.(2)

   4.4 First Supplemental Indenture dated January 30, 1997 with respect to the Senior Notes between the Company and the Trustee.(2)

   10.1       DVI Financial Services Inc. Employee Savings Plan.(4)

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

   10.7 Note Purchase Agreement among the Registrant and the Purchasers listed therein, dated as of June 21, 1994.(7)

   10.8 Amendment No. 1 to Note Purchase Agreement among the Registrant and the Purchasers listed therein, dated as of November 1994.(1)

   10.9       Amendment No. 1 to the MEFC Agreement dated as of June, 1995. (1)

   10.10      Joint Venture Agreement dated November 10, 1995, among Philips
              Medical Systems International B.V., DVI, Inc. and Philadelphia
              International Equities, Inc.(8)

   10.11      Interim Loan and Security Agreement, dated as of February 20,
              1997, between Prudential Securities Credit Corporation and DVI
              Financial Services Inc.(9)

   10.12 Second Amended and Restated Loan Agreement dated February 28, 1997 by and among DVI Financial Services, Inc., the banks signatory thereto, Fleet Bank, N.A. and Corestates Bank, N.A., as
              Pre-Funding Lenders and Fleet Bank, N.A., as agent.(9)

   10.13      Loan and Security Agreement, dated as of January 29, 1997, between
              Prime Bank and the Company.(9)

   10.14 Secured Credit Line Agreement, dated as of August 22, 1996, between DVI Business Credit Receivables Corp. II, DVI Business
              Credit Corporation and CS First Boston Mortgage Capital Corp.(10)

   10.15 Loan and Security Agreement, dated as of September 6, 1996, between DVI Financial Services Inc. and Lehman Commercial Paper
              Inc.(10)

   10.16      Amendment, dated as of June 30, 1997, to Interim Loan and Security
              Agreement between Prudential Securities Credit Corporation and DVI
              Financial Services Inc.(10)

   10.17      Second Amendment, dated as of July 31, 1997, to Interim Loan and
              Security Agreement between Prudential Securities Credit
              Corporation and DVI Financial Services Inc.(10)

   21         Subsidiaries of the Registrant.

   24         Power of Attorney.(4)

-------------

(1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-60547) and by this reference is incorporated herein.

(2) Filed previously as an Exhibit to the Company's Current Report on Form 8-K dated January 27, 1997 and by this reference incorporated herein.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-84604) and by this reference incorporated herein.

(4) Filed previously as an Exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-8758) and by this reference incorporated herein.

(5) Filed previously as an Exhibit to the Company's Form 10-K (File No. 0-16271) for the year ended June 30, 1990 and by this reference incorporated herein.

(6) Filed previously as an Exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-46664) and by this reference is incorporated herein.

(7) Filed previously as an Appendix to the Company's Consent Statement dated as of December 29, 1994 and by this reference is incorporated herein.

(8) Filed previously as an Exhibit to the Company's Form 10-K (File No. 0-16271) for the year ended June 30, 1996 and by this reference is incorporated herein.

(9) Filed previously as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997 and by this reference is incorporated herein.

(10) Filed herewith.