Form 10-K405/A
period 1997-06-30
DVI INC
filed 1997-10-28
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                  FOR THE TRANSITION PERIOD FROM       TO       .

                         COMMISSION FILE NUMBER 0-16271

                                    DVI, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                    DELAWARE                                      22-2722773
   (STATE OR OTHER JURISDICTION OF INCORPORATION               (I.R.S. EMPLOYER
                OR ORGANIZATION)                             IDENTIFICATION NO.)

                500 HYDE PARK
          DOYLESTOWN, PENNSYLVANIA                                   18901
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (215) 345-6600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
TITLE OF CLASS                                         ON WHICH REGISTERED
--------------                                     -----------------------------
COMMON STOCK
PAR VALUE $.005 PER SHARE                          NEW YORK STOCK EXCHANGE, INC.

9 7/8% SENIOR NOTES DUE 2004                       NEW YORK STOCK EXCHANGE, INC.



SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF CLASS

WARRANTS TO PURCHASE COMMON STOCK


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   /X/    No  / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  /X/     No  / /

         The aggregate market value of the Common Stock (its only voting stock) held by nonaffiliates of the Registrant as of August 29, 1997 was approximately $91,892,419 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on that date.

         As of August 29, 1997, the Registrant had 10,545,848 shares of Common Stock outstanding.

                                EXPLANATORY NOTE

         This Amendment No.1 to the Annual Report on Form 10-K of DVI, Inc., a Delaware corporation ("DVI" or the "Company"), is being filed to provide certain information with respect to Items 10, 11, 12 and 13 which will not be incorporated by reference to the Company's definitive proxy statement as such statement will not be filed with the Securities and Exchange Commission on or before October 28, 1997.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of June 30, 1997, the directors of DVI, Inc. were:

NAME:                            AGE:             POSITION:
-----                            ----             ---------
Gerald L. Cohn                    69              Director since 1986
John E. McHugh                    69              Director since 1990
Michael A. O'Hanlon               50              Chief Executive Officer since 1995
                                                  and Director since 1993
Nathan Shapiro                    61              Director since 1995
William S. Goldberg               41              Director since 1995
Harry T.J. Roberts                63              Director since 1996

         Mr. Cohn is a Director of the Company and has served in that capacity since 1986. Mr. Cohn is a private investor and consultant. Mr. Cohn presently serves as a director of Niagara Steel Corporation and Diametrics Medical Corporation. In addition to his responsibilities as a Director, Mr. Cohn also acts as a consultant to the Company and serves on the Company's senior credit committee. Mr. Cohn is the father of Cynthia J. Cohn, a Company Vice President.

         Mr. McHugh is a Director of the Company and has served in that capacity since 1990. Mr. McHugh was formerly the President of, and now serves in a marketing and public relations capacity with, James McHugh Construction Company, a firm he has been associated with since 1954.

         Mr. O'Hanlon is the Company's Chief Executive Officer since November 1995 and the Company's President since September 1994. Mr. O'Hanlon became a Director in November 1993. From the time Mr. O'Hanlon joined the Company in March 1993 and until September 1994 he served as Executive Vice President of the Company. Before joining the Company, for nine years, he served as President and Chief Executive Officer of Concord Leasing, Inc. ("Concord Leasing"), a major source of medical, aircraft, ship and industrial equipment financing. Previously, Mr. O'Hanlon was a senior executive with Pitney Bowes Credit Corporation.

         Mr. Shapiro is a Director of the Company and has served in that capacity since 1995. Mr. Shapiro is a founder and President of SF Investments, Inc., a registered broker/dealer in business since 1972. Since 1979 he has been a director of Baldwin & Lyons, Inc., a publicly traded property and casualty insurance company. Mr. Shapiro is also the Chairman of the Investment Committee. He is a trustee for CT&T Funds, a family of mutual funds sponsored by Chicago Title and Trust Company. Mr. Shapiro is also a director of Amli Realty Co.

         Mr. Goldberg is a Director of the Company and has served in that capacity since 1995. Mr. Goldberg is currently Managing Director of GKH Partners, L.P., a private equity investment and venture capital partnership with which he has been involved since 1988. Mr.

Goldberg is current or former director and/or executive officer of several public and privately-owned companies controlled by GKH Partners, L.P.

         Mr. Roberts is a Director of the Company and has served in that capacity since 1996. In addition to his responsibilities as a Director, Mr. Roberts also acts as a consultant to the Company. Mr. Roberts is President of Nakebro, Boston, a privately-owned property group and since 1995 has been a director of Calmar Inc., Los Angeles, the largest manufacturer of non-aerosol plastic dispensing systems in the world. Prior to these posts, Mr. Roberts held senior positions in international banking for thirty-five years. Since 1978 he has worked in the United States as General Manager of Midland International Bank, London and Svenska Handelsbanken, Stockholm. Mr. Roberts is a Fellow of the Chartered Institute of Bankers.

         Information regarding the Company's Executive Officer is set forth in
Part I of this Form 10-K.

COMMITTEES OF THE BOARD OF DIRECTORS

         During the fiscal year ended June 30, 1997, the Company paid $2,500 to non-employee directors for each meeting attended in person. During the fiscal year ended June 30, 1997, the Board of Directors met a total of four times.

         Each of the incumbent directors attended all meetings of the Board and committees of which he was a member held during the period he served on the Board or such committee.

         The Board of Directors has a standing Audit Committee and a Compensation Committee. The Board has no nominating committee.

         The Audit Committee consists of Messrs. Cohn, McHugh and Roberts and makes recommendations concerning the engagement of the Company's independent auditors, consults with the independent auditors concerning the audit plan and thereafter concerning the auditor's report and management letter. During the fiscal year ended June 30, 1997, the Audit Committee met one time.

         The Compensation Committee consists of Messrs. Cohn, Goldberg, McHugh and Roberts and did not meet at any time during the fiscal year ended June 30, 1997 other than in the normal course of the Board of Directors' meetings. The Compensation Committee reviews the annual compensation rates of the officers and key employees of the Company, administers the Company's compensation plans and makes recommendations in connection with such plans.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

         As permitted by the Delaware General Corporation Law, the Company's Certificate of Incorporation limits the personal liability of a Director of the Company for monetary damages for breach of fiduciary duty of care as a Director. Liability is not eliminated for (i) any breach of the Director's duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payment of dividends or stock purchases or redemptions pursuant to
Section 174 of the Delaware General Corporation Law, or (iv) any transaction from which the Director derived an improper personal benefit.

COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16 OF THE EXCHANGE ACT

         Under Section 16(a) of the Exchange Act, the Company's Directors, executive officers and any persons holding 10% or more of the Company's Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of such report. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file on a timely basis by such persons. Based solely upon a review of copies filed with the SEC during the fiscal year ended June 30, 1997, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee consists of Messrs. Cohn, Goldberg, McHugh and Roberts. No Directors other than those currently serving on the Board of Directors served as members of the Compensation Committee during the last completed fiscal year. No member of that Committee, other than Mr. Roberts was an officer or employee of the Company or any of its subsidiaries during the year. None of the executive officers of the Company has served on the board of directors or on the compensation committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Company.

ITEM 11  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years 1997, 1996 and 1995 of the Company's Chief Executive Officer and the four most highly compensated executive officers who were serving as executive officers at the end of the 1997 fiscal year.

                                                                                  Long-Term Compensation
                                                   Annual Compensation                     Awards
                                                  ---------------------     ---------------------------------
Name and Principal Position        Year           Salary(1)       Bonus     Stock Options and Grants (Shares)
-------------------------------------------------------------------------------------------------------------
Michael A. O'Hanlon                 1997          $301,154       $50,000                  30,000
President, Chief Executive          1996          $279,808         -0-                     -0-
Officer and Director                1995          $228,654         -0-                   132,000

Steven R. Garfinkel                 1997          $201,924       $25,000                  15,000
Executive Vice President and        1996(1)       $134,615         -0-                    25,000
Chief Executive Officer             1995             -0-           -0-                     -0-

Richard E. Miller                   1997          $190,890         -0-                    15,000
Executive Vice President            1996          $267,198         -0-                    10,000
                                    1995          $256,247         -0-                     -0-

Anthony J. Turek                    1997          $170,654       $12,000                  15,000
Executive Vice President            1996          $159,038       $35,000                  10,000
                                    1995          $142,621         -0-                     -0-

Alan J. Velotta                     1997          $146,750       $50,000                  25,000
Vice President                      1996          $120,385       $50,000                  25,000
                                    1995          $110,846       $40,000                   -0-

----------------------------

(1)  Mr. Garfinkel became an employee of the Company in September, 1996.


OPTION GRANTS IN 1997 FISCAL YEAR

         During the 1997 fiscal year, options to purchase 100,000 shares of Common Stock were granted to the executive officers listed in the Summary Compensation Table.

AGGREGATE OPTION EXERCISES IN THE LAST
FISCAL YEAR END AND FISCAL YEAR END OPTION VALUES

         The following table sets forth further information for the executive officers listed in the Summary Compensation Table with respect to previously granted options.

                       Shares                              Number of Securities Underlying      Value of Unexercised
                       Acquired on      Value              Unexercised Options at               In-The-Money Options at
Name                   Exercise (#)(1)  Realized ($)(1)    Fiscal Year-End(#)                   Fiscal Year-End($)(2)
----------------------------------------------------------------------------------------------------------------------------
                                                           Exercisable      Unexercisable       Exercisable   Unexercisable
                                                           -----------      -------------       -----------   -------------
Michael A. O'Hanlon          -0-         N/A                     68,250        51,750            $447,844      $140,281

Steven  R. Garfinkel         -0-         N/A                      8,333        31,667             $34,374       $68,751

Richard E. Miller            -0-         N/A                     73,333        21,667            $380,833        $9,167

Anthony J. Turek             -0-         N/A                     62,583        27,417            $565,797       $51,698

Alan J. Velotta              -0-         N/A                     15,833        44,167             $51,770       $36,355



(1) During the 1997 fiscal year, no stock options were exercised by the executive officers listed in the Summary Compensation Table.

(2) Represents the difference between the closing price of the Company's Common Stock on June 30, 1997 and the exercise price of the options.


EMPLOYMENT AGREEMENTS AND INCENTIVE COMPENSATION

         The Company has not entered into any employment agreements with any of its executive officers or employees and, other than the Company's Incentive Stock Option Plan (the "Plan"), has no long-term incentive compensation plan. The Company, however, does provide short- term incentive compensation to certain executive officers through the award of quarterly and/or annual bonuses based upon certain agreed-upon performance criteria.

         On November 20, 1995 the Company entered into a Severance Agreement (the "Severance Agreement") with David L. Higgins, the Company's former Chairman and Chief Executive Officer, pursuant to which Mr. Higgins agreed to continue to perform certain consulting and other services for the Company through December 1, 1997 (the "Termination Date"). Pursuant to the Severance Agreement the Company agreed (i) to pay Mr. Higgins an aggregate of $275,000 through the Termination Date, in installments consistent with the Company's regular payroll schedule; (ii) to provide Mr. Higgins, at the Company's sole expense, with healthcare and life insurance benefits consistent with those provided to the Company's executive officers; and (iii) to reimburse Mr. Higgins for certain expenses incurred by him while performing services for the Company.

         The Board of Directors and stockholders of the Company adopted the Plan in 1986. The Plan has been amended to increase the number of shares of Common Stock for which options could be issued. Currently, the total number of shares of Common Stock pursuant to which options could be issued is 1,250,000, of which options representing 758,800 shares of Common Stock are outstanding. Under the Plan, the number of shares which may be issued on exercise of the options is subject to adjustment by reason of stock splits or other similar capital events.

         The Plan provides for the granting of nonstatutory stock options, as well as incentive stock options to certain key employees and provides that the option price per share for options granted under the Plan must be at least 100% of the fair market value of Common Stock on the date such options were granted. Options are not transferrable under the Plan other than by will or by laws of descent and distribution, and during the participant's lifetime are exercisable only by the participant.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth information regarding beneficial ownership of shares of Common Stock as of August 29, 1997 by each stockholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, each director, each of the officers named in the Summary Compensation Table and all current officers and directors as a group. Persons named in the following table have sole voting and investment powers with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and other information contained in the footnotes to the table. Information with respect to beneficial ownership is based upon the Company's Common Stock records and data supplied to the Company by its stockholders.

                                              Amount and Nature
Name and Address of Beneficial Owner        of Beneficial Ownership               Percent of Class
------------------------------------        -----------------------               ----------------
Gerald L. Cohn***                            415,471.00(1)(2)(3)                         3.9%
Steven R. Garfinkel***                        23,866.00(4)                                  *
William S. Goldberg***                                 -                                    -
John E. McHugh***                             50,400.00(1)                                  *
Richard E. Miller**                           83,800.00(5)(6)                               *
Michael A. O'Hanlon***                        94,755.00(7)(8)(9)                            *
Harry T. J. Roberts***                         2,000.00                                     *
Nathan Shapiro***                             57,200.00                                     *
Anthony J. Turek**                            94,666.00(10)                                 *
Alan J. Velotta***                            32,949.00(11)                                 *
Ronald Baron****                           2,289,250.00(12)                              21.7%
CIBC Trust Company
  (Bahamas) Limited*****                   2,200,720.00(13)(14)                          19.5%
All directors & officers as a
  group (13 persons)                         976,071.00(1)(2)(3)(4)(5)(7)                 8.9%(15)
                                                       (10)(11)(12)(15)


----------------------------------

*        Less than 1%

**       4041 MacArthur Boulevard, Suite 401, Newport Beach, California 92660

***      500 Hyde Park, Doylestown, Pennsylvania  18901

****     767 Fifth Avenue, New York, New York  10153

*****    P.O. Box N-3933, Nassau, Bahamas

(footnotes continued on next page)

(1) Includes 20,000 shares of Common Stock which may be purchased on the exercise of warrants granted to directors of the Company.

(2) Does not include (a) 36,500 shares of Common Stock held of record by Cynthia J. Cohn, who is a Vice President of the Company and one of Mr. Cohn's daughters, in her capacity as trustee of the Cynthia J. Cohn Revocable Trust and (b) 9,750 shares of Common Stock held of record by a trust established for the benefit of Clayton Schmidt, Mr. Cohn's grandchild, as to all of which Mr. Cohn disclaims any beneficial interest.

(3) Includes 75,472 shares of Common Stock which may be exercised upon conversion of $800,000 of the Company's 9 1/8% Convertible Subordinated Notes due 2002.

(4) Includes 21,666 shares of Common Stock which may be purchased on the exercise of stock options granted under the Plan.

(5) Includes 81,666 shares of Common Stock which may be purchased on the exercise of stock options granted under the Plan.

(6)      Includes 134 shares of Common Stock held through the Employee Savings
         Plan.

(7) Includes 84,500 shares of Common Stock which may be purchased on the exercise of stock options granted under the Plan.

(8)      Includes 1,655 shares of Common Stock held through the Employee Savings
         Plan.

(9) Does not include 132,000 shares of Common Stock which Mr. O'Hanlon, a former shareholder of MEF Corp., is entitled to receive in connection with the Company's acquisition of MEF Corp.

(10) Includes 94,666 shares of Common Stock which may be purchased on the exercise of stock options granted under the Plan.

(11) Includes 32,499 shares of Common Stock which may be purchased on the exercise of stock options granted under the Plan.

(12) According to Amendment No. 5 to a Schedule 13D dated June 20, 1997 (the "Schedule 13D") filed with the Securities and Exchange Commission Mr. Baron holds (i) 1,613,200 shares of Common Stock in his capacity as a controlling person of BAMCO, Inc., a registered investment adviser controlled by Mr. Baron, which advises Baron Asset Fund and Baron Growth & Income Fund; (ii) 456,000 shares of Common Stock in his capacity as a controlling person of Baron Capital Management, Inc., a registered investment adviser; (iii) 220,00 shares of Common Stock in his capacity as the general partner of Baron Capital Partners; and (iv) 50 shares of Common Stock personally. According to the Schedule 13D, Mr. Baron disclaims beneficial ownership of the shares of Common Stock described in subclauses (i) and (ii) of the preceding sentence.

(13) Held by Canadian Imperial Bank of Commerce Trust Company (Bahamas) Limited ("CIBC"), as trustee of trusts for the benefit of the grandchildren of A.N. Pritzker, deceased. Does not include 56,339 shares of Common Stock owned by a partnership comprised of trusts for the benefit of members of the Pritzker Family. CIBC is not the trustee of such trusts. As used herein, the term "Pritzker Family" refers to the lineal descendants of Nicholas J. Pritzker, deceased.

(14) Includes 716,981 shares of Common Stock held by CIBC, as trustee for certain trusts which may be exercised upon conversion of $7,600,000 of the Company's 9 1/8% Convertible Subordinated Notes due 2002.

(15) Includes shares which may be purchased on the exercise of stock options granted under the Plan, in addition to those shares that may be purchased on the exercise of options and warrants set forth in footnotes (1), (4), (5), (7), (10) and (11).

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         DIAGNOSTIC IMAGING SERVICES, INC. The Company owns approximately 4.5 million shares of convertible preferred stock (Series F and Series G) of Diagnostic Imaging Services, Inc. ("DIS"), a Company that operates diagnostic imaging equipment. The DIS preferred stock has an aggregate liquidation preference of approximately $4.5 million, is redeemable at the option of DIS for approximately $4.5 million plus accrued dividends, and is convertible into common stock of DIS at $2.42 per share for the Series F convertible preferred stock and $1.00 per share for the Series G convertible preferred stock. In addition, the majority shareholder of DIS has the right to repurchase the DIS convertible preferred stock for approximately $4.5 million plus accrued dividends through September 2001. DIS is a customer of the Company.

         MEDICAL EQUIPMENT FINANCE CORP. In January 1993, the Company acquired all of the outstanding shares of common stock of Medical Equipment Finance Corp. ("MEF Corp.") from MEFC Partners L.P., a Delaware limited partnership ("MEFC Partners"). Under the terms of the original purchase agreement, the purchase price was payable before October 15, 1998 in cash or Common Stock of the Company, as elected by the Company. As initially structured, the purchase price was to be determined as a percentage of the after-tax earnings of the MEF Corp. division of the Company during the sixty-six month period following the date of acquisition. During the year ended June 30, 1995, management entered into negotiations with the former shareholders of MEF Corp. to revise certain terms of the purchase agreement. The Company and the former shareholders of MEF Corp. agreed in June 1995 to set the purchase price of MEF Corp. at 400,000 shares of Common Stock (the "MEFC Shares"). Michael A. O'Hanlon (President, Chief Executive Officer and a Director of the Company), Dominic A. Guglielmi (formerly employed by the Company as a Vice President) and Mark H. Idzerda (an employee of DVI Financial Services) are general partners of MEFC Partners and are entitled to receive 132,000, 88,000 and 80,000 of the MEFC Shares, respectively. The remaining 100,000 MEFC Shares are to be distributed among approximately 12 other individuals. In addition, the MEFC Partners have been granted certain registration rights with respect to the MEFC Shares.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DVI, INC.
                                     (Registrant)

Date:    October 27, 1997            By: /s/MICHAEL A. O'HANLON
                                         -----------------------
                                         Michael A. O'Hanlon
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                            Title                               Date
---------                            -----                               ----
Principal Financial Officer:

 /s/STEVEN R. GARFINKEL             Executive Vice President and        October 27, 1997
----------------------------
    Steven R. Garfinkel             Chief Financial Officer



Principal Accounting Officer:

 /s/JOHN P. BOYLE                   Vice President and                  October 27, 1997
----------------------------
    John P. Boyle                   Chief Accounting Officer


Directors:

 /s/GERALD L. COHN
----------------------------
    Gerald L. Cohn                                                       October 27, 1997


 /s/WILLIAM S. GOLDBERG
----------------------------
    William S. Goldberg                                                  October 27, 1997


 /s/JOHN E. MCHUGH
----------------------------
    John E. McHugh                                                       October 27, 1997


 /s/MICHAEL A. O'HANLON
----------------------------
    Michael A. O'Hanlon                                                  October 27, 1997


 /s/HARRY T. J. ROBERTS
----------------------------
    Harry T. J. Roberts                                                  October 27, 1997


 /s/NATHANIEL SHAPIRO
----------------------------
    Nathaniel Shapiro                                                    October 27, 1997