Form 10-Q
period 1997-09-30
DVI INC
filed 1997-11-14
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q
(Mark One)
|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITY EXCHANGE ACT OF 1934.


               For the quarterly period ended: September 30, 1997

                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:
Common stock, $.005 par value - 10,868,748 shares as of October 31, 1997.

                           DVI, INC. AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL INFORMATION:
                                                                            PAGE
                                                                          NUMBER
                                                                          ------
ITEM 1.  FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
   September 30, 1997 (unaudited) and June 30, 1997......................    3-4

Consolidated Statements of Operations -
   Three months ended September 30, 1997 and 1996 (unaudited) ...........      5

Consolidated Statements of Shareholders' Equity -
   July 1, 1996 through September 30, 1997 (unaudited)...................      6

Consolidated Statements of Cash Flows -
   Three months ended September 30, 1997 and 1996 (unaudited) ...........    7-8

Notes to Consolidated Financial Statements (unaudited)...................   9-10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..................  11-12


PART II.  OTHER INFORMATION..............................................     13

SIGNATURES ..............................................................     14

                           DVI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                     ASSETS

                                                                       SEPTEMBER 30,        JUNE 30,
                                                                           1997               1997
                                                                       -------------       ---------
                                                                        (Unaudited)

Cash and cash equivalents .......................................        $  23,476         $   8,935

Cash and cash equivalents, restricted ...........................           29,715            26,425


Receivables:
  Investment in direct financing leases and
   notes secured by equipment or medical receivables:
   Receivables in installments ..................................          498,137           496,861
       Receivables and notes - related parties ..................            7,851             9,453
   Recourse credit enhancements .................................           48,075            46,095
   Notes collateralized by medical receivables ..................          105,119            85,649
   Residual valuation ...........................................            8,857             8,276
   Unearned income ..............................................          (66,521)          (69,739)
                                                                         ---------         ---------
   Net investment in direct financing leases and
     notes secured by equipment or medical receivables ..........          601,518           576,595

  Less: Allowance for losses on receivables .....................           (6,608)           (5,976)
                                                                         ---------         ---------

Net receivables .................................................          594,910           570,619

Equipment on operating leases
  (net of accumulated depreciation of $1,693 (September 30, 1997)
  and $2,301 (June 30, 1997)) ...................................            3,955             4,041

Furniture and fixtures
  (net of accumulated depreciation of $1,942 (September 30, 1997)
  and $1,702 (June 30, 1997)) ...................................            3,335             2,389

Investments in investees ........................................            6,402             6,609

Goodwill, net ...................................................            3,876             3,953

Other assets ....................................................           11,490            11,148
                                                                         ---------         ---------

Total assets ....................................................        $ 677,159         $ 634,119
                                                                         =========         =========

                           DVI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   SEPTEMBER 30,         JUNE 30,
                                                                                       1997                1997
                                                                                   -------------        ---------
                                                                                    (Unaudited)

Accounts payable .............................................................        $  30,589         $  30,722

Accrued expenses and other liabilities .......................................           16,482            19,208

Borrowings under warehouse facilities ........................................          116,843            44,586

Deferred income taxes ........................................................            8,610             8,610

Long-term debt, net:
  Notes payable to financial institutions ....................................            5,447             6,168
  Discounted receivables (primarily limited recourse) ........................          288,972           317,863
    9 7/8% senior notes due 2004 .............................................           96,039            95,883
  Subordinated debt ..........................................................            2,000             2,000
  Convertible subordinated notes .............................................           13,353            13,324
                                                                                      ---------         ---------
Total long-term debt, net ....................................................          405,811           435,238
                                                                                      ---------         ---------

Total liabilities ............................................................          578,335           538,364


SHAREHOLDERS' EQUITY:

Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
  Common stock, $0.005 par value; authorized 25,000,000 shares;
     outstanding 10,547,998 shares (September 30, 1997) and
     10,506,848 shares (June 30, 1997) .......................................               53                53
  Additional capital .........................................................           69,255            68,828
    Retained earnings ........................................................           29,685            26,990
  Cumulative translation adjustments .........................................             (169)             (116)
                                                                                      ---------         ---------

Total shareholders' equity ...................................................           98,824            95,755
                                                                                      ---------         ---------

Total liabilities and shareholders' equity ...................................        $ 677,159         $ 634,119
                                                                                      =========         =========

                           DVI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      ----------------------
                                                        1997           1996
                                                      -------        -------
Finance and other income:
  Amortization of finance income .............        $14,240        $11,116
  Other income ...............................          1,835          1,500
                                                      -------        -------

Total finance and other income ...............         16,075         12,616
 Interest expense ............................         11,627          8,302
                                                      -------        -------

Net interest and other income ................          4,448          4,314
Net gain on sale of financing transactions ...          5,024          2,333
                                                      -------        -------

Net finance income ...........................          9,472          6,647

  Selling, general and administrative expenses          3,624          2,849
  Provision for possible losses on receivables            992            273
                                                      -------        -------


Earnings before provision for income taxes and
  equity in net loss of investees ............          4,856          3,525

Provision for income taxes ...................          1,956          1,496
Equity in net loss of investees ..............            205             24
                                                      -------        -------

Net earnings .................................        $ 2,695        $ 2,005
                                                      =======        =======
Net earnings per share:
  Primary ....................................        $  0.24        $  0.18
                                                      =======        =======

  Fully diluted ..............................        $  0.23        $  0.18
                                                      =======        =======

                           DVI, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)


                                                     COMMON STOCK                                      CUMULATIVE         TOTAL
                                                   $0.005 PAR VALUE       ADDITIONAL      RETAINED    TRANSLATION      SHAREHOLDERS'
                                                   SHARES      AMOUNT       CAPITAL       EARNINGS     ADJUSTMENT         EQUITY
                                                 ----------    ------       -------       --------     ----------        --------
Balances at July 1, 1996 .................       10,409,370       $52       $67,162       $ 18,049             --        $ 85,263

Issuance of common stock upon
   exercise of stock options and
   warrants...............................           40,875         1         1,066                                         1,067
Conversion of subordinated notes .........           56,603                     600                                           600
Currency translation adjustment ..........                                                                   (116)           (116)
Net earnings .............................                                                   8,941                          8,941
                                                 ----------       ---       -------       --------        -------        --------

Balances at June 30, 1997 ................       10,506,848        53        68,828         26,990           (116)         95,755
Issuance of common stock upon
   exercise of stock options and
   warrants...............................           41,150                     427                                           427
Currency translation adjustment ..........                                                                    (53)            (53)
Net earnings..............................                                                  2,695                          2,695
                                                 ----------       ---       -------       --------        -------        --------

Balances at September 30, 1997 ...........       10,547,998       $53       $69,255       $ 29,685        $  (169)       $ 98,824
                                                 ==========       ===       =======       ========        =======        ========

                           DVI, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              1997             1996
                                                                           ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ...................................................        $   2,695         $  2,005

   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
       Equity in net loss of investees ............................              205               24
       Depreciation and amortization ..............................            2,825            2,246
       Additions to allowance accounts ............................              992              273
       Net gain on sale of financing transactions .................           (5,024)          (2,333)
       Cumulative translation adjustments .........................              (50)             ---
       Changes in assets and liabilities:
       (Increases) decreases in:
         Cash and cash equivalents, restricted ....................           (3,290)           7,250
         Amounts due from portfolio sale ..........................              ---           54,797
         Receivables ..............................................             (511)           1,828
         Other assets .............................................             (320)          (3,987)
       Increases (decreases) in:
         Accounts payable .........................................             (133)            (117)
         Accrued expenses and other liabilities ...................           (2,726)            (666)
                                                                           ---------         --------

         Total adjustments ........................................           (8,032)          59,315
                                                                           ---------         --------

   Net cash (used in) provided by operating activities ............           (5,337)          61,320
                                                                           ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of equipment acquired .....................................         (128,383)         (85,224)
   Portfolio receipts net of amounts included in income and
     proceeds from sales of financing transactions ................          125,127           74,596
   Net increase in notes collateralized by medical receivables ....          (17,853)         (12,205)
   Furniture and fixtures additions ...............................           (1,186)            (219)
                                                                           ---------         --------
     Net cash (used in) investing activities ......................          (22,295)         (23,052)
                                                                           ---------         --------


                                                                       continued

                           DVI, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 1997              1996
                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options and warrants ............              427             1,444
   Borrowings under:
     Warehouse facilities ............................          194,815            80,743
     Long-term debt ..................................              ---
                                                                                   19,046
   Repayments on:
     Warehouse facilities ............................         (122,620)         (110,691)
     Long-term debt ..................................          (30,449)          (26,544)
                                                              ---------         ---------

   Net cash provided by (used in)
     financing activities ............................           42,173           (36,002)
                                                              ---------         ---------

Net increase in cash and
   cash equivalents ..................................           14,541             2,266

Cash and cash equivalents,
   beginning of period ...............................            8,935             2,376
                                                              ---------         ---------

Cash and cash equivalents,
   end of period .....................................        $  23,476         $   4,642
                                                              =========         =========



CASH PAID DURING THE YEAR FOR:

   Interest ..........................................        $  12,910         $   8,261
                                                              =========         =========

   Income taxes ......................................        $      72         $   1,366
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

                           DVI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (Commission). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in DVI, Inc.'s (the Company) latest annual report on Form 10-K for the fiscal year ended June 30, 1997.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of September 30, 1997 and June 30, 1997, the consolidated statements of operations for the three month periods ended September 30, 1997 and 1996, the consolidated statements of shareholders' equity for the period from July 1, 1996 through September 30, 1997, and the consolidated statements of cash flows for the three month periods ended September 30, 1997 and 1996. The results of operations for the three month period ended September 30, 1997 is not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1998.

Certain amounts as previously reported have been reclassified to conform to the September 30, 1997 presentation.


NOTE 2 - NET EARNINGS PER SHARE

Primary earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective periods. The weighted average number of shares of common stock and common stock equivalents for primary earnings per share increased to 11,210,000 in the three month period ended September 30, 1997 from 11,134,000 for the same prior year period. Weighted average shares for fully diluted earnings per share increased to 12,622,000 for the three month period ended September 30, 1997 from 12,446,000 for the same period of the prior year. Fully diluted earnings per share assumes conversion of the subordinated notes as of the beginning of the period.

                           DVI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED) (UNAUDITED)


NOTE 3 - HEDGE TRANSACTIONS

The Company's equipment loans are structured on a fixed interest rate basis. When the Company originates equipment loans, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its equipment loan customers and the effective interest cost it will pay when it permanently funds those loans. Increases in interest rates between the time the loans are originated and the time they are permanently funded could narrow, eliminate or even reverse the spread between the interest rate the Company realizes on its equipment loans and the interest rate that the Company pays under its warehouse facilities or under a permanent funding program. In an attempt to protect itself against that risk, the Company uses a hedging strategy.

The Company uses derivative financial instruments, such as forward rate agreements, Treasury locks, and interest rate swaps, caps and collars, to manage its interest rate risk. The derivatives are used to manage three components of this interest rate risk: interest sensitivity adjustments, pricing of anticipated loan securitizations and sales, and interest rate spread protection. Forward rate agreements in conjunction with cash market activities are for interest sensitivity adjustments and are used to extend the repricing period of short-term floating rate warehouse facilities. Treasury locks and collars are used to hedge the interest rate risk on anticipated loan securitizations and sales. Treasury lock and collar transactions lock in specific rates and a narrow range of rates, respectively, of Treasury notes having maturities comparable to the average life of the anticipated securitizations and sales. Interest rate swaps and caps are used for interest rate spread protection from rising interest rates in certain loan sale facilities where the cash flows from the loans sold are fixed rate but the borrowing costs are variable rate.

At September 30, 1997, the Company had $50.0 million in Treasury lock transactions and $200.0 million in collars. The Company also had $20.5 million in interest rate swaps.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total finance and other income increased to $16.1 million for the three month period ended September 30, 1997 from $12.6 million for the three month period ended September 30, 1996. Amortization of finance income increased to $14.2 million from $11.1 million for the three month period ended September 30, 1997 as compared to the same period of the prior year. The increase primarily was a result of the overall increase in the size of the Company's loan portfolio. Other income increased to $1.8 million in the three month period ended September 30, 1997 from $1.5 million in the comparable prior year period. The increase mainly was due to fees earned on the larger portfolio and service fees earned on serviced assets.

Interest expense increased to $11.6 million for the three months ended September 30, 1997 from $8.3 million for the three months ended September 30, 1996. The increase primarily is a result of the growth of the Company's loan portfolio and the issuance of 9 7/8% Senior Notes in January 1997. As a percentage of finance and other income, interest expense increased to 72.3% in the three months ended September 30, 1997 as compared to 65.8% in the same period of the prior year.

Net gain on sale of financing transactions increased to $5.0 million for the three months ended September 30, 1997 from $2.3 million for the three months ended for the same period of the prior fiscal year. Loans sold during the three month period ended September 30, 1997 were $78.4 million compared to $46.8 million during the same period of the prior fiscal year.

Selling, general and administrative expenses for the first quarter ended September 30, 1997 increased by 27.2% to $3.6 million from $2.8 million for the same quarter of the prior fiscal year. The increase in the Company's selling, general and administrative expenses primarily was related to the expansion of the Company's new domestic and international businesses and the Company's 39.4% growth in managed net financed assets.

The provision for possible losses on receivables was $992,000 for the three month period ended September 30, 1997 as compared to $273,000 for the three month period ended September 30, 1996. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of Management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before provision for income taxes and equity in net loss of investees increased 37.8% to $4.9 million for the three month period ended September 30, 1997 compared to $3.5 million for the same period ended September 30, 1996. Net earnings increased 34.4% to $2.7 million from $2.0 million in comparing the three month period ended September 30, 1997 to the same period ended September 30, 1996. Net earnings per share increased 33.3% to $0.24 for the first quarter ended September 30, 1997 from $0.18 for the same 1996 period. The increase in net earnings per share results from an increase in the Company's net earnings, as the amount of weighted average number of common shares and equivalents outstanding remained consistent between periods.



FINANCIAL CONDITION

Total shareholders' equity increased $3.1 million to $98.8 million at September 30, 1997 from $95.8 million at June 30, 1997. The increase primarily was due to net earnings of $2.7 million and exercise of stock options and warrants for $427,000.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment and medical receivables financing businesses.

At September 30, 1997, the Company had available an aggregate of $398.0 million in warehouse facilities of which $116.8 million was utilized.

On January 30, 1997, the Company completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004. Interest is payable semiannually on February 1 and August 1 of each year, commencing on August 1, 1997. The Notes will be redeemable at the option of the Company in whole or in part at any time on or after February 1, 2002 at specified redemption prices. The proceeds from the sale were used (i) to fund the Company's growth, including increasing the amount of equipment and medical receivables loans the Company can fund, (ii) to develop the Company's new international operations, including the purchase of receivables originated outside the United States and investment in joint ventures, (iii) for other working capital needs and (iv) for general corporate purposes.

Through September 30, 1997, the Company has completed sixteen securitizations or other structured finance transactions for medical equipment financings totaling $1.2 billion, including two public debt issues totaling $165.6 million and fourteen private placements of debt and whole loan sales totaling $987.0 million. The Company expects for the foreseeable future to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Any statements contained in this Form 10-Q which are not historical facts are forward-looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to, changes (legislative and otherwise) in the healthcare industry, those relating to demand for DVI's services, pricing, market acceptance, the effect of economic conditions, litigation, competitive products and services, the results of financing efforts, the ability to complete transactions, and other risks identified in the Company's Securities and Exchange Commission filings.

                           PART II - OTHER INFORMATION



Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                     None,




          (b)    Form 8-K

                    The Company filed a Current Report on Form 8-K dated October 29, 1997 with respect to the Company's private sale of an aggregate of 300,000 shares of its common stock pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  DVI, INC.
                                         ----------------------------
                                                 (Registrant)




                                    By:  /S/ MICHAEL A. O'HANLON
                                         ----------------------------
                                         Michael A. O'Hanlon
                                         President and Chief Executive
                                         Officer


                                    By:  /S/ STEVEN R. GARFINKEL
                                         ----------------------------
                                         Steven R. Garfinkel
                                         Executive Vice President and
                                         Chief Financial Officer



Date:  November 14  , 1997