Form 10-Q
period 1997-12-31
DVI INC
filed 1998-02-17
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITY EXCHANGE ACT OF 1934.

                For the quarterly period ended: December 31, 1997

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ____ to _____

                         Commission file number 0-16271

                                    DVI, INC.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         22-2722773
----------------------------------                      ---------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

            500 HYDE PARK

DOYLESTOWN, PENNSYLVANIA                                        18901
----------------------------------                      ---------------------
     (Address of principal                                    (Zip Code)
       executive offices)

Registrant's telephone number including area code:  (215) 345-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date: Common stock, $.005 par value - 10,953,384 shares as of January 30, 1998.

                           DVI, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION:                                            PAGE
                                                                          NUMBER
ITEM 1.       FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
     December 31, 1997 and June 30, 1997 (unaudited) .................      3-4

Consolidated Statements of Operations -
     Three and six months ended December 31, 1997 and 1996 (unaudited)        5

Consolidated Statements of Shareholders' Equity -
     July 1, 1996 through December 31, 1997 (unaudited) ..............        6

Reconciliation of Earnings per Share Calculation -
     Three and six months ended December 31, 1997 and 1996 (unaudited)        7

Consolidated Statements of Cash Flows -
     Six months ended December 31, 1997 and 1996 (unaudited) .........      8-9

Notes to Consolidated Financial Statements (unaudited) ...............    10-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................    12-13

PART II.  OTHER INFORMATION ..........................................       14

SIGNATURES ...........................................................       15

                           DVI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                     ASSETS

                                                                                December 31,         June 30,
                                                                                    1997              1997
                                                                                ------------        ---------

Cash and cash equivalents ................................................       $  11,872        $   9,187

Cash and cash equivalents, restricted ....................................          30,233           26,461


Receivables:

   Investment in direct financing leases and notes secured by equipment or medical receivables:

     Receivables in installments .........................................         503,385          496,861
     Receivables and notes - related parties ...........................             7,329            9,453
     Recourse credit enhancements ........................................          51,490           46,095
     Notes collateralized by medical receivables .........................         144,432           85,649
     Residual valuation ..................................................           9,783            8,276
     Unearned income .....................................................         (61,479)         (69,739)
                                                                                 ---------        ---------
     Net investment in direct financing leases and
       notes secured by equipment or medical receivables .................         654,940          576,595

   Allowance for losses on receivables ...................................          (7,774)          (5,976)
                                                                                 ---------        ---------

Net receivables ..........................................................         647,166          570,619

Equipment on operating leases
   (net of accumulated depreciation of $2,163 (December 31, 1997)
   and $2,301 (June 30, 1997)) ...........................................           7,340            4,041

Furniture and fixtures
   (net of accumulated depreciation of $2,220 (December 31, 1997)
   and $1,710 (June 30, 1997)) ...........................................           3,351            2,405

Investments in investees .................................................           6,209            6,609

Goodwill, net ............................................................           3,799            3,953

Other assets .............................................................          16,336           11,253
                                                                                 ---------        ---------

Total assets .............................................................       $ 726,306        $ 634,528
                                                                                 =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                December 31,      June 30,
                                                                                   1997             1997
                                                                                ------------      ---------


Accounts payable .........................................................       $  33,640        $  30,850

Accrued expenses and other liabilities ...................................          20,573           19,208

Borrowings under warehouse facilities ....................................         185,639           44,962

Deferred income taxes ....................................................           8,610            8,610

Long-term debt, net:

   Notes payable to financial institutions ...............................           5,450            6,168
   Discounted receivables (primarily limited recourse) ...................         254,493          317,863
   9 7/8% senior notes due 2004 ..........................................          96,193           95,883
   Subordinated debt .....................................................           2,000            2,000
   Convertible subordinated notes ........................................          13,381           13,324
                                                                                 ---------        ---------
Total long-term debt, net ................................................         371,517          435,238
                                                                                 ---------        ---------

Total liabilities ........................................................         619,979          538,868


SHAREHOLDERS' EQUITY:

   Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued Common stock, $0.005 par value; authorized 25,000,000 shares;
     outstanding 10,952,884 shares (December 31, 1997) and
     10,590,859 shares (June 30, 1997) ...................................              55               53
   Additional capital ....................................................          74,499           69,194
   Retained earnings .....................................................          32,133           26,529
   Cumulative translation adjustments ....................................            (360)            (116)
                                                                                 ---------        ---------

Total shareholders' equity ...............................................         106,327           95,660
                                                                                 ---------        ---------

Total liabilities and shareholders' equity ...............................       $ 726,306        $ 634,528
                                                                                 =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           DECEMBER 31,                DECEMBER 31,
                                                    --------------------------   -----------------------
                                                        1997          1996          1997          1996
                                                      -------       -------       -------       -------
Finance and other income:
   Amortization of finance income .............       $15,260       $11,901       $29,500       $23,017
   Other income ...............................         3,203         1,789         5,097         3,289
                                                      -------       -------       -------       -------

Total finance and other income ................        18,463        13,690        34,597        26,306
 Interest expense .............................        12,118         9,102        23,746        17,404
                                                      -------       -------       -------       -------

Net interest and other income .................         6,345         4,588        10,851         8,902
Net gain on sale of financing transactions ....         5,118         3,044        10,142         5,377
                                                      -------       -------       -------       -------

Net finance income ............................        11,463         7,632        20,993        14,279

   Selling, general and administrative expenses         4,687         3,335         8,473         6,188
   Provision for possible losses on receivables         1,438           549         2,430           822
                                                      -------       -------       -------       -------

Earnings before provision for income taxes and
   equity in net loss of investees ............         5,338         3,748        10,090         7,269
Provision for income taxes ....................         2,129         1,482         4,086         2,978
Equity in net loss of investees ...............           195            67           400            91
                                                      -------       -------       -------       -------

Net earnings ..................................       $ 3,014       $ 2,199       $ 5,604       $ 4,200
                                                      =======       =======       =======       =======

Net earnings per share:

   Basic ......................................       $  0.27       $  0.20       $  0.50       $  0.38
                                                      =======       =======       =======       =======

   Diluted ....................................       $  0.25       $  0.19       $  0.47       $  0.37
                                                      =======       =======       =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                   (UNAUDITED)


                                             Common Stock
                                          $0.005 Par Value                                  Cumulative         Total
                                        -------------------     Additional    Retained     Translation    Shareholders'
                                        Shares       Amount       Capital     Earnings     Adjustment        Equity
                                        ----------   ------    -----------    --------     -----------    -------------
Balances at July 1, 1996 ........       10,451,375       $52       $67,284       $17,966       $--          $  85,302
Issuance of common stock upon
    exercise of stock options and
    warrants ....................           82,881         1         1,310                                      1,311
Conversion of subordinated notes            56,603                     600                                        600
Currency translation adjustment .                                                               (116)            (116)
Net earnings.....................                                                  8,563                        8,563
                                        ----------       ---       -------       -------       -----        ---------

Balances at June 30, 1997 .......       10,590,859        53        69,194        26,529        (116)          95,660

Issuance of common stock upon
    exercise of stock options and
    warrants ...................            62,025                     447                                        447
Net proceeds from issuance of
    common stock ................          300,000         2         4,858                                      4,860
Currency translation adjustment .                                                               (244)            (244)
Net earnings ....................                                                  5,604                        5,604
                                        ----------       ---       -------       -------       -----        ---------
Balances at December 31, 1997 ...       10,952,884       $55       $74,499       $32,133       $(360)       $ 106,327
                                        ==========       ===       =======       =======       =====        =========

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                RECONCILIATION OF EARNINGS PER SHARE CALCULATION
                 (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                         ------------------                               ----------------
                                                          DECEMBER 31, 1997                              DECEMBER 31, 1997
                                              ---------------------------------------        --------------------------------------
                                                 Income      Avg. Shares    Per Share          Income       Avg. Shares   Per Share
                                              (numerator)   (denominator)     Amount         (numerator)  (denominator)     Amount
                                              -----------   -------------   ----------       -----------  --------------  ---------
NET EARNINGS..............................    $   3,014                                       $ 5,604

BASIC EPS

Income available to common stockholders...        3,014         11,251       $     0.27         5,604          11,139      $ 0.50
                                                                             ==========                                    ======

EFFECT OF DILUTIVE SECURITIES:

Warrants................................                            90                                             66
Options.................................                           354                                            290
Convertible debentures..................            184          1,311                            368           1,311
                                              ---------        -------                        -------         -------

DILUTED EPS

Income available to common stockholders

 + assumed conversions....................    $   3,198         13,006       $     0.25       $ 5,972          12,806      $ 0.47
                                              =========        =======       ==========       =======         =======      ======


                                                         THREE MONTHS ENDED                                   SIX MONTHS ENDED
                                                         ------------------                               ----------------------
                                                          DECEMBER 31, 1996                                  DECEMBER 31, 1996
                                              ---------------------------------------        --------------------------------------

                                                 Income     Avg. Shares    Per Share          Income        Avg. Shares    Per Share
                                              (numerator)  (denominator)     Amount         (numerator)   (denominator)      Amount
                                              -----------   -------------   ----------       -----------  --------------  ---------

NET EARNINGS..............................    $   2,199                                      $ 4,200

BASIC EPS

Income available to common stockholders...        2,199        10,968       $     0.20         4,200           10,951       $ 0.38
                                                                            ==========                                      ======

EFFECT OF DILUTIVE SECURITIES:

Warrants................................                           25                                              27
Options...................................                        187                                             199
Convertible debentures....................          184         1,311                            368            1,311
                                              ---------       -------                        -------          -------

DILUTED EPS

Income available to common stockholders
 + assumed conversions....................    $   2,383        12,491       $     0.19       $ 4,568           12,488       $ 0.37
                                              =========       =======       ==========       =======          =======       ======

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (IN THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                      1997             1996
                                                                                      ----             ----
Cash flows from operating activities:
    Net earnings ..........................................................       $   5,604        $   4,200

    Adjustments to reconcile net earnings to net cash provided by operating activities:

          Equity in net loss of investees .................................             400               91
          Depreciation and amortization ...................................           5,980            5,008
          Additions to allowance accounts .................................           2,430              822
          Net gain on sale of financing transactions ......................         (10,142)          (5,377)
          Cumulative translation adjustments ..............................            (244)            --
          Changes in assets and liabilities:
              (Increases) decreases in:

                 Cash and cash equivalents, restricted ....................          (3,772)         (10,021)
                 Amounts due from portfolio sale ..........................            --             54,797
                 Receivables ..............................................          (2,687)          (2,019)
                 Other assets .............................................          (5,061)          (1,626)
              Increases (decreases) in:

                 Accounts payable .........................................           2,790           12,777
                 Accrued expenses and other liabilities ...................           1,365              789
                                                                                  ---------        ---------

    Total adjustments .....................................................          (8,941)          55,241
                                                                                  ---------        ---------

    Net cash (used in) provided by operating activities ...................          (3,337)          59,441
                                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Cost of equipment acquired ............................................        (264,776)        (212,469)
    Portfolio receipts net of amounts included in income and proceeds
       from sales of financing transactions ...............................         249,087          174,947
    Net increase in notes collateralized by medical receivables ...........         (57,005)          (3,599)
    Furniture and fixtures additions ......................................          (1,464)            (350)
                                                                                  ---------        ---------
       Net cash (used in) investing activities ............................         (74,158)         (41,471)
                                                                                  ---------        ---------

                                                                       continued

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                            (IN THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                      DECEMBER  31,
                                                                 ---------------------
                                                                 1997             1996
                                                                 ----             ----

Cash flows from financing activities:

    Exercise of stock options and warrants ............             447            1,104
    Issuance of common stock ..........................           4,860             --
    Borrowings under:

       Warehouse facilities ...........................         413,535          206,266
       Long-term debt .................................            --            116,114
    Repayments on:
       Warehouse facilities ...........................        (272,964)        (278,805)
       Long-term debt .................................         (65,698)         (54,588)
                                                              ---------        ---------

    Net cash provided by (used in) financing activities          80,180           (9,909)
                                                              ---------        ---------

Net increase in cash and
    cash equivalents ..................................           2,685            8,061

Cash and cash equivalents,
    beginning of period ...............................           9,187            2,391
                                                              ---------        ---------

Cash and cash equivalents,
    end of period .....................................       $  11,872        $  10,452
                                                              =========        =========



CASH PAID DURING THE YEAR FOR:

    Interest ..........................................       $  21,758        $  16,377
                                                              =========        =========

    Income taxes ......................................       $     546        $   2,755
                                                              =========        =========



Supplemental disclosures of non-cash transactions:

    In July 1996, $600,000 of convertible subordinated notes were converted into common stock.

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of December 31, 1997 and June 30, 1997, the consolidated statements of operations for the three and six month periods ended December 31, 1997 and 1996, the consolidated statements of shareholders' equity for the period from July 1, 1996 through December 31, 1997, and the consolidated statements of cash flows for the six month periods ended December 31, 1997 and 1996. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1998.

Certain amounts as previously reported have been reclassified to conform to the December 31, 1997 presentation.

NOTE 2 - NET EARNINGS PER SHARE

Basic earnings per common share are based on the average number of shares of common stock outstanding during the respective periods. The average number of shares of common stock for basic earnings per share increased to 11,251,000 and 11,139,000 in the three and six month periods ended December 31, 1997 from 10,968,000 and 10,951,000 for the same prior year periods. Weighted average shares for diluted earnings per share increased to 13,006,000 and 12,806,000 for the three and six month periods ended December 31, 1997 from 12,491,000 and 12,488,000 for the same periods of the prior year. Diluted earnings per share assumes conversion of the subordinated notes as of the beginning of the period.

                           DVI, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

NOTE 3 - HEDGE TRANSACTIONS

The Company's equipment loans are structured on a fixed interest rate basis. When the Company originates equipment loans, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its equipment loan customers and the effective interest cost it will pay when it permanently funds those loans. Increases in interest rates between the time the loans are originated and the time they are permanently funded could narrow, eliminate or even reverse the spread between the interest rate the Company realizes on its equipment loans and the interest rate that the Company pays under its warehouse facilities or under a permanent funding program. In an attempt to protect itself against that risk, the Company uses hedging strategies.

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

The Company uses forward contracts to manage the foreign currency exchange risk associated with assets that are denominated in a foreign currency. These types of derivatives are utilized to manage the change in foreign currency until borrowings can be secured in the currency of the respective assets.

At December 31, 1997, the Company had $100.0 million in Treasury lock transactions and $170.0 million in collars. The Company also had $18.0 million in interest rate swaps. At December 31, 1997, the Company had 8.7 million German Marks in forward contracts.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total finance and other income increased to $18.5 and $34.6 million in the three and six month periods ended December 31, 1997 from $13.7 and $26.3 million for the three and six month periods ended December 31, 1996. Amortization of finance income increased to $15.3 and $29.5 million from $11.9 and $23.0 million for the three and six month periods ended December 31, 1997 as compared to the same periods of the prior year. The increase primarily was a result of the overall increase in the size of the Company's loan portfolio. Other income increased to $3.2 and $5.1 million in the three and six month periods ended December 31, 1997 from $1.8 and $3.3 million in the comparable prior year period. The increase was due mainly to fees earned on the larger portfolio, service fees earned on serviced assets and fees associated with the repayment of two contracts.

Interest expense increased to $12.1 and $23.7 million for the three and six months ended December 31, 1997 from $9.1 and $17.4 million for the three and six months ended December 31, 1996. The increase is primarily a result of the growth of the Company's loan portfolio. As a percentage of finance and other income, interest expense decreased to 65.6% in the three months ended December 31, 1997 as compared to 66.5% in the same period of the prior year. Interest expense as a percentage of finance and other income increased to 68.6% for the six months ended December 31, 1997 as compared to 66.2% for the six month period ended December 31, 1996.

Net gain on sale of financing transactions increased to $5.1 and $10.1 million for the three and six months ended December 31, 1997 from $3.0 and $5.4 million for the same periods of the prior fiscal year. Loans sold during the three and six month periods ended December 31, 1997 were $70.2 million and $148.6 million compared to $70.0 million and $116.8 million during the same periods of the prior fiscal year. Higher relative gains are attributable to better structuring and timing, as well as lower costs.

Selling, general and administrative expenses for the second quarter ended December 31, 1997 increased by 40.5% to $4.7 million from $3.3 million for the same quarter of the prior fiscal year. For the six months ended December 31, 1997 selling, general and administrative expenses increased by 36.9% to $8.5 million from $6.2 million for the same prior year period. The increase in the Company's selling, general and administrative expenses was primarily related to the expansion of the Company's new domestic and international businesses and the Company's 40.0% growth in managed net financed assets.

The provision for possible losses on receivables was $1.4 and $2.4 million for the three and six month periods ended December 31, 1997 as compared to $549,000 and $822,000 for the three and six month periods ended December 31, 1996. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of Management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before provision for income taxes and equity in net loss of investees increased 42.4% and 38.8% to $5.3 and $10.1 million for the three and six month periods ended December 31, 1997 compared to $3.7 and $7.3 million for the same periods ended December 31, 1996. Net earnings increased 37.1% and 33.4% to $3.0 and $5.6 million from $2.2 and $4.2 million in comparing the three and six month periods ended December 31, 1997 to the same periods ended December 31, 1996. Diluted earnings per share increased 31.6% and 27.0% to $0.25 and $0.47 from $0.19 and $0.37 when comparing the three and six month periods ended December 31, 1997 and December 31, 1996. The increase in diluted earnings per share results from an increase in the Company's net earnings, partially offset by an increase in average diluted shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION

Total shareholders' equity increased $10.6 million to $106.3 million at December 31, 1997 from $95.7 million at June 30, 1997. The increase primarily was due to net earnings of $5.6 million, issuance of 300,000 shares for $4.9 million, and exercise of stock options and warrants for $0.4 million.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment and medical receivables financing businesses.

At December 31, 1997, the Company had available an aggregate of $453.5 million in warehouse facilities of which $185.6 million was utilized.

Through December 31, 1997, the Company has completed eighteen securitizations or other structured finance transactions for medical equipment financings totaling $1,245.8 million, including two public debt issues totaling $165.6 million and sixteen private placements of debt and whole loan sales totaling $1,080.1 million. The Company expects for the foreseeable future to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1 Credit Agreement, dated December 31, 1997, between CoreStates Bank, N.A., DVI Financial Services Inc., and Oferil, S.A. (Filed herewith)

         10.2 Guaranty Agreement, dated December 31, 1997, executed by DVI, Inc. in favor of CoreStates Bank, N.A. in connection with the aforementioned Credit (Filed herewith)

     (b) Form 8-K

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

                                                     DVI, INC.
                                         --------------------------------------
                                                   (Registrant)

                                  By:    /s/ MICHAEL A. O'HANLON
                                         Michael A. O'Hanlon
                                         President and Chief Executive Officer

                                  By:    /s/ STEVEN R. GARFINKEL
                                         Steven R. Garfinkel
                                         Executive Vice President and
                                         Chief Financial Officer

Date:  February 11, 1998

                                EXHIBIT INDEX


         10.1 Credit Agreement, dated December 31, 1997, between CoreStates Bank, N.A., DVI Financial Services Inc., and Oferil, S.A. (Filed herewith)

         10.2 Guaranty Agreement, dated December 31, 1997, executed by DVI, Inc. in favor of CoreStates Bank, N.A. in connection with the aforementioned Credit (Filed herewith)

         27       Financial Data Schedule