Form 10-Q
period 1998-03-31
DVI INC
filed 1998-05-08
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q
(Mark One)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITY EXCHANGE ACT OF 1934.


                 For the quarterly period ended: March 31, 1998

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

Common stock, $.005 par value - 11,020,108 shares as of April 30, 1998.

                           DVI, INC. AND SUBSIDIARIES


                                      INDEX


PART I.  FINANCIAL INFORMATION:                                             PAGE
                                                                           NUMBER
                                                                           ------
ITEM 1.       FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
     March 31, 1998 and June 30, 1997 (unaudited) .....................      3-4

Consolidated Statements of Operations -
     Three and nine months ended March 31, 1998 and 1997 (unaudited) ..        5

Consolidated Statements of Shareholders' Equity -
     July 1, 1996 through March 31, 1998 (unaudited) ..................        6

Reconciliation of Earnings per Share Calculation -
     Three and nine months ended March 31, 1998 and 1997 (unaudited) ..        7

Consolidated Statements of Cash Flows -
     Nine months ended March 31, 1998 and 1997 (unaudited) ............      8-9

Notes to Consolidated Financial Statements (unaudited) ................       10


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .........................    11-12


PART II.  OTHER INFORMATION ...........................................       13


SIGNATURES ............................................................       14

                           DVI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                  MARCH 31,        JUNE 30,
                                                                                    1998             1997
                                                                                 -----------      ----------
Cash and cash equivalents ................................................       $  22,921        $   9,187

Cash and cash equivalents, restricted ....................................          41,473           26,461


Receivables:
   Investment in direct financing leases and notes secured by equipment or medical receivables:
     Receivables in installments .........................................         520,560          496,861
     Receivables and notes - related parties .............................           6,869            9,453
     Recourse credit enhancements ........................................          55,285           46,095
     Notes collateralized by medical receivables .........................         163,049           85,649
     Residual valuation ..................................................          11,226            8,276
     Unearned income .....................................................         (66,790)         (69,739)
                                                                                   --------        ---------
     Net investment in direct financing leases and
       notes secured by equipment or medical receivables .................         690,199          576,595

   Allowance for losses on receivables ...................................          (8,697)          (5,976)
                                                                                   --------       ---------

Net receivables ..........................................................         681,502          570,619

Equipment on operating leases
   (net of accumulated depreciation of $2,456 (March 31, 1998)
   and $2,301 (June 30, 1997)) ...........................................          13,071            4,041

Furniture and fixtures
   (net of accumulated depreciation of $2,392 (March 31, 1998)
   and $1,710 (June 30, 1997)) ...........................................           3,319            2,405

Investments in investees .................................................           6,059            6,609

Goodwill, net ............................................................           3,723            3,953

Other assets .............................................................          19,991           11,253
                                                                                 ---------        ---------

Total assets .............................................................       $ 792,059        $ 634,528
                                                                                 =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   MARCH 31,         JUNE 30,
                                                                                     1998              1997
                                                                                  ----------        ---------
Liabilities:

Accounts payable .........................................................       $  45,778        $  30,850

Accrued expenses and other liabilities ...................................          19,861           19,208

Borrowings under warehouse facilities ....................................         182,152           44,962

Deferred income taxes ....................................................           8,610            8,610

Long-term debt, net:
   Discounted receivables (primarily limited recourse) ...................         298,945          317,863
   9 7/8% senior notes due 2004 ..........................................          96,329           95,883
   Other debt ............................................................          16,764            8,168
   Convertible subordinated notes ........................................          13,410           13,324
                                                                                 ---------        ---------
Total long-term debt, net ................................................         425,448          435,238
                                                                                 ---------        ---------

Total liabilities ........................................................         681,849          538,868


Shareholders' equity:

   Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
   Common stock, $0.005 par value; authorized 25,000,000 shares;
     outstanding 11,018,008 shares (March 31, 1998) and
     10,590,859 shares (June 30, 1997) ...................................              55               53
   Additional capital ....................................................          75,137           69,194
   Retained earnings .....................................................          35,498           26,529
   Cumulative translation adjustments ....................................            (480)            (116)
                                                                                 ---------        ---------

Total shareholders' equity ...............................................         110,210           95,660
                                                                                 ---------        ---------

Total liabilities and shareholders' equity ...............................       $ 792,059        $ 634,528
                                                                                 =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             MARCH 31,                      MARCH 31,
                                                      -----------------------       ------------------------
                                                        1998          1997             1998            1997
                                                        ----          ----             ----            ----
Finance and other income:
   Amortization of finance income .............       $16,339       $ 13,041        $ 45,839        $ 36,058
   Other income ...............................         3,147          2,067           8,258           5,356
                                                      -------       --------        --------        --------

Total finance and other income ................        19,486         15,108          54,097          41,414
 Interest expense .............................        12,838         10,242          36,584          27,646
                                                      -------       --------        --------        --------

Net interest and other income .................         6,648          4,866          17,513          13,768
Net gain on sale of financing transactions ....         4,918          2,903          15,060           8,280
                                                      -------       --------        --------        --------

Net finance income ............................        11,566          7,769          32,573          22,048

   Selling, general and administrative expenses         4,599          3,746          13,086           9,934
   Provision for possible losses on receivables         1,479            289           3,909           1,111
                                                      -------       --------        --------        --------

Earnings before provision for income taxes and
   equity in net gain/(loss) of investees .....         5,488          3,734          15,578          11,003
Provision for income taxes ....................         2,230          1,666           6,316           4,644
Equity in net gain/(loss) of investees ........           107            (82)           (293)           (173)
                                                      -------       --------        --------        --------

Net earnings ..................................       $ 3,365       $  1,986        $  8,969        $  6,186
                                                      =======       ========        ========        ========

Net earnings per share:
   Basic ......................................       $  0.30       $   0.18        $   0.80        $   0.56
                                                      =======       ========        ========        ========

   Diluted ....................................       $  0.27       $   0.17        $   0.74        $   0.54
                                                      =======       ========        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                    COMMON STOCK
                                                    -------------
                                                   $0.005 PAR VALUE
                                                   -----------------                                  CUMULATIVE         TOTAL
                                                                            ADDITIONAL    RETAINED    TRANSLATION    SHAREHOLDERS'
                                                  SHARES          AMOUNT     CAPITAL      EARNINGS    ADJUSTMENT        EQUITY
                                                  ------          ------     -------      --------    ----------        ------
Balances at July 1, 1996 .................       10,451,375       $ 52       $67,284       $17,966       $--          $  85,302
Issuance of common stock upon
    exercise of stock options and warrants           82,881          1         1,310                                      1,311
    Conversion of subordinated notes .....           56,603                      600                                        600
    Currency translation adjustment ......                                                                (116)            (116)
    Net earnings .........................                                                   8,563                        8,563
                                                 ----------       ----       -------       -------       -----        ---------

    Balances at June 30, 1997 ............       10,590,859         53        69,194        26,529        (116)          95,660

    Issuance of common stock upon
    exercise of stock options and warrants          127,149                    1,085                                      1,085
Net proceeds from issuance of
    common stock .........................          300,000          2         4,858                                      4,860

Currency translation adjustment ..........                                                                (364)            (364)
Net earnings .............................                                                   8,969                        8,969
                                                 ----------       ----       -------       -------       -----        ---------


Balances at March 31, 1998 ...............       11,018,008       $ 55       $75,137       $35,498       $(480)       $ 110,210
                                                 ==========       ====       =======       =======       =====        =========

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                RECONCILIATION OF EARNINGS PER SHARE CALCULATION
                 (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31, 1998            NINE MONTHS ENDED MARCH 31, 1998
                                             ------------------------------------------  ----------------------------------------
                                                 INCOME      AVG. SHARES     PER SHARE      INCOME       AVG. SHARES    PER SHARE
                                              (NUMERATOR)   (DENOMINATOR)     AMOUNT      (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                              -----------   -------------     ------      -----------   -------------    ------
NET EARNINGS ..........................         $3,365                                      $8,969                         --

BASIC EPS
Income available to common stockholders          3,365         11,376         $0.30          8,969         11,217         $0.80
                                                                              =====                                       =====

EFFECT OF DILUTIVE SECURITIES:
Warrants ..............................                           114                                          83
Options ...............................                           416                                         331
Convertible debentures ................            184          1,311                          552          1,311
                                                ------         ------                       ------         ------

DILUTED EPS
Income available to common stockholders
 + assumed conversions ................         $3,549         13,217         $0.27         $9,521         12,942         $0.74
                                                ======         ======         =====         ======         ======         =====



                                                 THREE MONTHS ENDED MARCH 31, 1997            NINE MONTHS ENDED MARCH 31, 1997
                                              -----------------------------------------   ---------------------------------------
                                                 INCOME      AVG. SHARES     PER SHARE     INCOME        AVG. SHARES    PER SHARE
                                              (NUMERATOR)   (DENOMINATOR)     AMOUNT      (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                              -----------   -------------     ------      -----------   -------------     ------
NET EARNINGS ..........................         $1,986                                      $6,186

BASIC EPS
Income available to common stockholders          1,986         10,983         $0.18          6,186         10,961         $0.56
                                                                              =====                                       =====

EFFECT OF DILUTIVE SECURITIES:
Warrants ..............................                            41                                          32
Options ...............................                           152                                         184
Convertible debentures ................            184          1,311                          552          1,311
                                                ------         ------                       ------         ------

DILUTED EPS
Income available to common stockholders
 + assumed conversions ................         $2,170         12,487         $0.17         $6,738         12,488         $0.54
                                                ======         ======         =====         ======         ======         =====

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ----------------------------
                                                                                      1998               1997
                                                                                    ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings ..........................................................         $   8,969          $   6,186

    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Equity in net loss of investees .................................               293                173
          Depreciation and amortization ...................................             9,028              7,558
          Additions to allowance accounts .................................             3,909              1,111
          Net gain on sale of financing transactions ......................           (15,060)            (8,280)
          Cumulative translation adjustments ..............................              (107)              --
          Changes in assets and liabilities:
              (Increases) decreases in:
                 Cash and cash equivalents, restricted ....................           (15,012)             4,248
                 Amounts due from portfolio sale ..........................              --                2,986
                 Receivables ..............................................           (16,712)            (5,237)
                 Other assets .............................................            (8,710)            (2,230)
              Increases (decreases) in:
                 Accounts payable .........................................            14,928              2,068
                 Accrued expenses and other liabilities ...................               653              3,384
                                                                                    ---------          ---------

    Total adjustments .....................................................           (26,790)             5,781
                                                                                    ---------          ---------

    Net cash (used in) provided by operating activities ...................           (17,821)            11,967
                                                                                    ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cost of equipment acquired ............................................          (371,984)          (319,658)
    Portfolio receipts net of amounts included in income and proceeds
    from sales of financing transactions ..................................           350,807            266,143
    Net increase in notes collateralized by medical receivables ...........           (75,694)           (33,111)
    Furniture and fixtures additions ......................................            (1,731)              (541)
                                                                                    ---------          ---------

    Net cash (used in)  provided by investing activities ..................           (98,602)           (87,167)
                                                                                    ---------          ---------


                                                                       continued

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                          MARCH 31,
                                                                ----------------------------
                                                                   1998               1997
                                                                ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options and warrants ............             1,085              1,122
    Issuance of common stock ..........................             4,860               --
    Borrowings under:
       Warehouse facilities ...........................           609,821            394,369
       Long-term debt .................................            85,000            216,114
    Repayments on:
       Warehouse facilities ...........................          (472,875)          (445,206)
       Long-term debt .................................           (97,734)           (91,088)
                                                                ---------          ---------

    Net cash provided by (used in) financing activities           130,157             75,311
                                                                ---------          ---------

Net increase in cash and cash equivalents .............            13,734                111

Cash and cash equivalents, beginning of period ........             9,187              2,391
                                                                ---------          ---------

Cash and cash equivalents, end of period ..............         $  22,921          $   2,502
                                                                =========          =========



CASH PAID DURING THE YEAR FOR:

    Interest ..........................................         $  34,956          $  24,937
                                                                =========          =========

    Income taxes ......................................         $     514          $   3,485
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

                           DVI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in DVI, Inc.'s ("the Company") latest annual report on Form 10-K for the fiscal year ended June 30, 1997.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of March 31, 1998 and June 30, 1997, the consolidated statements of operations for the three and nine month periods ended March 31, 1998 and 1997, the consolidated statements of shareholders' equity for the period from July 1, 1996 through March 31, 1998, the reconciliation of earnings per share for the three and nine month periods ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the nine month periods ended March 31, 1998 and 1997. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1998.

Certain amounts as previously reported have been reclassified to conform to the March 31, 1998 presentation.


NOTE 2 - NET EARNINGS PER SHARE

Basic earnings per common share are based on the average number of shares of common stock outstanding during the respective periods. The average number of shares of common stock for basic earnings per share increased to 11,376,000 and 11,217,000 in the three and nine month periods ended March 31, 1998 from 10,983,000 and 10,961,000 for the same prior year periods. Weighted average shares for diluted earnings per share increased to 13,217,000 and 12,942,000 for the three and nine month periods ended March 31, 1998 from 12,487,000 and 12,488,000 for the same periods of the prior year. Diluted earnings per share assumes conversion of the subordinated notes as of the beginning of the period.


NOTE 3 - HEDGE TRANSACTIONS

At March 31, 1998, the Company had $170.0 million in Treasury lock transactions and $120.0 million in collars. The Company also had $25.6 million in interest rate swaps. At March 31, 1998, the Company had 6.7 million German Marks in forward contracts.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total finance and other income increased to $19.5 and $54.1 million in the three and nine month periods ended March 31, 1998 from $15.1 and $41.4 million for the three and nine month periods ended March 31, 1997. Amortization of finance income increased to $16.3 and $45.8 million from $13.0 and $36.1 million for the three and nine month periods ended March 31, 1998 as compared to the same periods of the prior year. The increase primarily was a result of the overall increase in the size of the Company's loan portfolio. Other income increased to $3.1 and $8.3 million in the three and nine month periods ended March 31, 1998 from $2.1 and $5.4 million in the comparable prior year period. The increase was due mainly to fees earned on the larger portfolio, service fees earned on serviced assets and fees associated with the repayment of three contracts and a legal settlement.

Interest expense increased to $12.8 and $36.6 million for the three and nine months ended March 31, 1998 from $10.2 and $27.6 million for the three and nine months ended March 31, 1997. The increase is primarily a result of the growth of the Company's loan portfolio. As a percentage of finance and other income, interest expense decreased to 65.9% in the three months ended March 31, 1998 as compared to 67.8% in the same period of the prior year. Interest expense as a percentage of finance and other income increased to 67.6% for the nine months ended March 31, 1998 as compared to 66.8% for the nine month period ended March 31, 1997.

Net gain on sale of financing transactions increased to $4.9 and $15.1 million for the three and nine months ended March 31, 1998 from $2.9 and $8.3 million for the same periods of the prior fiscal year. Loans sold during the three and nine month periods ended March 31, 1998 were $64.0 million and $212.6 million compared to $53.0 million and $169.8 million during the same periods of the prior fiscal year. Higher relative gains are attributable to better structuring and timing, as well as lower costs.

Selling, general and administrative expenses for the third quarter ended March 31, 1998 increased by 22.8% to $4.6 million from $3.7 million for the same quarter of the prior fiscal year. For the nine months ended March 31, 1998 selling, general and administrative expenses increased by 31.7% to $13.1 million from $9.9 million for the same prior year period. The increase in the Company's selling, general and administrative expenses was primarily related to the expansion of the Company's new domestic and international businesses and the Company's 35.3% growth in managed net financed assets.

The provision for possible losses on receivables was $1.5 and $3.9 million for the three and nine month periods ended March 31, 1998 as compared to $289,000 and $1.1 million for the three and nine month periods ended March 31, 1997. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before provision for income taxes and equity in net loss of investees increased 47.0% and 41.6% to $5.5 and $15.6 million for the three and nine month periods ended March 31, 1998 compared to $3.7 and $11.0 million for the same periods ended March 31, 1997. Net earnings increased 69.4% and 45.0% to $3.4 and $9.0 million from $2.0 and $6.2 million in comparing the three and nine month periods ended March 31, 1998 to the same periods ended March 31, 1997. Diluted earnings per share increased 58.8% and 37.0% to $0.27 and $0.74 from $0.17 and $0.54 when comparing the three and nine month periods ended March 31, 1998 and March 31, 1997. The increase in diluted earnings per share results from an increase in the Company's net earnings, partially offset by an increase in average diluted shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



FINANCIAL CONDITION

Total shareholders' equity increased $14.5 million to $110.2 million at March 31, 1998 from $95.7 million at June 30, 1997. The increase primarily was due to net earnings of $9.0 million, issuance of 300,000 shares for $4.9 million, and exercise of stock options and warrants for $1.1 million.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment and medical receivables financing businesses.

At March 31, 1998, the Company had available an aggregate of $398.0 million in warehouse facilities of which $182.2 million was utilized.

Through March 31, 1998, the Company has completed twenty securitizations or other structured finance transactions for medical equipment and medical receivables financings totaling approximately $1.4 billion, including two public debt issues totaling $165.6 million and eighteen private placements of debt and whole loan sales totaling $1.2 billion. The Company expects for the foreseeable future to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans.



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

                  None




         (b)      Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      DVI, INC.
                                        ----------------------------------------
                                                    (Registrant)





                                 By:    /S/MICHAEL A. O'HANLON
                                        ----------------------------------------
                                        Michael A. O'Hanlon
                                        President and Chief Executive Officer



                                 By:    /S/STEVEN R. GARFINKEL
                                        ----------------------------------------
                                        Steven R. Garfinkel
                                        Executive Vice President and
                                        Chief Financial Officer



Date:  May 8, 1998