Form 10-K405
period 1998-06-30
DVI INC
filed 1998-09-25
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  F O R M 10-K
(Mark One)
   [X]                    ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

         The aggregate market value of the Registrant's Common Stock (its only voting stock) held by nonaffiliates of the Registrant as of August 18, 1998 was approximately $201,812,373 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on that date. (Reference is made to Page 12 herein for a statement of the assumptions upon which this calculation is based.)

         As of August 18, 1998, the Registrant had 14,080,358 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

DVI, Inc. (the "Company" or "DVI") is an independent specialty finance company that provides financing to healthcare providers, principally through its medical equipment finance business and its related medical receivables finance business. As of June 30, 1998, the Company's total assets and shareholder's equity were $816.9 million and $172.3 million, respectively.

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

MEDICAL EQUIPMENT FINANCE

The Company finances the acquisition of diagnostic imaging and other types of sophisticated medical equipment used by outpatient healthcare providers, medical imaging centers, groups of physicians, integrated healthcare delivery networks and hospitals. The Company's equipment finance business operates by providing financing directly to end users of equipment and, more recently, by providing finance programs for vendors of diagnostic and patient treatment devices. The Company also purchases equipment loans from originators that generally do not have access to cost-effective permanent funding ("Wholesale Program"). The Company's typical equipment loan has an initial principal balance ranging from $50,000 to $2.0 million. The majority of the Company's equipment loans are structured on a fixed interest rate basis, such that the full cost of the equipment and all financing costs are repaid during the financing term, which typically is five years. Because most of the Company's equipment loans are structured as notes primarily secured by equipment or direct financing leases with a bargain purchase option for the equipment user, the amount carried by the Company on its balance sheet for total residual interest in equipment is small ($14.3 million as of June 30, 1998). Total equipment financing loans originated in the Company's fiscal year ended June 30, 1998 were $524.7 million. Of this amount, approximately $320.6 million was provided by the Company directly to end users; $53.2 million was generated through the Wholesale Program; $14.3 million was generated through various vendor finance programs and $136.6 million was international business.

The Company has traditionally focused its financing activities on the outpatient diagnostic and treatment services sector of the healthcare industry. This sector typically consists of radiologists and other diagnostic service providers who were among the first in the healthcare industry to move away from the hospital setting toward outpatient treatment centers. The Company expects the range of services provided in an outpatient setting to expand and intends as part of its business strategy to focus on the equipment used and medical receivables generated as a result of that expansion.

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

MEDICAL RECEIVABLES FINANCE

The Company provides lines of credit to a wide variety of healthcare providers. Substantially all of the lines of credit are collateralized by third party medical receivables due from Medicare, Medicaid, HMOs, PPOs and commercial insurance companies. The Company's medical receivables loans are structured as floating rate revolving lines of credit secured by all medical receivables generated by the borrowers, as well as other collateral. These lines of credit generally range from $1.0 million to $15.0 million; however, commitments are also provided for multiple obligor structures ranging from $16.0 million to $40.0 million. While the Company's medical receivables finance business is newer and substantially smaller than its medical equipment finance business, the Company expects this business unit to grow as a result of its recent success in accessing the securitization markets and other sources of permanent funding. New commitments of credit for the medical receivables business for the year ended June 30, 1998 were $183.2 million, and medical receivables funded as of June 30, 1998 were $137.3 million.

Medical receivables financing is readily available for many hospitals and for physicians seeking relatively small amounts of funding. However, for outpatient healthcare providers seeking funding in excess of approximately $500,000, the principal sources of financing generally are limited to specialty finance companies or factoring companies that purchase receivables at a discount. The Company believes the principal reasons for the lack of financing in these areas historically have been the uncertainty of the value of the receivables, the lack of permanent funding vehicles, and the potential for fraud due to the difficulty of verifying the performance of healthcare services. More recently, interest in providing financing for this sector has increased as a result of improved understanding of the expected reimbursement levels for healthcare services and the availability of historical performance data on which to base credit decisions. The Company believes that loans secured by medical receivables are often more attractive to borrowers that generate high-quality medical receivables because those borrowers find the Company's financing has a lower cost than the cost to those borrowers of factoring their receivables. The Company makes loans in an amount approximately equal to 70% to 85% of the aggregate amount of the net collectible value of eligible receivables pledged by the borrower.

OTHER FINANCING PRODUCTS

Consistent with its strategy of seeking to provide its healthcare provider clients with comprehensive solutions to their financing needs, the Company continually explores and from time to time provides additional financing products beyond those described above. These have included unsecured lines of credit and secured financing for clients' acquisitions of assisted living facilities. In November 1997, the Company acquired a healthcare-based merchant banking group whose key product offerings are private debt placement, loan syndication, bridge financing and mortgage loan arrangement for clients operating in the long term/assisted care and specialized hospital markets.

CREDIT UNDERWRITING

The Company believes the credit underwriting process that it uses when originating loans is effective in managing its risk. The process follows detailed procedures and benefits from the significant experience of the Company in evaluating the creditworthiness of potential borrowers. The Company also has been successful in restructuring those credits which do become delinquent. The Company's net charge-offs, as a percentage of average net financed assets, were 0.24%, 0.08% and 0.35% for the years ended June 30, 1998, 1997, and 1996, respectively, and average delinquencies, as a percentage of average managed net financed assets, for the same periods were 5.33%, 4.44% and 4.57%, respectively. The Company's historical levels of net charge-offs and delinquencies are not necessarily predictive of future results. Various factors, including changes in the way the Company's customers are paid for their services, other developments in the healthcare industry, and new technological developments affecting the resale value of equipment financed by the Company could cause the Company's future net charge-offs and delinquency rates to be higher than those experienced historically.

CAPITAL REQUIREMENTS

The Company's strong growth in loan origination and net financed receivables has required substantial amounts of external funding. The Company, through its operating subsidiaries, finances its equipment and medical receivables loans on an interim basis with secured credit facilities provided by banks and other financial institutions. These interim "warehouse" facilities are refinanced using asset securitizations, whole loan sales, and other structured finance techniques that permanently fund most of the Company's equipment loans and medical receivables loans. Permanently funded equipment and medical receivables loans are funded through the life of the respective assets. These permanent financings require additional capital to be invested by the Company to fund reserve accounts or to meet the overcollateralization required in the securitizations and sales of the Company's loans.

RECENT GROWTH

In recent years, the Company has grown substantially. Total equipment financing loans originated by the Company grew from $46.4 million in the year ended June 30, 1992 to $524.7 million in the year ended June 30, 1998. The Company's managed net financed receivables grew from $92.4 million as of June 30, 1992 to $1.2 billion as of June 30, 1998. In the Company's medical receivables financing business, which was established in 1993, new commitments of credit in the year ended June 30, 1998 were $183.2 million compared with $101.1 million in the year ended June 30, 1997. Medical receivables funded at June 30, 1998 totaled $137.3 million, an increase of $51.7 million over the prior fiscal year end.

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

- Expand medical receivables financing business. The Company has penetrated the medical receivables financing market by generating financing opportunities amongst its existing equipment finance customer base, particularly those customers that are expanding to provide additional healthcare services, as well as clients who are in segments of the healthcare market not serviced by DVI Financial Services. The Company is also exploring financial products to augment those it currently offers.

- Establish equipment financing relationships with manufacturers of lower cost diagnostic and patient treatment devices. The Company is seeking to use its reputation as a medical equipment financing specialist and its ability to finance a wide range of healthcare providers, to establish a presence in the relatively more competitive market for financing lower-cost medical equipment. The Company intends to finance increased amounts of diagnostic and patient treatment devices such as ultrasound, nuclear medicine and X-ray equipment. For the year ended June 30, 1998, the Company's loan originations for that market were $14.3 million.

- Originate medical equipment loans on a wholesale basis. The Company intends to continue its Wholesale Program, in which it obtains medical equipment loans by purchasing them from originators. The Company uses its expertise both in analyzing healthcare credits and utilizing securitization to service originators that often need access to sources of permanent financing for the equipment loans they originate. During the year ended June 30, 1998, the Company purchased $53.2 million in medical equipment loans through the Wholesale Program.

- Leverage existing expertise by offering additional financing products focused on the healthcare industry. The Company seeks to the extent appropriate to build and develop relationships with existing and potential future clients by offering financing products in addition to its core medical equipment and medical receivables financing products.

- Grow through acquisitions. The Company periodically seeks to enhance its internal growth rate through the acquisition of specialty businesses that it believes will fit within its existing operations and long-term business strategy. During its most recent fiscal year, the Company acquired a small healthcare merchant banking operation and a venture leasing business and plans to gradually integrate these activities with other DVI financing services offered to the healthcare industry. In September 1998, the Company announced its intention to acquire substantially all the assets and retain all the employees of a 15-year old "small ticket" medical equipment financing business to serve as a platform for it to expand its vendor sales program and offer customers an efficient method to finance lower cost medical equipment.

- Capitalize on international medical equipment financing needs. During the year ended June 30, 1998 the Company continued establishing international operations in order to capitalize on growing overseas markets for sales of medical equipment and devices.


   The Company recently entered into a joint venture, MSF Holding Ltd., with the International Finance Corporation (an affiliate of The World Bank), the Netherlands Development Finance Company, and a subsidiary of First Union National Corporation. Through MSF Holding Ltd., the Company will provide finance programs for vendors and manufacturers of diagnostic and patient treatment equipment and devices in Latin America, including Brazil, Argentina, Columbia and Mexico. The joint venture commenced with a planned committed loan facility of $65 million and paid-in capital of $20 million. In addition, the joint venture is in discussions with a major investment banking firm to develop and implement a permanent funding program for the equipment loans originated by the joint venture. The Company owns 59% of the joint venture holding company which operates through free-trade zone subsidiaries in Uruguay. The Company expects the customer base for equipment vendors to be private clinics, diagnostic centers and local hospitals. The Company believes that this arrangement may prove to be a suitable model for its other international activities.

   The Company has a joint venture based in Singapore with a major manufacturer of medical equipment and a financial institution to service the medical equipment market in the Asia-Pacific region. DVI Europe is the Company's branch established in the United Kingdom to service the medical equipment industry in Europe.

   While the Company believes these international operations have significant potential, it expects that the potential will be realized over the long term.


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

The Company has established a close working relationship with major manufacturers of diagnostic imaging and radiation care equipment by meeting their needs to arrange financing for the higher cost equipment they sell to healthcare providers. These manufacturers include Hitachi Medical Systems America, Philips Medical Systems and Elekta AB, among others. The Company believes these relationships afford it a competitive advantage over other providers of medical equipment financing.

The Company is seeking to expand its equipment finance business into the relatively more competitive patient diagnostic and treatment device market. The Company believes its experience and expertise in financing a wide range of healthcare providers and meeting the equipment financing needs of the customers of major manufacturers of diagnostic imaging and radiation care equipment will help it build relationships with patient treatment device manufacturers. To establish relationships with patient treatment device manufacturers, the Company expects to train the manufacturers' sales personnel in the use of equipment financing as a sales tool and to provide equipment financing programs that make these device manufacturers more competitive. The Company believes that the patient treatment device market is more diverse than the diagnostic imaging market because of the larger number of manufacturers and types of products, and the lower price range of products in the patient diagnostic and treatment device market. The patient treatment device manufacturers targeted by the Company produce products with an average cost of between $50,000 and $300,000. For the year ended June 30, 1998, the loan origination for this business unit was $14.3 million.

The Company also has a domestic business unit dedicated to the Wholesale Program which the Company started in June 1994. The Company purchases equipment loans from originators that generally do not have access to cost effective permanent funding for their loans. During the years ended June 30, 1998 and June 30, 1997, the Company purchased an aggregate of $53.2 and $85.0 million of equipment loans from 17 and 12 originators, respectively. The Company expects to continue this business at approximately current levels.

In the medical receivables finance business, the lines of credit originated by the Company are secured by pledges of (i) specific receivables due the provider,
(ii) the overall receivables portfolio of the healthcare provider, and (iii) other forms of credit enhancement such as cash collateral, letters of credit and guarantees. The Company's medical receivables loan marketing specialists assist the Company's equipment loan sales force in originating medical receivables loans. The growth and cross selling of the medical receivables financing business to the Company's existing client base should not be restricted because of the lack of access to permanent funding. The Company has closed two medical receivable term securitizations for $100 million and has also established two credit facilities totaling $125.0 million for medical receivables.


The Company's sales and marketing organization consists of 36 healthcare finance specialists located in various parts of the United States. These individuals generally have a credit industry and/or medical equipment background. The Company usually places sales personnel in geographic areas where they have knowledge of the local market. The Company believes that sales personnel who understand local economic and political trends are a more valuable component of its credit underwriting process.

CAPITAL RESOURCES AND TRANSACTION FUNDING

The Company obtains initial funding for most of its equipment loans through warehouse facilities provided by banks and other financial institutions. Loans made under these facilities are repaid when the Company permanently funds its equipment loans through securitization, or other limited-recourse permanent funding programs, including loan sales. Typically, equipment loans are held for 30 to 180 days before they are permanently funded.

The Company's need for capital, in addition to the funding provided under its warehouse and permanent funding facilities, is affected by two primary factors:
(i) the level of credit enhancement required under its various warehouse and permanent funding facilities and (ii) the amount of loans held at any time by the Company that do not qualify as eligible collateral under those facilities. Because of the manner in which the Company accounts for its business operations, it may require substantial amounts of capital, even in periods that it reports positive earnings. This arises principally because there are timing differences between the Company's recognition for accounting purposes of various items of expense and income and its actual receipt of cash that cause the Company's cash flow at times of strong growth in loan origination to be lower than its reported earnings. The two most significant of these differences are the deferral of the Company's costs to originate each loan which are amortized for accounting purposes over the life of the loan, even though the costs are paid in cash at the time of the loan origination and the recognition of gain on the sale of a loan for accounting purposes at the time the sale is deemed to have occurred, even though in many transactions treated as sales of loans for accounting purposes the cash is received over the same time period as the original amortization schedule of the loan. While these factors tend to reduce the Company's liquidity at times of strong growth in loan origination, they may have the effect of improving the Company's cash flow from operations in the short term if the Company's loan growth were to decline.


CONTINUING NEED FOR CAPITAL

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

WAREHOUSE FACILITIES

As of June 30, 1998, the Company had an aggregate maximum of $373.2 million potentially available for equipment loan financing under various warehouse facilities of which it had borrowed an aggregate of $65.5 million. These facilities are provided by a syndicate of banks that participate in a revolving credit arrangement and by investment banking firms that the Company uses for securitizations. The loans made under the bank warehouse facility (i) bear interest at floating rates; (ii) are full recourse obligations of the Company; and (iii) typically advance an amount equal to approximately 95.0% of the cost of the equipment subject to the loans being made thereunder. Loans made under the bank warehouse facility typically are repaid with the proceeds of advances made under securitization facilities. Those advances in turn are typically repaid with proceeds from permanent fundings. Loans funded under securitization facilities cease to be eligible collateral if they are not funded within a specified period of time. The amount advanced under the securitization facilities is 92% of the discounted value of the pledged receivables. If the Company were unable to arrange continued access to acceptable warehouse financing, the Company would have to curtail its loan origination, which in turn would have a material adverse effect on the Company's financial condition and operations.

PERMANENT FUNDING PROGRAM

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

For accounting purposes, the Company's securitizations are treated as either financings (on-balance sheet transactions) or sales (off-balance sheet transactions). An on-balance sheet transaction is one in which the loans being securitized remain on the Company's balance sheet as an asset for their originally contracted term as a result of the consolidation of the assets and liabilities of the special purpose vehicle with the Company's for financial accounting purposes. An off-balance sheet transaction removes the loans from the Company's balance sheet and results in the Company recognizing a gain on the sale of the underlying loans upon completion of the securitization.

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

To be cost efficient, a securitization must cover a relatively large and diverse portfolio of equipment loans. One of the basic requirements of the credit rating agencies that rate the notes issued in securitizations relates to borrower concentration and requires that no single credit (borrower) may constitute a significant portion of the pool of equipment loans being securitized (in the Company's case, the limit is generally about 3%). Because of these concentration requirements the Company generally must accumulate in excess of $75 million in loans for each securitization. The credit rating agencies also have other concentration guidelines such as equipment type and the geographic location of the obligors. These requirements mean that not all of the equipment loans held in the Company's warehouse facilities at any point in time can be placed in one securitization.

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

SENIOR NOTES

On January 30, 1997, the Company completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004 ("Senior Notes"). The agreement with respect to the Senior Notes contains, among other things, limitations on the Company's ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. Interest is payable semi-annually on February 1 and August 1 of each year. The Senior Notes will be redeemable at the option of the Company in whole or in part at any time on or after February 1, 2002 at specified redemption prices. The proceeds from the sale are being used (i) to fund the Company's growth, including increasing the amount of equipment and medical receivables loans the Company can fund, (ii) to develop the Company's new international operations, including the purchase of receivables originated outside the United States and investment in joint ventures, (iii) for other working capital needs and (iv) for general corporate purposes.



COMMON STOCK OFFERING

On May 28, 1998, the Company issued 2,300,000 shares of common stock through an underwritten public offering. The aggregate price to the public of such shares was $49.3 million and the aggregate net proceeds to the Company were $46.6 million. Also on May 28, 1998, the Company issued 340,000 shares of common stock to certain stockholders of the Company. The price to such stockholders and the aggregate net proceeds to the Company for such shares was $6.9 million. These net proceeds received do not reflect issuance costs totaling $0.4 million. The proceeds from the May 28th stock issuances are being used (i) to fund the Company's growth, including increasing the amount of equipment and medical receivables loans the Company can fund, (ii) to develop the Company's expanding international operations, (iii) for other working capital needs and (iv) for general corporate purposes. On June 30, 1998, approximately $445.9 million of common stock, preferred stock, depositary shares, debt securities and warrants remained registered and unissued under the Securities Act.

HEDGING STRATEGY

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

The Company believes that, in the event of a 10% movement in interest rates, any changes in the fair value of its derivative instruments would be proportionately offset by the changes in the fair values of the underlying hedged asset or liability.

There can be no assurance that the Company's hedging strategy or techniques will be effective, that the profitability of the Company will not be adversely affected during any period of changes in interest rates, or that the costs of hedging will not exceed the benefits. A substantial and sustained increase in interest rates could adversely affect the Company's ability to originate loans. In certain circumstances, the Company, for a variety of reasons, may retain for an indefinite period certain of the equipment loans it originates. In such cases, the Company's interest rate exposure may continue for a longer period of time than the Company otherwise considers desirable.

MEDICAL RECEIVABLE FINANCING

The Company funds its medical receivable financing business through various sources. Warehouse facilities totaling $125 million are available through a bank and an investment bank. The Company has established a revolving credit agreement with a syndicate of banks to be used to warehouse medical receivables loans up to $95 million. An additional warehouse facility of $30 million is available through an investment bank. The Company had $17.3 million outstanding under these facilities at June 30, 1998.

While the medical receivable financing business shares certain characteristics, including an overlapping customer base, with the Company's medical equipment financing business, there are many differences, including unique risks. Healthcare providers could overstate the quality and characteristics of their medical receivables, which the Company analyzes in determining the amount of the line of credit to be secured by such receivables. After the Company has established or funded a line of credit, the healthcare providers could change their billing and collection systems, accounting systems or patient records in a way that could adversely affect the Company's ability to monitor the quality and/or performance of the related medical receivables. In addition, there are substantial, technical legal issues associated with creating and maintaining perfected security interests in medical receivables. Payors may attempt to offset their payments to the providers against debts owed to the payors by the healthcare providers. The Company may have a conflict of interest when the Company acts as servicer for an equipment-based securitization and originates medical receivables loans to borrowers whose previous equipment loans have been securitized. The Company's efforts to develop suitable sources of funding for its medical receivables financing business through securitization or other structured finance transactions may be constrained or hindered due to the fact that the use of structured finance transactions to fund medical receivables is a relatively new process.

CREDIT RISK

Loans to outpatient healthcare providers, which constitute a substantial portion of the Company's customers, often require a high degree of credit analysis. Although the Company seeks to mitigate its risk of default and credit losses through its underwriting practices and loan servicing procedures and through the use of various forms of non-recourse or limited recourse financing (in which the financing sources that permanently fund the Company's equipment and other loans assume some or all of the risk of default by the Company's customers), the Company remains exposed to potential losses resulting from a default by an obligor. Obligors' defaults could cause the Company to make payments to the extent that the Company is obligated to do so and, in the case of its permanent equipment and other funding arrangements, to the extent of the Company's remaining credit enhancement position; could result in the loss of the cash or other collateral pledged as credit enhancement under its permanent equipment and other funding arrangements; or could require the Company to forfeit any residual interest it may have retained in the underlying equipment. During the period after the Company initially funds a loan and prior to the time it funds the loan on a permanent basis, the Company is exposed to full recourse liability in the event of default by the obligor. In addition, under the terms of securitizations and other types of structured finance transactions, the Company generally is required to replace or repurchase equipment and other loans in the event they fail to conform to the representations and warranties made by the Company, even in transactions otherwise designated as nonrecourse or limited recourse.

Defaults by the Company's customers could also adversely affect the Company's ability to obtain additional financing in the future, including its ability to use securitization or other forms of structured finance. The sources of such permanent funding take into account the credit performance of the equipment and other loans previously financed by the Company in deciding whether and on what terms to make new loans. In addition, the credit rating agencies and insurers that are often involved in securitizations consider prior credit performance in determining the rating to be given to the securities issued in securitizations sponsored by the Company and whether and on what terms to insure such securities. To date, all of the Company's medical receivable loans (as opposed to its equipment loans) have been funded on a full recourse basis whereby the Company is fully liable for any losses that are incurred.

Under the Company's Wholesale Program, the Company purchases equipment loans from originators that generally do not have direct access to the securitization market as a source of permanent funding for their loans. The Company does not work directly with the borrowers at the origination of these equipment loans and, therefore, is not directly involved in structuring the credits. However, the Company independently verifies credit information supplied by the originator. Accordingly, the Company faces a somewhat higher degree of risk when it acquires loans under the Wholesale Program. During the years ended June 30, 1998 and 1997, loans purchased under the Wholesale Program constituted 13.7% and 23.0%, respectively, of the total domestic loans originated during the period. There can be no assurance that the Company will be able to grow this business successfully or avoid the credit risks related to wholesale loan origination.

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


YEAR 2000

The Company believes, based on discussions with current systems vendors, that its software applications and operational programs will properly recognize calendar dates beginning in the Year 2000. In addition, the Company is discussing with its customers and suppliers the possibility of any interface difficulties relating to the Year 2000 which may affect the Company. To date, no significant concerns have been identified; however, there can be no assurance that there will not be any Year

2000-related operating problems or expenses that will arise with the Company's computer systems and software of its vendors, customers and suppliers.

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

EMPLOYEES

As of July 3, 1998, the Company had 193 full-time employees consisting of 8 executive officers, 36 sales and sales management personnel, and 149 administrative, accounting and technical personnel. None of the Company's employees are covered by a collective bargaining agreement, and management believes that its relationship with its employees is good.


ITEM 2. PROPERTIES

The Company owns no real property and leases all of its offices. The Company's principal executive offices are located in Doylestown, Pennsylvania. In total, the Company leases an aggregate of approximately 62,400 square feet of office space in various states. The Company believes that the present facilities are adequate to meet its foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending litigation or legal proceedings, or, to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 1998.


EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 30, 1998, the executive officers of DVI, Inc. were:

         NAME                         AGE        POSITION
         ----                         ---        --------
         Michael A. O'Hanlon          51         Director, President and Chief Executive Officer
         Steven R. Garfinkel          55         Executive Vice President and Chief Financial Officer
         Richard E. Miller            46         Executive Vice President and President, DVI Financial Services, Inc.
         Anthony J. Turek             55         Executive Vice President and Chief Credit Officer
         John P. Boyle                48         Vice President and Chief Accounting Officer
         Melvin C. Breaux             57         Vice President, Secretary and General Counsel
         Cynthia J. Cohn              39         Vice President and Executive Vice President, DVI Business Credit Corporation
         Alan J. Velotta              50         Vice President and President, DVI Business Credit Corporation

         MICHAEL A. O'HANLON is the Company's president and chief executive officer and has served as such since November 1995. Mr. O'Hanlon was president and chief operating officer from September 1994 to November 1995. From the time Mr. O'Hanlon joined the Company in March 1993 until September 1994, he served as executive vice president of the Company. Mr. O'Hanlon became a director of the Company in November 1993.

         Before joining the Company, for nine years, he served as president and chief executive officer of Concord Leasing, Inc., a major source of medical, aircraft, ship, and industrial equipment financing. Previously, Mr. O'Hanlon was a senior executive with Pitney Bowes Credit Corporation. Mr. O'Hanlon received his MBA from the University of Connecticut, and his Bachelor of Business Administration Degree from the Philadelphia College of Textiles and Science.

         STEVEN R. GARFINKEL is an executive vice president of the Company and its chief financial officer. Mr. Garfinkel also serves on the executive committee of the Company. Mr. Garfinkel joined the Company in 1995. His responsibilities include corporate finance, loan funding, balance sheet management, treasury, accounting and financial reporting, internal control, financial and strategic planning, and human resources. Mr. Garfinkel has extensive experience in developing and managing corporate finance relationships, money market funding, derivative hedging, financial planning and management information systems. Prior to joining the Company, Mr. Garfinkel spent twenty-nine years with two large bank holding companies: CoreStates Financial Corp. and First Pennsylvania Corporation. For twenty years he was either controller or treasurer of those organizations. Mr. Garfinkel received his Master of Business Administration degree from Drexel University, and his Bachelor of Arts degree from Temple University.

         RICHARD E. MILLER is an executive vice president of the Company and president of DVI Financial Services Inc. He joined the Company in April 1994. Mr. Miller also serves on the executive committee of the Company. His primary responsibility is to manage operations and the Company's sales organization of financing specialists that interface directly with the Company's customers. Before joining the Company, he served for six years as vice president of sales for Toshiba America Medical Systems, a major manufacturer of medical imaging equipment. Previously, Mr. Miller was national sales manager for Thomsen CGR, a French manufacturer of medical imaging equipment, which was acquired by General Electric Medical Systems. Mr. Miller has a Bachelor of Arts degree from Eastern College.

         ANTHONY J. TUREK is an executive vice president and the chief credit officer of the Company. Mr. Turek has served in that capacity since joining the Company in March 1988. Mr. Turek also serves on the executive committee of the Company. Before joining the Company, Mr. Turek was vice president of commercial banking at Continental Illinois National Bank from 1968 to 1988. For the last five years of his tenure at Continental Illinois National Bank, Mr. Turek managed the equipment leasing and transportation divisions. His prior responsibilities included management positions in the special industries, metropolitan and national divisions of the Bank of America. Mr. Turek received his Master of Science degree from the University of Missouri and his Bachelor of Science degree from Iowa State University.

         JOHN P. BOYLE is a vice president and chief accounting officer of the Company. Mr. Boyle joined the Company in January 1995. His primary responsibility is managing the Company's accounting, tax and financial reporting functions. Mr. Boyle is a General Securities Principal and a CPA with twenty years of experience in the financial services industry. Mr. Boyle spent five years of his professional career with Peat Marwick Mitchell & Co. in Philadelphia. Beyond his accounting background, he has extensive experience in credit and corporate finance matters. Mr. Boyle received his Bachelor of Arts degree from Temple University.

         MELVIN C. BREAUX is general counsel, secretary and a vice president of the Company, as well as general counsel and a vice president of DVI Financial Services Inc. Prior to joining the Company in July 1995, Mr. Breaux was a partner in the Philadelphia, Pennsylvania law firm of Drinker, Biddle, & Reath for 17 years and an associate of the firm for 8 years. As a member of that firm's banking and finance department, he specialized in secured and unsecured commercial lending transactions, a wide variety of other financing transactions, and the general practice of business law. Mr. Breaux received his Juris Doctor degree from the University of Pennsylvania School of Law and his Bachelor of Arts degree from Temple University.

         CYNTHIA J. COHN has been a vice president of the Company since October 1988 and executive vice president of DVI Business Credit Corporation since January 1994. Ms. Cohn has been employed by the Company in a sales and management capacity since July 1986. She is responsible for the operations support and marketing functions of DVI Business Credit Corporation, the Company's medical receivables financing subsidiary. She served as an assistant vice president from July 1987 to October 1988. Prior to joining the Company, Ms. Cohn served as research coordinator for Cantor, Fitzgerald Co., Inc., a stock brokerage firm, from February 1983 to July 1986, where she was responsible for development and coordination of that firm's research product for both institutional and retail clientele. Ms. Cohn received her Bachelor of Arts degree from Ithaca College.


         ALAN J. VELOTTA is the president of DVI Business Credit Corporation and has served in this capacity since April 1997. Mr. Velotta is also a vice president of the Company. His primary responsibilities are to manage the unit that originates the Company's medical receivable-backed loans. When Mr. Velotta joined the Company in April 1994, he served as the group managing director of DVI Capital, the Company's wholesale equipment financing operation. Prior to joining the Company, for four years, Mr. Velotta served as vice president of operations for Picker Financial Group, the captive leasing company of Picker International. Previously, Mr. Velotta was vice president/central division manager for Chrysler Capital Corporation for eleven years. Mr. Velotta received a Bachelor of Science degree in Marketing from Cleveland State University.


                  --------------------------------------------


         For the purposes of calculating the aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares owned by directors and executive officers of the Company, by CIBC Trust Company and by the Ronald Baron group. However, this should not be deemed to constitute an admission that all such persons or entities are, in fact, affiliates of the Registrant, or that there are not other persons who may be deemed to be affiliates of the Registrant. Further information concerning shareholdings of officers, directors and principal shareholders is included in the Company's definitive proxy statement relating to its scheduled December 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The common stock of DVI, Inc. is listed on the New York Stock Exchange. The following table sets forth high and low sales prices per share of common stock as reported on the Composite Tape for the periods indicated:

FISCAL YEAR ENDED JUNE 30, 1998                                               HIGH         LOW
-------------------------------                                               ----         ---
First Quarter .........................................................     $16 3/4      $14 1/8
Second Quarter ........................................................      21           16 3/8
Third Quarter .........................................................      27 1/4       18 3/8
Fourth Quarter ........................................................      25 1/2       19 3/4


FISCAL YEAR ENDED JUNE 30, 1997                                               HIGH         LOW
-------------------------------                                               ----         ---
First Quarter .........................................................     $17 7/8      $11 3/8
Second Quarter ........................................................      15           12 3/8
Third Quarter .........................................................      13 1/2       10 7/8
Fourth Quarter ........................................................      14 7/8       11 1/8



DIVIDEND POLICY

The Company has not declared or paid any cash dividends since its inception, and the Company anticipates that any future earnings will be retained for investment in corporate operations. Any declaration of dividends in the future will be determined in light of the conditions affecting the Company at that time, including, among other things, its earnings, financial condition, capital requirements, level of debt and the terms of any contractual limitations on dividends. The Company's principal warehouse facility prohibits DVI Financial Services, the Company's principal operating subsidiary, from paying cash dividends. In addition, the agreement with respect to the Company's Senior Notes and 9 1/8% Convertible Subordinated Notes due 2002 places limitations on the payment of dividends by the Company and its subsidiaries.

As of August 18, 1998, there were approximately 4,398 beneficial holders of the Company's common stock.

ITEM 6. SUMMARY CONSOLIDATED FINANCIAL AND OPERATING INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEARS ENDED JUNE 30,
                                                                -----------------------------------------------------------
                                                                 1998         1997         1996         1995          1994
                                                                 ----         ----         ----         ----          ----
STATEMENT OF OPERATIONS DATA:
Finance and other income ................................      $74,355      $56,334      $49,038      $35,985       $20,609
Interest expense ........................................       49,212       38,395       30,489       22,860         8,833
Net interest and other income ...........................       25,143       17,939       18,549       13,125        11,776
Selling, general and administrative expenses ............       18,493       14,117        9,933        7,891         6,049
Provision for losses on receivables .....................        4,735        2,386        2,325        1,261         1,716
Earnings from continuing operations before minority
 interest, equity in net loss of investees,
 provision for income taxes, and discontinued
 operations  ............................................       22,892       15,475       14,323        7,015         4,313
Net earnings from continuing operations .................       12,858        8,563        8,165        4,069         2,260
Net diluted earnings per share from continuing operations      $  1.03      $  0.74      $  0.77      $  0.60*      $  0.34*
Weighted average number of dilutive shares outstanding ..       13,246       12,487       11,569        8,352*        6,786*



                                                                       JUNE 30,
                                           ----------------------------------------------------------------
                                             1998          1997          1996           1995          1994
                                             ----          ----          ----           ----          ----
BALANCE SHEET DATA:
Cash and cash equivalents ...........      $ 15,192      $  9,187      $  2,391      $  1,963      $  1,714
Cash and cash equivalents, restricted        47,582        26,461        32,550        12,241        13,065
Total assets ........................       816,920       634,528       560,939       432,876       265,949
Borrowings under warehouse facilities        82,828        44,962       168,108       155,172        34,586
Long-term debt, net .................       467,853       435,238       267,568       219,130       162,964
Shareholders' equity ................       172,285        95,660        85,302        40,299        33,993


The Company has not declared or paid any cash dividends since its inception. (See Dividend Policy.)
See Item 7 for management's discussion of discontinued operations.

* Calculated on a fully diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company is an independent specialty finance company that conducts a medical equipment finance business and a related medical receivables finance business. The Company finances diagnostic imaging and other types of sophisticated medical equipment used by outpatient healthcare providers, medical imaging centers, groups of physicians, integrated healthcare delivery networks and hospitals. The Company also provides lines of credit to a wide variety of healthcare providers, substantially all of which are collateralized by third party medical receivables due from Medicare, Medicaid, HMOs, PPOs and commercial insurance companies.

CERTAIN ACCOUNTING CONSIDERATIONS

EQUIPMENT FINANCING

For accounting purposes, the Company classifies equipment contracts it originates as notes secured by equipment, direct financing leases or operating leases. Notes secured by equipment and direct financing leases are generally those transactions in which the obligor has substantially all of the benefits and risks of ownership of the equipment. Operating leases are generally those which only provide for the rental of the asset. The different classifications can result in accounting treatments that provide substantially different income and costs during the transaction term. Direct financing leases and notes secured by equipment are reflected on the Company's balance sheet as "investment in direct financing leases and notes secured by equipment or medical receivables." These transactions result in amortization of finance income over the transaction term in the amounts computed using the interest method.

The Company enters into two types of direct financing lease transactions, which are referred to as "conditional sales agreements" and "fair market value transactions." Conditional sales agreements and notes secured by equipment represent those transactions in which no residual interest in the underlying equipment is retained by the Company. Fair market value transactions are those transactions in which the Company retains a residual interest in the equipment. This residual interest is recorded on the Company's books as an estimate of the projected fair market value of the financed equipment at the end of the transaction term. At the inception of notes secured by equipment and direct financing lease fixed payment transactions, "unearned income" represents the amount by which the gross transaction receivables and the estimated residual value (on fair market value transactions) exceed equipment cost. At the inception of notes secured by equipment and direct financing lease variable rate transactions, the beginning receivable balance is equal to the equipment cost only. Variable rate contracts have scheduled principal payments and variable interest payments that are calculated and accrued monthly on the remaining principal balance.


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

Notes secured by equipment and direct financing lease transactions are all "net" transactions under which the obligor must make all scheduled payments, maintain the equipment, insure the equipment against casualty loss and pay all equipment-related taxes. In fair market value transactions, at the end of the initial financing term, the obligor has the option to purchase the equipment for its fair market value, extend the financing term under renegotiated payments or return the equipment to the Company. If the equipment is returned to the Company, the Company must sell or lease the equipment to another user.

In transactions classified as notes secured by equipment and direct financing leases that the Company permanently funds through securitization or other structured finance transactions which the Company treats as debt, income is deferred and recognized using the interest method over the respective term of the transactions. If an obligor defaults, the Company may not receive all of the unamortized income associated with the transaction.

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

INCOME CLASSIFICATIONS

The Company has classified income under the categories of "amortization of finance income," "other income" and "net gain on sale of financing transactions." Amortization of finance income consists of the interest component of scheduled payments on notes secured by equipment (or medical receivables) and direct financing leases, and is calculated using the interest method whereby the income is reported over the term of the transactions. Other income consists primarily of contract fees and late charges, dividends on investments in investees' preferred stock, servicing fees, placement fees, and gains/losses from asset disposals. Net gain on sale of financing transactions consists of gains recognized when the Company funds transactions through whole loan sales.


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

RESULTS OF OPERATIONS

IMPACT OF FINANCING STRATEGIES

The Company's financing strategy is to obtain permanent funding for its equipment and medical receivable loans through securitization and to sell the remainder to reduce borrower concentration and to manage the Company's leverage. When funding loans through securitization, the issuer generally can structure the securitization so that the funding is treated for accounting purposes either as long-term debt secured by equipment loans owned by the Company, or as a sale. The accounting method to report finance income differs significantly depending on which of the two structures the issuer uses. When the Company sponsors a securitization, it treats the proceeds as long-term debt on its financial statements and reports the finance income over the term of the equipment loans that are funded. When the Company sells loans, it recognizes the unamortized finance income at the time the funding takes place; however, even in a funding treated as a sale, the Company may recognize servicing and/or interest income on its subordinated interest over the remaining term of the equipment loans sold.

Over the past few years the Company has focused its strategy on increasing its market share. There can be no assurance that the Company's historical growth rate or current profitability can be sustained in the future. Additionally, the Company's expense levels are based in part on its expectations for future financing volumes, and the Company may be unable to adjust spending in a timely manner to compensate for a decrease in demand for financing of medical equipment and receivables. Accordingly, operating results may be adversely impacted by future fluctuations in such demand. The Company believes that general economic conditions have not had a material adverse effect on the Company's recent operating results. There can be no assurances, however, that general economic conditions will not have a material adverse effect on the Company in the future.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

Total equipment financing loans originated were $524.7 million in fiscal 1998 compared with $401.7 million in fiscal 1997, an increase of 30.6%. Net financed assets totaled $728.1 million at June 30, 1998, an increase of $147.3 million or 25.4% over the prior year. Not included in net financed assets were the loans sold, but still serviced by the Company, which increased to $546.2 million as of June 30, 1998 compared to $389.6 million as of

June 30, 1997, an increase of 40.2%. Managed net financed assets, the aggregate of those appearing on the Company's balance sheet and those which have been sold and are still serviced by the Company, totaled $1.2 billion as of June 30, 1998, representing a 32.1% increase over the total as of June 30, 1997.

In the Company's medical receivable financing business, new commitments of credit in fiscal 1998 were $183.2 million compared with $101.1 million in fiscal 1997, an increase of 81.2%. Medical receivables funded at June 30, 1998 totaled $137.3 million, an increase of $51.7 million or 60.4% over the prior year.

Total finance and other income increased 32.0% to $74.4 million for the year ended June 30, 1998 from $56.3 million the prior year. A component of total finance and other income, amortization of finance income, increased 27.9% to $63.3 million for the year ended June 30, 1998 from $49.5 million for the year ended June 30, 1997. The increase was primarily a result of the overall increase in the size of the Company's loan portfolio. The remaining component of total finance and other income, other income, increased 62.1% to $11.0 million in fiscal 1998 as compared to $6.8 million in fiscal 1997. The increase is due mainly to fees earned on larger portfolios, placement fees, and servicing income.

For the year ended June 30, 1998, interest expense increased 28.2% to $49.2 million from $38.4 million in the prior year. The increase in interest expense is primarily a result of the growth of the Company's loan portfolio and growth in international markets. The weighted average interest rate on discounted receivables, the largest component of interest expense, decreased to 8.02% as of June 30, 1998 compared to 8.60% as of June 30, 1997.

The net gain on sale of financing transactions increased 49.4% to $21.0 million for the year ended June 30, 1998 compared with a gain of $14.0 million for the same period in the prior year. Loans sold during the year ended June 30, 1998 were $292.7 million compared to $233.0 million during the prior fiscal year. The increase is due mainly to better and more efficient executions, and lower transaction costs resulting from larger transactions.

Selling, general and administrative expenses ("SG&A") increased 31.0% to $18.5 million for the year ended June 30, 1998 from $14.1 million for the year ended June 30, 1997. The increase over the prior fiscal year is related primarily to the development of its medical receivables, vendor finance and international businesses and the 38.0% growth in average managed net financed assets. To support this growth, the Company increased its personnel to 193 employees from 137 one year earlier.

The provision for losses on receivables was $4.7 million for the year ended June 30, 1998 as compared to $2.4 million for the previous year. On a quarterly basis, the Company evaluates its ability to collect its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the provisions are adequate based on current trends in the Company's delinquencies and losses. The Company's charge-offs for the quarters ended September 30, 1997, December 31, 1997, March 31, 1998, and June 30, 1998 were $360,000, $272,000,
$556,000, and $596,000, respectively, which represents 5.45%, 3.50%, 6.39%, and
5.99%, respectively, of the quarter-end allowance for losses.

Earnings before minority interest, provision for income taxes and equity in net losses of investees increased 47.9% to $22.9 million for the year ended June 30, 1998 compared to $15.5 million a year earlier. Net earnings were $12.9 million or $1.03 per diluted share for the year ended June 30, 1998 as compared to net earnings of $8.6 million or $0.74 per diluted share in the prior year.

The Company's cash and cash equivalents at June 30, 1998 and June 30, 1997 were $15.2 million and $9.2 million, respectively. The following describes the changes from June 30, 1997 to June 30, 1998 in the items which had the most significant impact on the Company's cash flow during the year ended June 30, 1998.

The Company's net cash provided by operating activities was $1.9 million for the year ended June 30, 1998 compared to $69.8 million net cash provided by operations for the year ended June 30, 1997. The decrease in cash provided during the year ended June 30, 1998 is attributed mainly to the fiscal year 1997 collection of the amount due from a 1996 portfolio sale.

The Company's net cash used in investing activities increased to $122.0 million for the year ended June 30, 1998, as compared to $105.9 million for the year ended June 30, 1997. This increase is attributed primarily to cash used to acquire equipment of $541.7 million during the year ended June 30, 1998 compared to $429.5 million for the year ended June 30, 1997. These uses of cash were offset by $473.0 million and $373.0 million of portfolio receipts net of amounts included in income and proceeds from the sale of financing transactions for the same periods.

The Company's net cash provided by financing activities was $126.0 million for the year ended June 30, 1998 compared to $42.9 million for the year ended June 30, 1997. This results from a net increase in the Company's borrowings over repayments of $66.3 million for the year ended June 30, 1998, as compared to a $41.6 million net increase in borrowings over repayments for the year ended June 30, 1997. In fiscal year 1998, the equity and private offerings provided $57.9 million.


YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

Total equipment financing loans originated were $401.7 million in fiscal 1997 compared with $316.8 million in fiscal 1996, an increase of 26.8%. Net financed assets totaled $580.6 million at June 30, 1997, an increase of $126.2 million or 27.8% over the prior year. Not included in net financed assets were the loans sold, but still serviced by the Company, which increased to $389.6 million as of June 30, 1997 compared to $218.6 million as of June 30, 1996, an increase of 78.2%. Managed net financed assets, the aggregate of those appearing on the Company's balance sheet and those which have been sold and are still serviced by the Company, totaled $925.8 million as of June 30, 1997, representing a 44.6% increase over the total as of June 30, 1996.

In the Company's medical receivable financing business, new commitments of credit in fiscal 1997 were $101.1 million compared with $40.0 million in fiscal 1996, an increase of 152.8%. Medical receivables funded at June 30, 1997 totaled $85.6 million, an increase of $47.0 million or 149.4% over the prior year.

Total finance and other income increased 14.9% to $56.3 million for the year ended June 30, 1997 from $49.0 million the prior year. A component of total finance and other income, amortization of finance income, increased 11.3% to $49.5 million for the year ended June 30, 1997 from $44.5 million for the year ended June 30, 1996. The increase was primarily a result of the overall increase in the size of the Company's loan portfolio. The remaining component of total finance and other income, other income, increased 50.1% to $6.8 million in fiscal 1997 as compared to $4.5 million in fiscal 1996. The increase was due mainly to fees earned on larger portfolios and servicing income.

For the year ended June 30, 1997, interest expense increased 25.9% to $38.4 million from $30.5 million in the prior year. The increase in interest expense was primarily a result of the growth of the Company's loan portfolio and issuance of Senior Notes. The weighted average interest rate on discounted receivables, the largest component of interest expense, decreased to 8.60% as of June 30, 1997 compared to 8.64% as of June 30, 1996.

The net gain on sale of financing transactions increased 74.8% to $14.0 million for the year ended June 30, 1997 compared with a gain of $8.0 million for the prior year. Loans sold during the year ended June 30, 1997 were $233.0 million compared to $175.1 million during the prior fiscal year. The increase is due mainly to better and more efficient executions, and lower transaction costs resulting from larger transactions.

Selling, general and administrative expenses ("SG&A") increased 42.1% to $14.1 million for the year ended June 30, 1997 from $9.9 million for the year ended June 30, 1996. The increase over the prior fiscal year was related primarily to the development of its medical receivables, vendor finance and international businesses and the 35.1% growth in average managed net financed assets. To support this growth, the Company increased its personnel to 137 employees from 129 one year earlier.

The provision for losses on receivables was $2.4 million for the year ended June 30, 1997 as compared to $2.3 million for the previous year. On a quarterly basis, the Company evaluates its ability to collect its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the provisions were adequate based on current trends in the Company's delinquencies and losses. The Company's charge-offs for the quarters ended September 30, 1996, December 31, 1996, March 31, 1997, and June 30, 1997 were $10,000,
$5,000, $255,000 and $166,000, respectively, which represents 0.23%, 0.10%,
5.24% and 2.78%, respectively, of the quarter-end allowance for losses.

Earnings before minority interest, provision for income taxes and equity in net losses of investees increased 8.0% to $15.5 million for the year ended June 30, 1997 compared to $14.3 million a year earlier. Net earnings were $8.6 million or $0.74 per diluted share for the year ended June 30, 1997 as compared to net earnings of $8.2 million or $0.77 per diluted share in the prior year.


The Company's net cash provided by operating activities was $69.8 million for the year ended June 30, 1997 compared to $71.2 million net cash used in operations for the year ended June 30, 1996. The increase in cash provided during the year ended June 30, 1997 was attributed mainly to the amount due from the portfolio sale at June 30, 1996 being received.

The Company's net cash used in investing activities increased to $105.9 million for the year ended June 30, 1997, compared to $25.4 million for the year ended June 30, 1996. This increase was attributed primarily to cash used to acquire equipment and to finance notes secured by medical receivables of $477.8 million during the year ended June 30, 1997 compared to $304.3 million for the year ended June 30, 1996. These uses of cash were offset by $373.0 million and $280.5 million of portfolio receipts, net of amounts included in income and proceeds from the sale of financing transactions for the same periods.

The Company's net cash provided by financing activities was $42.9 million for the year ended June 30, 1997 down from $97.1 million for the year ended June 30, 1996. This resulted from a net increase in the Company's borrowings over repayments of $41.6 million for the year ended June 30, 1997, as compared to a $59.2 million net increase in borrowings over repayments for the year ended June 30, 1996. In fiscal 1997, the Company completed a public offering of $100.0 million of Senior Notes. In 1996, the equity offering provided $29.0 million.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company's equipment financing business requires substantial amounts of capital and borrowings. The Company obtains warehouse funding from commercial and investment banks. The Company's warehouse borrowings are full recourse obligations, while the Company's permanent funding is obtained principally on a limited recourse basis. In the case of limited recourse funding, the Company retains some risk of loss because it shares in any losses incurred, and/or it may forfeit the residual interest (if any) the Company has in the underlying sold or permanently funded assets if defaults occur.

A substantial portion of the Company's debt represents permanent funding of equipment loans obtained on a limited recourse basis and is structured so that the cash flow from the underlying loans services the debt. Most of the Company's warehouse borrowings are used to temporarily fund the equipment loans and medical receivables. These borrowings are repaid with the proceeds obtained from the permanent funding and cash flow from the underlying transactions.

As a result of the rapid growth of the Company's equipment financing business, the amount of warehouse and permanent funding it requires has significantly increased. To meet its requirements for increased warehouse funding, the Company has expanded its warehouse facilities with banks and has obtained warehouse facilities with investment banking firms the Company uses for its securitizations. To meet its requirements for increased permanent funding, the Company has enhanced its ability to fund equipment loans by both securitization and whole loan sales. If suitable sources of both warehouse and permanent funding are not available in the future, the Company's growth will be constrained and may be forced to use less attractive funding sources in order to ensure its liquidity.

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

As a result of these external funding requirements, in June 1994, the Company completed a $15.0 million private placement of Convertible Subordinated Notes. The agreement with respect to the Convertible Subordinated Notes contains, among other things, limitations on the Company's ability to pay dividends and to make certain other kinds of payments. This agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. In August 1995, the Company completed a public offering of 2,875,000 shares of its common stock for which it received net proceeds of $29.0 million. In January 1996, holders of 615,605 of the Company's warrants and units, issued in February 1991, redeemed their warrants and units for shares of the Company's common stock at $12.00 or $12.60 per share by the final exercise date of January 26, 1996. As a result of the redemption, the Company received cash proceeds of $7.4 million.

On January 30, 1997, the Company completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004. The agreement with respect to the Senior Notes contains, among other things, limitations on the Company's ability to pay dividends and to make certain other kinds of payments. This agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. Interest is payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 1997. The Senior Notes will be redeemable at the option of the Company in whole or in part at any time on or after February 1, 2002 at specified redemption prices. The proceeds from the sale are being used (i) to fund the Company's growth, including increasing the amount of equipment and medical receivables loans the Company can fund, (ii) to develop the Company's new international operations, including the purchase of receivables originated outside the United States and investment in joint ventures, (iii) for other working capital needs and (iv) for general corporate purposes.

On October 30, 1997, the Company completed a private placement of 300,000 shares of DVI common stock with a group of European financial institutions for net proceeds of $4.9 million.

On April 24, 1998, the Company registered under the Securities Act of 1933, as amended ("Securities Act"), $500.0 million of common stock, preferred stock, depositary shares, debt securities, and warrants with the Securities and Exchange Commission ("SEC"). The SEC declared the registration statement (Registration No. 333-50895) effective on May 4, 1998.

On May 28, 1998, the Company issued 2,300,000 shares of common stock through an underwritten public offering. The aggregate price to the public of such shares was $49.3 million and the aggregate net proceeds to the Company were $46.6 million. Also on May 28, 1998, the Company issued 340,000 shares of common stock to certain stockholders of the Company. The price to such stockholders and the aggregate net proceeds to the Company for such shares was $6.9 million. These net proceeds received do not reflect issuance costs totaling $0.4 million. The proceeds from the May 28th stock issuances are being used (i) to fund the Company's growth, including increasing the amount of equipment and medical receivables loans the Company can fund, (ii) to develop the Company's expanding international operations, (iii) for other working capital needs and (iv) for general corporate purposes. On June 30, 1998, approximately $445.9 million of common stock, preferred stock, depositary shares, debt securities and warrants remained registered and unissued under the Securities Act.

Although the Company believes that cash available from operating, investing and financing activities will be sufficient to fund the Company's current needs for its equipment financing and its related medical receivable businesses, there can be no assurance in this regard, and the Company may encounter liquidity problems which could affect its ability to meet such needs while attempting to withstand competitive pressures or adverse economic conditions.

WAREHOUSE FACILITIES

At June 30, 1998, the Company had available an aggregate of $373.2 million under various warehouse facilities for equipment loan financing. The Company's primary credit facility, a revolving credit agreement with a syndicate of banks ("Agreement"), provides for the borrowing of up to $112.0 million. Borrowings under this facility bear interest at the Company's option of (i) prime minus 0.25% or (ii) from 1.00% to 1.20% over the 30, 60 or 90-day LIBOR rate based on the Company's leverage ratio as defined in the Agreement. The Agreement is renewable annually at the bank syndicate's discretion. The Agreement prohibits the Company from paying dividends other than dividends payable solely in shares of the Company's stock and limits borrowings to specified levels determined by ratios based on the Company's tangible net worth. As of June 30, 1998, the Company was in compliance with the financial covenants of the Agreement.

The Company has two $100.0 million interim equipment loan funding facilities with investment banks. These facilities are available to fund certain equipment loans which are to be securitized. Loans made under this facility bear interest at a rate of 0.85% over the 30-day LIBOR rate. Borrowings under the facility are secured by certain equipment loans and the equipment financed thereunder. In addition, the Company has $66.2 million of loan warehouse capacity which includes a $50.0 million facility for loans originated in Brazil and a $6.2 million facility for loans originated in Australia.

The Company has a $5.0 million facility with a bank for the funding of loans ineligible for securitization.

The Company has two credit facilities for its medical receivables financing business. The first facility is a revolving credit facility with a syndicate of banks for borrowings up to $95 million. Borrowings in this facility bear interest at LIBOR plus 1.45% and mature in April 1999. The second facility is for $30.0 million with an interest rate of 30-day LIBOR plus 1.90% and matures in September 1998.

The Company's use of securitization significantly affects its needs for warehouse facilities. When using a securitization, the Company is required to hold loans in warehouse facilities until a sufficient quantity is accumulated to meet the various requirements of the credit rating agencies and others involved, and to make a securitization cost effective. Generally, loans totaling $75 to $250 million will be placed in each securitization pool.

PERMANENT FUNDING METHODS

The Company has completed 21 securitizations or other structured finance transactions for medical equipment financings and medical receivables financings totaling $1.57 billion, including two public debt issues of $75.7 million and $90.0 million and 19 private placements of debt and whole loan sales totaling $1.4 billion. In January 1996, the Company completed a $25.0 million private placement securitization of medical receivables loans with a domestic insurance company to fund its medical receivables financing business. In February 1998, the Company closed a $75 million private term securitization of medical receivables loans. The Company expects to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans for the foreseeable future. If for any reason the Company were to become unable to access the securitization market to permanently fund its equipment loans, the consequences for the Company would be materially adverse.

The Company's use of securitization significantly affects its liquidity and capital requirements due to the amount of time required to assemble a portfolio of loans to be securitized. When using a securitization, the Company is required to hold loans in warehouse facilities until a sufficient quantity is accumulated in order to attract investor interest and allow for a cost-effective placement. This increases the Company's exposure to changes in interest rates and temporarily reduces its warehouse facility liquidity.

The Company has a $180 million facility with an option to sell to it certain equipment loans and leases. As of June 30, 1998, there was $80.1 million sold to this facility. The Company's obligations under this facility include servicing of the assets and assisting the owner in the securitization of the assets if the owner chooses to securitize.

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

HEDGING STRATEGY

When the Company borrows funds through warehouse facilities, it is exposed to a certain degree of risk caused by interest rate fluctuations. Although the Company's equipment loans are structured and permanently funded on a fixed interest rate basis, it uses warehouse facilities until permanent funding is obtained. Because funds borrowed through warehouse facilities are obtained on a floating interest rate basis, the Company uses hedging techniques to protect its interest rate margins during the period that warehouse facilities are used and securitization and sales are anticipated. The Company uses derivative financial instruments, such as forward rate agreements, Treasury locks, interest rate swaps, caps and collars to manage its interest rate risk. The derivatives are used to manage three components of this risk: interest sensitivity adjustments, hedging anticipated loan securitizations and sales, and interest rate spread protection. The Company's hedging techniques may not necessarily protect it from interest rate risks in all interest rate environments.

FOREIGN EXCHANGE FORWARD CONTRACTS

The Company has international operations and has foreign currency exposures at some of these operations due to lending in currencies other than the local currency. As a general practice, the Company has not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars, or the translation of overseas equity positions back to U.S. dollars. A foreign exchange forward contract is used to hedge the amount receivable to the U.S. parent for a specific portfolio in Deutsche Marks. At June 30, 1998, the Company had 7.5 million Deutsche Marks in forward contracts. Foreign exchange forward contracts are accounted for as hedges to the extent they are designated, and are effective as hedges of foreign currency. The net gain/loss deferred at June 30, 1998 is immaterial.

INCOME TAX ISSUES

Historically, the Company has deferred a portion of its federal and state income tax liability because of its ability to obtain depreciation deductions from transactions structured as fair market value leases. In addition, the Company has structured all sales of financing transactions since the quarter ended June 30, 1997 as borrowings for tax purposes versus a sale for book (GAAP) purposes. Future sales of financing transactions may also be structured in this manner.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                        Page
                                                                                      Number
                                                                                      ------
Independent Auditors' Report ......................................                       24

Consolidated Balance Sheets as of June 30, 1998 and 1997 ..........                    25-26

Consolidated Statements of Operations for the years ended
     June 30, 1998, 1997 and 1996 .................................                       27

Consolidated Statements of Shareholders' Equity for the years ended
     June 30, 1998, 1997 and 1996 .................................                       28

Consolidated Statements of Cash Flows for the years ended
     June 30, 1998, 1997 and 1996 .................................                    29-30


Notes to Consolidated Financial Statements ........................                    31-45

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
DVI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DVI, Inc. and its subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DVI, Inc. and its subsidiaries as of June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 7, 1998
(September 15, 1998 as to Note 17)

CONSOLIDATED BALANCE SHEETS



ASSETS

                                                                                                              June 30,
                                                                                                   -----------------------------
(in thousands of dollars except share data)                                                           1998                1997
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents ...............................................................          $  15,192           $   9,187

Cash and cash equivalents, restricted ...................................................             47,582              26,461


Receivables:
   Investment in direct financing leases and notes secured by equipment or medical receivables:
       Receivables in installments ......................................................            572,679             496,861
       Receivables and notes - related parties ..........................................              6,563               9,453
       Recourse credit enhancements .....................................................             51,883              46,095
       Notes collateralized by medical receivables ......................................            137,316              85,649
       Residual valuation ...............................................................             14,287               8,276
       Unearned income ..................................................................            (69,367)            (69,739)
                                                                                                   ---------           ---------
   Net investment in direct financing leases and notes secured
     by equipment or medical receivables ................................................            713,361             576,595

   Less: Allowance for losses on receivables ............................................             (9,955)             (5,976)
                                                                                                   ---------           ---------

Net receivables .........................................................................            703,406             570,619

Equipment on operating leases
 (net of accumulated depreciation of $3,189 and $2,301, respectively) ...................             14,773               4,041

Furniture and fixtures
   (net of accumulated depreciation of $2,600 and $1,710, respectively) .................              4,225               2,405

Investments in investees ................................................................              7,120               6,609

Goodwill, net ...........................................................................              3,646               3,953

Other assets ............................................................................             20,976              11,253
                                                                                                   ---------           ---------

Total assets ............................................................................          $ 816,920           $ 634,528
                                                                                                   =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                  June 30,
                                                                                      ----------------------------------
(in thousands except share data)                                                        1998                      1997
------------------------------------------------------------------------------------------------------------------------
Accounts payable ...........................................................          $  48,030                $  30,850

Accrued expenses and other liabilities .....................................             18,271                   19,208

Borrowings under warehouse facilities ......................................             82,828                   44,962

Deferred income taxes ......................................................             19,393                    8,610

Long-term debt, net:

     Discounted receivables (primarily limited recourse) ...................            342,120                  317,863
     9 7/8% Senior notes due 2004 ..........................................             96,486                   95,883
     Other debt ............................................................             15,808                    8,168
     Convertible subordinated notes ........................................             13,439                   13,324
                                                                                      ---------                ---------
Total long-term debt, net ..................................................            467,853                  435,238
                                                                                      ---------                ---------

Total liabilities ..........................................................            636,375                  538,868

Commitments and contingencies (Note 12)

Minority interest in consolidated subsidiaries .............................              8,260                       --

Shareholders' equity:
     Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
     Common stock, $.005 par value; authorized 25,000,000 shares;
        outstanding 14,080,358 and 10,590,859 shares, respectively .........                 70                       53
     Additional capital ....................................................            133,516                   69,194
     Retained earnings .....................................................             39,387                   26,529
     Cumulative translation adjustments ....................................               (688)                    (116)
                                                                                      ---------                ---------

Total shareholders' equity .................................................            172,285                   95,660
                                                                                      ---------                ---------

Total liabilities and shareholders' equity .................................          $ 816,920                $ 634,528
                                                                                      =========                =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Year Ended June 30,
                                                                              ----------------------------------------
(in thousands except per share data)                                            1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------
Finance and other income:
   Amortization of finance income .....................................       $ 63,332        $ 49,535        $ 44,509
   Other income .......................................................         11,023           6,799           4,529
                                                                              --------        --------        --------

Total finance and other income ........................................         74,355          56,334          49,038
Interest expense ......................................................         49,212          38,395          30,489
                                                                              --------        --------        --------

Net interest and other income .........................................         25,143          17,939          18,549
Net gain on sale of financing transactions ............................         20,977          14,039           8,032
                                                                              --------        --------        --------

Net finance income ....................................................         46,120          31,978          26,581

Selling, general and administrative expenses ..........................         18,493          14,117           9,933
Provision for losses on receivables ...................................          4,735           2,386           2,325
                                                                              --------        --------        --------

Earnings before minority interest, equity in net loss of investees, and
   provision for income taxes .........................................         22,892          15,475          14,323

Minority interest in net loss of consolidated subsidiaries ............            126              --              --
Equity in (net loss) of investees .....................................           (439)           (281)            (66)
Provision for income taxes ............................................          9,721           6,631           6,092
                                                                              --------        --------        --------

Net earnings ..........................................................       $ 12,858        $  8,563        $  8,165
                                                                              ========        ========        ========

Net earnings per share:
   Basic ..............................................................       $   1.12        $   0.78        $   0.82
                                                                              ========        ========        ========

   Diluted ............................................................       $   1.03        $   0.74        $   0.77
                                                                              ========        ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               Unrealized
                                              Common Stock                      Gain on
                                             $.005 Par Value                   Available-                                   Total
                                          --------------------    Additional    for-Sale       Retained                Shareholders'
(in thousands of dollars)                   Shares      Amount     Capital     Investments     Earnings       CTA           Equity
----------------------------------------------------------------------------------------------------------------------------------
Balances at July 1, 1995 ............      6,753,685      $34      $ 29,403      $ 1,061       $ 9,801      $    --       $  40,299
   Issuance of common stock upon
     exercise of stock options
     and warrants ...................        822,690        4         8,934                                                   8,938
   Net proceeds from issuance of
     common stock ...................      2,875,000       14        28,947                                                  28,961
   Sale of available-for-sale
     investments, net of deferred
     tax benefit of $769 ............                                             (1,061)                                    (1,061)
   Net earnings .....................                                                            8,165                        8,165
                                          ----------      ---      --------      -------       -------      -------       ---------
Balances at June 30, 1996 ...........     10,451,375      $52      $ 67,284      $    --       $17,966      $    --       $  85,302
   Issuance of common stock
    upon exercise of stock
    options and warrants ............         82,881        1         1,310                                                   1,311
   Conversion of subordinated notes .         56,603                    600                                                     600
   Currency translation adjustment ..                                                                          (116)           (116)
   Net earnings .....................                                                            8,563           --           8,563
                                          ----------      ---      --------      -------       -------      -------       ---------
Balances at June 30, 1997 ...........     10,590,859      $53      $ 69,194      $    --       $26,529      $  (116)      $  95,660
   Issuance of common stock
    upon exercise of stock
    options and warrants ............        149,499                  1,756                                                   1,756
   Net proceeds from issuance of
    common stock ....................      2,940,000       15        57,918                                                  57,933
   Issuance of common stock for
    acquisition of MEFC .............        400,000        2         4,648                                                   4,650
   Currency translation adjustment ..                                                                          (572)           (572)
   Net earnings .....................                                                           12,858           --          12,858
                                          ----------      ---      --------      -------       -------      -------       ---------
Balances at June 30, 1998 ...........     14,080,358      $70      $133,516      $    --       $39,387      $  (688)      $ 172,285
                                          ==========      ===      ========      =======       =======      =======       =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended June 30,
                                                                      ---------------------------------------------
(in thousands of dollars)                                                1998              1997              1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ..............................................        $  12,858         $   8,563         $   8,165
                                                                      ---------         ---------         ---------
   Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
    Equity in net loss of investees ..........................              439               281                66
    Depreciation and amortization ............................           12,050            10,289             7,983
    Additions to allowance accounts ..........................            4,735             2,386             2,325
    Net gain on sale of financing transactions ...............          (20,977)          (14,039)           (8,032)
    Minority interest ........................................             (126)               --                --
    Cumulative translation adjustments .......................              (71)               37                --
    Changes in assets and liabilities:
    (Increases) decreases in:
       Cash and cash equivalents, restricted .................          (21,121)            6,090           (20,281)
       Amounts due from portfolio sale .......................               --            54,797           (54,797)
       Receivables ...........................................           (6,999)          (14,086)          (29,505)
       Other assets ..........................................           (9,697)           (3,260)            3,095
    Increases (decreases) in:
       Accounts payable ......................................           16,328             7,285            17,592
       Accrued expenses and other liabilities ................            3,713             7,558             1,361
       Deferred income taxes .................................           10,783             3,865               797
                                                                      ---------         ---------         ---------
    Total adjustments ........................................          (10,943)           61,203           (79,396)
                                                                      ---------         ---------         ---------
   Net cash provided by (used in) operating activities .......            1,915            69,766           (71,231)
                                                                      ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of equipment acquired ................................         (541,715)         (429,515)         (292,618)
   Portfolio receipts net of amounts included in income and
    proceeds from sale of financing transactions .............          473,018           372,973           280,541
   Net increase in notes collateralized by medical receivables          (49,703)          (48,293)          (11,667)
   Furniture and fixtures additions ..........................           (2,897)           (1,017)             (985)
   Investments in investees ..................................           (1,148)              (24)           (2,059)
   Cash received from sale of investments in investees .......              549                --             1,341
                                                                      ---------         ---------         ---------
   Net cash used in investing activities .....................         (121,896)         (105,876)          (25,447)
                                                                      ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options and warrants ....................            1,756             1,311             8,938
   Equity offering ...........................................           57,933                --            28,961
   Borrowings under:
    Warehouse facilities .....................................          802,811           498,576           485,585
    Long-term debt ...........................................          156,884           283,825           120,705
   Repayments on:
    Warehouse facilities .....................................         (765,237)         (621,862)         (472,649)
    Long-term debt ...........................................         (128,161)         (118,944)          (74,434)
                                                                      ---------         ---------         ---------
   Net cash provided by financing activities .................          125,986            42,906            97,106
                                                                      ---------         ---------         ---------

                                                                       continued

                                                                                    Year Ended June 30,
                                                                      ---------------------------------------------
(in thousands of dollars)                                                1998              1997              1996
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents ....................        $   6,005         $   6,796         $     428
Cash and cash equivalents, beginning of year .................            9,187             2,391             1,963
                                                                      ---------         ---------         ---------

Cash and cash equivalents, end of year .......................        $  15,192         $   9,187         $   2,391
                                                                      =========         =========         =========

CASH PAID DURING THE YEAR FOR:
   Interest...................................................        $  44,786         $  31,073         $  29,984
                                                                      =========         =========         =========
   Income taxes ..............................................        $   1,508         $   4,777         $   3,507
                                                                      =========         =========         =========


SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

In June 1998 the purchase price for MEFC of $4.7 million was reclassified from accrued liabilities to shareholders' equity to reflect the issuance of 400,000 common shares.

In June 1998, an additional investment of $2.0 million was made to MEC of which $852,000 is still payable.

During the year ended June 30, 1997, the Company transferred the net book value of equipment on operating leases in the amount of $491,000 to inventory which is classified with other assets.

At June 30, 1998 and 1997, the Company has recorded in receivables in installments and accrued expenses amounts of $2.5 million and $1.9 million, respectively, representing the present value of future obligations the Company has guaranteed.

In July 1996, $600,000 of convertible subordinated notes were converted into common stock.

During the year ended June 30, 1996, the Company converted a $541,000 note receivable into shares of common stock of a domestic entity.


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS

DVI, Inc. (the "Company" or "DVI") is primarily engaged in the business of providing equipment and receivable financing for domestic and foreign users of diagnostic imaging, radiation therapy and other medical technologies. The Company's customer base consists principally of outpatient healthcare providers, physician groups and hospitals. By the terms of the underlying financing contracts, the Company's customers are generally considered in default if payment on a contract has not been received. Equipment under direct financing leases and notes secured by equipment, along with obligor guarantees and vendor recourse, serve as collateral for unpaid contract payments. Receivables under medical receivables financing transactions serve as collateral for unpaid contract payments.

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

REGULATION AND CONSOLIDATION - Additional regulatory attention has been directed towards physician-owned healthcare facilities and other arrangements whereby physicians are compensated, directly or indirectly, for referring patients to such healthcare facilities. Furthermore, the market is subject to consolidation among outpatient facilities, physician groups and hospitals. The Company's source of customers is subject to the effects of regulatory actions and market consolidation.

INVESTMENTS IN FOREIGN AND INITIAL OPERATIONS - In an effort to mitigate the impact of regulation and consolidation and to expand the Company's market, the Company has initiated operations internationally and has made investments in certain emerging markets. The Company established a joint venture based in Singapore to service the medical equipment market in the Asia-Pacific region. DVI Europe is the Company's branch established in the United Kingdom to service the medical equipment industry in Europe.

The Company recently entered into a joint venture, MSF Holding Ltd., with the International Finance Company (an affiliate of The World Bank), the Netherlands Development Finance Company, and a subsidiary of First Union National Corporation. Through MSF Holding Ltd. the Company will provide finance programs for vendors and manufacturers of diagnostic and patient treatment devices in Latin America, including Brazil, Argentina, Colombia and Mexico. The joint venture commenced with a planned committed loan facility of $65 million and paid-in capital of $20 million. In addition, the joint venture is in discussions with a major investment banking firm to develop and implement a permanent funding program for the equipment loans originated by the joint venture. The Company owns 59% of the joint venture holding company which operates through free-trade zone subsidiaries in Uruguay. The Company expects the customer base for equipment vendors to be private clinics, diagnostic centers, and local hospitals. The Company believes that this arrangement may prove to be a suitable model for its other international activities.

The success and ultimate recovery of these investments is dependent upon many factors including foreign regulation, customs, currency exchange, the achievement of management's planned projections for these markets and the Company's ability to manage these operations.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY - All majority-owned subsidiaries are consolidated and all material intercompany accounts and transactions are eliminated. Investments in 20%-50% owned entities are accounted for by the equity method of accounting, and investments in less than 20% owned entities are accounted for by the cost method.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS, RESTRICTED - Cash and cash equivalents, restricted consist of cash, certificates of deposit and mutual funds maintained by the Company which are pledged as collateral for certain limited recourse borrowings related to direct financing leases, notes secured by equipment and operating leases. The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the classification of investments in debt and equity securities into three categories: held to maturity, trading and available-for-sale. At June 30, 1998 and 1997, the Company has only available-for-sale securities with maturities less than 90 days, which are included in restricted cash. Equity securities classified as available-for-sale securities are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of deferred taxes.

INVESTMENT IN DIRECT FINANCING LEASES AND NOTES SECURED BY EQUIPMENT - At contract commencement, the Company records the gross contract receivable, initial direct costs, estimated residual value of the financed equipment, if any, and unearned income of fixed payment contracts. The principal portion and initial direct costs of variable rate contracts are recorded at commencement and interest is calculated and accrued monthly on the remaining principal balance. Included in this category are loans to officers for investment purposes which are not directly related to the Company's operations, and for the purpose of financing a personal residence. At June 30, 1998 and 1997, unamortized initial direct costs amounted to $6.6 million and $7.0 million, respectively. Initial direct costs, net of any fees collected, are deferred and amortized over the life of the contract using the interest method which reflects a constant effective yield.

RECOURSE CREDIT ENHANCEMENTS - The most important source of permanent funding for the Company for equipment loan financing has been securitization and other forms of structured finance. Principal and interest on the notes issued to investors by the securitization subsidiary are paid from the cash flows produced by the loan pool, and the notes are secured by a pledge of the assets in the loan pool as well as by other collateral. In the securitizations sponsored by the Company, equipment loans funded through the securitizations must be credit enhanced to receive an investment grade credit rating. Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated tranche of each individual transaction or an insurance policy. Typically, securitizations sponsored by the Company are enhanced through a combination of some or all of these methods. In the securitizations sponsored to date by the Company, the Company effectively has been required to furnish credit enhancement equal to the difference between (i) the aggregate principal amount of the equipment loans originated by the Company and transferred to the Company's special-purpose finance subsidiary and the related costs of consummating the securitization and (ii) the net proceeds received by the Company in such securitizations. The majority of the credit enhancements are recorded as subordinated interests of the present value of the discounted cash flows. The recorded assets are relieved based on the unique structure of the credit enhancement and the proportional cash flow.

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

RECEIVABLES IMPAIRMENT - Impaired receivables are measured based on the present value of the expected cash flows discounted at the receivables' effective interest rate or the fair value of the collateral. A receivable is considered impaired when it becomes probable the Company will be unable to collect all amounts due according to the contract terms.

EQUIPMENT ON OPERATING LEASES - Leases which do not meet the criteria for direct financing leases are accounted for as operating leases. Equipment on operating leases is recorded at cost and depreciated on a straight-line basis over the estimated useful life of the equipment. The residual values for operating leases are excluded from the leased equipment's net depreciable basis. The Company evaluates residual value for potential impairment on an ongoing basis and records any required changes in valuation. Rental income is recorded monthly on a straight-line basis. Initial direct costs associated with operating leases are deferred and amortized over the lease term on a straight-line basis which approximates a constant effective yield.

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

GOODWILL - Goodwill represents the excess purchase price over the net tangible assets stemming from the acquisition of Medical Equipment Finance Corporation ("MEFC"). Goodwill relating to the acquisition of MEFC is being amortized over a fifteen year period. The Company evaluates the recoverability of its goodwill separately for each applicable business acquisition at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess is recorded at that time.

OTHER ASSETS - Other assets consist of prepaid financing costs, accrued interest, advances related to the Company's serviced portfolio, equipment held for sale or lease, which is stated at the lower of cost or its net realizable value, and miscellaneous accounts receivable.

ACCOUNTS PAYABLE - Accounts payable includes equipment payables for equipment fundings of $40.8 million and $29.2 million at June 30, 1998 and 1997, respectively.

DEBT ISSUANCE COSTS - Debt issuance costs related to the Company's warehouse facilities, securitizations, senior notes and convertible subordinated notes are offset against the related debt and are being amortized over the life of the notes using the interest method.

AMORTIZATION OF FINANCE INCOME - Amortization of finance income primarily consists of three categories: income on fixed payment transactions, income on variable rate transactions and income on medical receivables. The interest component of scheduled payments on notes secured by equipment and direct financing lease fixed payment transactions is calculated using the interest method in order to approximate a level rate of return on the net investment. The interest component of notes secured by equipment and direct financing lease variable rate transactions is calculated and accrued monthly on the remaining principal balance. The interest component on medical receivables is calculated and accrued monthly on the average balance outstanding during the period.

NET GAIN ON SALE OF FINANCING TRANSACTIONS - Gains arising from the sale of direct financing leases and investments in notes secured by equipment occur when the Company obtains funding through the whole loan sale of a transaction to a third party.

RECOURSE OBLIGATIONS - Subsequent to a sale, the Company has no or limited remaining interest in the transaction or equipment and no obligation to indemnify the purchaser in the event of a default on the transaction by the obligor, except when the sale agreement provides for participation in defined excess interest spreads or limited recourse in which the Company guarantees reimbursement under the agreement up to a specific maximum. Consequently, in the event of default by the obligor, the investor would exercise its rights under the lien with limited or no further recourse against the Company.

OTHER INCOME - Other income consists primarily of contract fees and late charges, dividends on investments in investees' preferred stock, servicing fees, placement fees, and gains/losses from asset disposals, and is recorded when earned.

TAXES ON INCOME - Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. Such differences arise principally from recording hedging gains and losses, gains on sales of financing transactions, and lease transactions in which the operating lease method of accounting is used for tax purposes and the financing lease method is used for financial statement purposes. Under the operating lease method, leased equipment is recorded at cost and depreciated over the useful life of the equipment and lease payments are recorded as revenue when earned.

NET EARNINGS PER SHARE - The Company adopted SFAS No. 128, Earnings per Share, as of October 1, 1997. This statement is effective for financial statements issued for periods ending after December 15, 1997 and has been applied retroactively. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method under which the Company has not recognized compensation expense.


HEDGING INSTRUMENTS - The Company uses various interest rate contracts such as forward rate agreements, Treasury locks, interest rate swaps, caps and collars to manage its interest rate risk from its floating rate liabilities and anticipated securitization and sale transactions. No contracts are held for trading purposes. Gains or losses from forward rate agreements used to hedge floating rate exposure within warehouse funding facilities are deferred and amortized to interest expense over the hedged period. When hedge transactions are matched to anticipated securitizations, which are accounted for as a financing, gains or losses from the hedge transactions are deferred and amortized to interest expense over the term of the securitized transaction. When hedge transactions are matched to anticipated sales or securitizations, which are accounted for as sales, gains or losses from the hedge transactions are recognized as part of the gain or loss on the sale. Foreign exchange forward contracts are accounted for as hedges to the extent they are designated, and are effective as hedges of foreign currency. The net gain or loss is recorded as a cumulative translation adjustment in shareholders' equity.

RECENT ACCOUNTING DEVELOPMENTS - In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement provides an accounting and reporting standard for transfers and servicing of financial assets, and extinguishment of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position and the results of operations.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements are effective for fiscal years beginning after December 15, 1997 and early adoption is permitted. The Company intends to adopt both standards effective July 1, 1998.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not completed an analysis of the impact of applying this new statement.

RECLASSIFICATIONS AND RESTATEMENTS - Certain amounts as previously reported have been reclassified to conform to the year ended June 30, 1998 presentation.

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


                             Direct Financing
                             Leases and Notes            Scheduled
                               Secured by                Rents on
                              Equipment or               Operating                  Total
Year Ending June 30,        Medical Receivables            Leases                  Receivable
--------------------        -------------------            ------                  ----------
1999 .............            $284,409,000               $ 2,993,000               $287,402,000
2000 .............             225,300,000                 2,315,000                227,615,000
2001 .............             135,505,000                 2,250,000                137,755,000
2002 .............              75,274,000                 1,940,000                 77,214,000
2003 .............              33,415,000                 1,415,000                 34,830,000
Thereafter .......              14,538,000                   428,000                 14,966,000
                              ------------               -----------               ------------
   Subtotal ......             768,441,000                11,341,000                779,782,000
Residual valuation              14,287,000                        --                 14,287,000
                              ------------               -----------               ------------
   Total .........            $782,728,000               $11,341,000               $794,069,000
                              ============               ===========               ============

The total receivable balance of $794.1 million is comprised of direct financing leases (28%), notes secured by equipment (54%), medical receivables (17%), and scheduled rents on operating leases (1%). The Company is exposed to credit risk on these receivables. At June 30, 1998, of the 3,614 debtors, the top ten obligors represented 12.07% of the portfolio. Geographic concentration for the top five states was New York (21.37%), California (15.37%), Florida (10.80%), Texas (9.42%), and New Jersey (9.09%). International loans, those outside the 50 United States, represented 16.60% of the portfolio.

Residual valuation represents the estimated amount to be received at contract termination from the disposition of equipment financed under fair market value leases. Amounts to be realized at contract termination depend on the fair market value of the related equipment and may vary from the recorded estimate. Residual values are reviewed periodically to determine if the equipment's anticipated fair market value is below its recorded value.

During the years ended June 30, 1998 and 1997, the Company sold receivables to third parties realizing gains of $21.0 million and $14.0 million, respectively. In connection with certain of these transactions, the Company retained subordinated interests in the receivables totaling $51.9 million and $46.1 million at June 30, 1998 and 1997, respectively. In accordance with provisions of SFAS No. 115, the Company classifies subordinated interests as trading securities which are recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. There can be a wide range in market assumptions which are used by participants in the market to value such assets. Accordingly, the Company's estimate of fair value is subjective. Under the sale agreement, the Company is required to fund any losses on the receivables up to its subordinated interests. Once repurchased or substituted such leases are included within the Company's portfolio and are evaluated within the allowance for possible losses on receivables.

At June 30, 1998, receivables amounting to $558.7 million were assigned as collateral for long-term debt.

The following is an analysis of the allowance for losses on receivables:

Year Ended June 30,                                        1998                    1997                    1996
------------------------------------------------------------------------------------------------------------------
Balance, beginning of year ................            $ 5,976,000             $ 4,026,000             $ 3,282,000

Provision for losses on receivables .......              4,735,000               2,386,000               2,325,000

Allowance assumed in business acquisition .                879,000                      --                      --

Write-offs, net ...........................             (1,635,000)               (436,000)             (1,581,000)
                                                       -----------             -----------             -----------

Balance, end of year ......................            $ 9,955,000             $ 5,976,000             $ 4,026,000
                                                       ===========             ===========             ===========

The net investment of non-performing loans, including the managed portfolio, on which income recognition was suspended was $22.6 million and $20.7 million at June 30, 1998 and 1997, respectively. Cash collected on all non-accrual loans is applied to the net investment.

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

At June 30, 1998 and 1997, the Company holds Series F and Series G preferred stock of DIS valued at $2.5 million (2,482,000 shares) and $2.0 million (2,000,000 shares), respectively. The Series F and G preferred stock have liquidation preferences at $1.00 per share, are redeemable at the option of DIS at $1.00 per share plus accrued dividends, are convertible, under certain conditions, into common stock of DIS at $2.482 per share for Series F and $2.00 per share for Series G, and are entitled to annual cumulative dividends ranging from $0.05 per share to $0.10 per share. In addition, the majority shareholder of DIS has the right to repurchase the Series F and G preferred stock for $4.5 million plus accrued dividends through September 2001.

During the year ended June 30, 1996, the Company converted a note receivable totaling $541,000 into shares of outstanding stock of EQ Computer Products and Services ("CP&S"), whose business is in the distribution of parts and components used in the repair and maintenance of microcomputer and associated peripherals. CP&S sells to computer maintenance firms, independent computer service organizations and original equipment manufacturers, throughout the United States, engaged in the maintenance and repair of their own computer equipment and equipment manufactured by others. During the year ended June 30, 1997, CP&S issued additional shares and had a reverse stock split. As of June 30, 1997, the Company had 273,773 shares or 14.25% of the outstanding stock of CP&S. The Company accounts for the investment in this entity under the cost method of accounting as it does not exert significant influence over the entity. On June 30, 1998, the Company sold its entire investment in CP&S for an insignificant gain.

In November 1995, the Company entered into a joint venture with two other partners to establish Medical Equipment Credit Pte Ltd. ("MEC"). MEC pursues opportunities in the Asia-Pacific diagnostic imaging marketplace. Initial capitalization of MEC is 7,000,000 shares of common stock ($5.0 million), and ownership is based on the percentage of the initial capitalization invested by each of the three joint venture partners. The Company's ownership is 40% based on the initial $2.0 million investment. The Company accounts for its investment in MEC under the equity method of accounting. At June 30, 1998, 1997 and 1996, the Company recognized losses of approximately $439,000, $231,000, and $41,000, respectively, on this investment.

NOTE 5.  INTEREST BEARING DEBT

WAREHOUSE FACILITIES - The Company's primary credit facility, pursuant to a revolving credit agreement with a syndicate of banks ("Agreement"), provides for the borrowing of up to $112.0 million. Borrowings under this facility bear interest at the Company's option of (i) prime minus 0.25% or (ii) from 1.00% to 1.20% over the 30, 60 or 90-day LIBOR rate based on the Company's leverage ratio as defined in the Agreement. The Agreement is renewable annually at the bank syndicate's discretion. The Agreement prohibits the Company from paying dividends other than dividends payable solely in shares of the Company's stock and limits borrowings to specified levels determined by ratios based on the Company's tangible net worth. As of June 30, 1998, the Company was in compliance with the financial covenants of the Agreement.

The Company has two $100.0 million interim funding facilities available for certain equipment loan financing transactions which are to be securitized. These facilities bear interest at a rate of 0.85% over the 30-day LIBOR rate. Borrowings under the facilities are secured by certain equipment contracts and the equipment financed thereunder. In addition, the Company has a $50.0 million interim facility for loans originated in Brazil and a $6.2 million facility for loans originated in Australia.

The Company has a $5.0 million facility with a bank for the funding of loans ineligible for securitization.

The Company has two credit facilities for its medical receivables financing business. The first facility is a revolving credit facility with a syndicate of banks for borrowings up to $95 million. Borrowings in this facility bear interest at LIBOR plus 1.45%. The second facility is for $30.0 million with an interest rate of 30-day LIBOR plus 1.90% and matures in September 1998.

LONG-TERM DEBT - The discounted receivables are direct financing lease obligations, notes secured by equipment and medical receivables which were securitized and sold to investors primarily on a limited or nonrecourse basis. They are collateralized by the underlying equipment and medical receivables.

Future annual maturities of discounted receivables, net of capitalized issuance costs of $7.2 million, are as follows:

Year Ending June 30,
--------------------------------------------------
1999 .........................       $ 94,115,000
2000 .........................         75,228,000
2001 .........................        144,183,000
2002 .........................         20,004,000
2003 .........................          6,915,000
Thereafter ...................          1,675,000
                                     ------------
   Total .....................       $342,120,000
                                     ============

All of the discounted receivables have been permanently funded through ten structured transactions which were initiated during fiscal years 1993 through 1998. Debt under these securitizations are limited recourse and bear interest at fixed rates ranging between 5.62% to 12.85% and floating interest rates ranging between 0.83% and 2.25% over 30-day LIBOR. All of the receivables are serviced by the

Company and the related securitization agreements require that the Company comply with certain servicing requirements, require limited cash collateral or residual interests and contain various recourse provisions.

Included above is $15.5 million from the Company's securitization of some of its net retained subordinated positions in its securitizations and whole loan sales. This transaction was completed on July 31, 1996.

The Company has net convertible subordinated notes outstanding of $13.4 million and $13.3 million at June 30, 1998 and 1997, respectively. The notes are convertible into common shares at $10.60 per share at the discretion of the noteholders, bear interest at a rate of 9 1/8% payable in quarterly installments of interest only and mature in June 2002. There were no conversions in fiscal year 1998. During the year ended June 30, 1997, $600,000 of these notes were converted into 56,603 shares of common stock of the Company. Cumulatively, $1.1 million of these notes have been converted into 103,772 shares of common stock of the Company.

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

In addition, the Company has a $4.7 million facility with a foreign bank to fund a portfolio of equipment loans in Turkey.

The following chart summarizes interest-bearing credit facilities as of June 30, 1998 and 1997:


(in thousands of dollars)

                                                              As of June 30, 1998          As of June 30, 1997
                              Amount         Maturity        ---------------------        ----------------------
  Credit Facility            Available         Date           Balance         Rate        Balance          Rate
  ---------------            ---------         ----           -------         ----        -------          ----
SHORT-TERM DEBT
Warehouse facilities .        $498,208        Various        $ 82,828         7.71%        $ 44,962         7.10%


LONG-TERM DEBT

Discounted receivables        $     --        Various        $342,120         8.02%        $317,863         8.60%
9 7/8 Senior notes ...        $     --          2004         $ 96,486        10.90%        $ 95,883        10.96%
Other debt ...........        $     --        Various        $ 15,808         8.38%        $  8,168         7.63%
Convertible sub. debt         $     --          2002         $ 13,439        10.30%        $ 13,324        10.38%

NOTE 6.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following represents a summary of the major components of selling, general and administrative expenses:

(in thousands of dollars)

Year Ended June 30,               1998           1997          1996
--------------------------------------------------------------------
Salaries and benefits ..        $ 7,433        $ 5,276        $3,241
Professional fees ......          4,191          2,860         2,572
Travel and entertainment          1,495            868           503
Occupancy and Equipment           3,097          2,383         1,863
Other ..................          2,277          2,730         1,754
                                -------        -------        ------
Total SG&A .............        $18,493        $14,117        $9,933
                                =======        =======        ======

NOTE 7.  INCOME TAXES

The provision for income taxes is comprised of the following:

Year Ended June 30,            1998               1997               1996
-----------------------------------------------------------------------------
Current taxes .....        ($ 1,539,000)        $2,766,000        $ 6,120,000
Foreign ...........             399,000                 --                 --
Deferred ..........          10,861,000          3,865,000            (28,000)
                           ------------         ----------        -----------
      Total .......        $  9,721,000         $6,631,000        $ 6,092,000
                           ============         ==========        ===========

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to earnings from continuing operations is as follows:

Year Ended June 30,                                          1998                        1997                         1996
----------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes at the
   federal statutory rate ..................     $7,896,000        35.0%      $5,448,000        35.0%      $4,993,000        35.0%
State income taxes,
   net of federal tax benefit ..............      1,023,000         4.5%         850,000         5.4%       1,045,000         7.3%
Foreign taxes,
   net of federal tax benefit ..............        259,000         1.1%              --          --               --          --
Limitation on utilization of foreign losses         332,000         1.5%              --          --               --          --
Other ......................................        211,000         0.9%         333,000         2.1%          54,000         0.4%
                                                 ----------        ----       ----------        ----       ----------        ----
      Total ................................     $9,721,000        43.0%      $6,631,000        42.5%      $6,092,000        42.7%
                                                 ==========        ====       ==========        ====       ==========        ====


Earnings before minority interest, equity in net loss of investees, and provision for income taxes consist of the following:

Year Ended June 30,            1998               1997               1996
----------------------------------------------------------------------------
Domestic ..........        $21,783,000        $15,040,000        $14,323,000
Foreign ...........          1,109,000            435,000                 --
                           -----------        -----------        -----------
Total .............        $22,892,000        $15,475,000        $14,323,000
                           ===========        ===========        ===========

The major components of the Company's net deferred tax liabilities of $19.4 million and $8.6 million at June 30, 1998 and 1997, respectively, are as follows:

Year Ended June 30,                                 1998                 1997
----------------------------------------------------------------------------------
Accumulated depreciation ...............        $ 30,576,000         $ 23,511,000
Deferred recognition of lease income ...         (16,086,000)         (14,740,000)
Deferred gain on financing transactions            8,955,000            1,977,000
Loss on hedging activities .............           1,397,000            1,258,000
Allowances for uncollectible receivables          (3,584,000)          (2,322,000)
State income taxes .....................          (1,004,000)            (454,000)
Other ..................................            (861,000)            (620,000)
                                                ------------         ------------
      Total ............................        $ 19,393,000         $  8,610,000
                                                ============         ============

NOTE 8.  SHAREHOLDERS' EQUITY

During fiscal 1998, the Company issued 300,000 shares of its common stock in a private offering and 2,640,000 in a public offering for which it received net proceeds of $4.9 million and $53.1 million, respectively. The net proceeds were used (i) to fund the Company's growth, (ii) develop the Company's international operations, including the origination of medical equipment loans outside the United States, (iii) for other working capital needs, and (iv) for general corporate purposes. The 400,000 shares for the 1995 MEFC acquisition were issued in June 1998.

In March 1998, the Company issued options to purchase a total of 50,000 common shares at $15.3125 per share to non-employee Directors of the Company. The options vest at various dates through August 2000 and expire in March 2008.

In November 1997, the Company acquired a healthcare-based merchant banking group whose key services are private debt placement, loan syndication, bridge financing, and mortgage loan arrangement for the long-term/assisted care and specialized hospital markets. The Company issued 84,011 shares of its common stock for the acquisition. The transaction was accounted for as a pooling of interests and therefore, all prior financial statements presented have been restated as if the merger took place at the beginning of such periods. The shares were allocated to the four companies and accounted for by the pooling of interests as follows:

J. G. Wentworth Securities, Inc. ..        42,005        Fiscal 1995
J. G. Wentworth Mortgage Funding LP        27,100        Fiscal 1997
J. G. Wentworth Partners LP .......        10,840        Fiscal 1997
J. G. Wentworth Partners, Inc. ....         4,066        Fiscal 1997
                                           ------
Total .............................        84,011
                                           ======

In June 1997, the Company granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $13.50 per share as compensation to a financial advisory firm. The options will vest on a pro-rata basis over a twenty-four month period, or 4,167 shares per month. The options are exercisable for a period of five years from the date of grant.

In January 1996, holders of 615,605 of the Company's warrants and units issued in February 1991 redeemed their warrants and units for shares of the Company's common stock at $12.00 and $12.60 per share by the final exercise date of January 26, 1996. As a result of the redemption, the Company received cash proceeds of $7.4 million. In addition, in November 1990, the Company issued warrants to purchase 35,000 common shares at $8.50 per share to an unrelated party. Such shares were exercised during the year ended June 30, 1996.

In August 1995, the Company completed a public offering of 2,875,000 shares of its common stock for which it received net proceeds of $29.0 million. The net proceeds were utilized to reduce short-term indebtedness and for general corporate purposes.

Prior to June 30, 1994, the Company issued warrants to purchase a total of 80,000 common shares at prices between $7.625 and $8.375 per share to all non-employee directors of the Company. During each of the years ended June 30, 1998 and 1997, 10,000 shares at $8.375 and 10,000 at $7.625 were converted. The warrants vested at various dates through November 1996 and expire at various dates through 2003.

In June 1994, the Company issued convertible subordinated notes to related and unrelated parties which are convertible at the option of the holder into 1,415,094 shares of common stock at $10.60 per share. There were no conversions to common stock during fiscal 1998. During the year ended June 30, 1997, $600,000 of these notes were converted into 56,603 shares of common stock. As of June 30, 1998, cumulative conversions of these notes were $1.1 million into 103,772 shares of common stock.

NOTE 9.  STOCK OPTION PLAN AND INCENTIVE AGREEMENT

The Company had a stock option plan from August 1986 that provided for the granting of options to employees to purchase up to 1,250,000 shares of the Company's common stock at the fair market value at the date of grant. Options granted under this plan generally vest over three to five years from the date of grant and expire ten years after the date of the grant. Any unexercised options are canceled 90 days subsequent to the termination of the employee and are returned to the plan. This plan expired in August 1996.

The Company has a stock option plan from August 1996 that provides for the granting of options to employees, consultants and directors to purchase up to 1,500,000 shares of the Company's common stock at the fair market value at the date of grant. Options granted under this plan generally vest over three to five years from the date of grant and expire ten years after the date of the grant. Any unexercised options are canceled 90 days subsequent to the termination of the employee and are returned to the plan. This plan expires August 2006.

The following table summarizes the employee activity under the plans for the periods indicated:

                                                                           Weighted Average
                                       Options         Exercise Price       Exercise Price
                                     Outstanding          Per Share            Per Share
--------------------------------------------------------------------------------------------
Outstanding at July 1, 1995            680,294         $ 1.44 - $13.50        $    8.16
Granted ....................           130,500         $11.63 - $13.13        $   12.96
Exercised ..................          (152,085)        $ 1.44 - $13.50        $    8.38
Canceled ...................           (37,000)
                                     ---------

Outstanding at June 30, 1996           621,709         $ 1.75 - $13.13        $    9.14
Granted ....................           186,500         $12.75 - $14.63        $   14.36
Exercised ..................           (40,875)        $ 5.00 - $10.38        $    7.56
Canceled ...................            (8,534)
                                     ---------

Outstanding at June 30, 1997           758,800         $ 1.75 - $14.63        $   10.47
Granted ....................           597,500         $14.44 - $25.06        $   16.83
Exercised ..................          (109,499)        $ 1.75 - $15.31        $    7.94
Canceled ...................            (1,350)
                                     ---------


Outstanding at June 30, 1998         1,245,451         $ 4.06 - $25.06        $   13.75
                                     =========


The following table summarizes stock options outstanding at June 30, 1998:

                            Number of Options          Weighted Average            Weighted Average
Range of Exercise Price        Outstanding         Remaining Contractual Life       Exercise Price
-----------------------        -----------         --------------------------       --------------
   $ 4.01  - $ 6.00              52,800                       3                         $ 5.01
   $ 6.01  - $ 9.00             137,400                       4                         $ 8.08
   $ 9.01  - $14.00             300,784                       6                         $11.30
   $14.01  - $15.00             181,167                       8                         $14.62
   $15.01  - $18.00             403,300                       8                         $15.36
   $18.01  - $20.00              80,000                       8                         $19.16
   $20.01  - $25.50              90,000                       8                         $21.91
                              ---------
                              1,245,451                       7                         $13.75
                              =========

As of June 30, 1998, options to purchase 514,817 shares were exercisable.

If compensation cost for the Company's stock option plan had been determined based on the fair value at the date of awards consistent with the fair value method described in SFAS No. 123, the Company's net income, basic earnings per share, and diluted earnings per share would be reduced to the proforma amounts at June 30, 1998 of $12.0 million, $1.05 and $0.97 and at June 30, 1997 of $8.7 million, $0.78 and $0.70, respectively. Significant assumptions used to calculate the fair value of the awards for June 30, 1998 and 1997, respectively, are as follows: weighted average risk free rate of return of 6.0% and 6.3%; expected option life of 60 months; expected volatility of 38% and 32%; and no expected dividends in either year.

The Company has an employee incentive agreement ("Agreement"). Under the Agreement, the Company has agreed, subject to the discretion of its Compensation Committee, to issue from time to time an aggregate of not more than 200,000 shares of common stock of the Company ("Incentive Shares") to certain of its employees if the last sale price of the Company's common stock is $16.00 per share or higher for 30 consecutive calendar days at any time before December 31, 2001, provided that any such employee must be employed by the Company during the above-described 30-day period in order to receive any Incentive Shares under the Agreement. The Company has agreed that, if there is an event or series of events that constitutes a sale of the Company at any time prior to December 31, 1998 and the consideration to be received for each share of common stock of the Company in such sale of the Company is $13.00 or higher, the Company will issue the Incentive Shares to the employees. If the criteria for the issuance of the Company's common stock are met, the Company will record compensation expense equal to the fair value of the common shares issued at the date upon which the rights to receive such shares are awarded by the Compensation Committee.

NOTE 10.  RECONCILIATION OF EARNINGS PER SHARE CALCULATION

                                                                Year Ended June 30,
                                                        --------------------------------------
(in thousands except per share data)                    1998           1997           1996
----------------------------------------------------------------------------------------------
BASIC

Income available to common shareholders ........        $12,858        $ 8,563        $ 8,165
Average common shares ..........................         11,464         10,968          9,947
Basic earnings per common share ................        $  1.12        $  0.78        $  0.82
                                                        =======        =======        =======


DILUTED

Income available to common shareholders ........        $12,858        $ 8,563        $ 8,165
Effect of dilutive securities:
  Convertible debentures .......................            736            736            765
                                                        -------        -------        -------
Diluted income available to common shareholders         $13,594        $ 9,299        $ 8,930

Average common shares ..........................         11,464         10,968          9,947
Effect of dilutive securities:
  Warrants .....................................             97             29             37
  Options ......................................            374            179            217
  Convertible debentures .......................          1,311          1,311          1,368
                                                        -------        -------        -------
Diluted average common shares ..................         13,246         12,487         11,569

Diluted earnings per common share ..............        $  1.03        $  0.74        $  0.77
                                                        =======        =======        =======

NOTE 11.  RELATED PARTY TRANSACTIONS

The Company's principal executive offices located in Doylestown, Pennsylvania are leased from a party related to a shareholder and director of the Company. The lease commenced in December 1994 and the Company recorded rent expense under this lease of $322,229, $242,510, and $222,750 for the years ended June 30, 1998, 1997, and 1996, respectively.

At June 30, 1998 and 1997, receivables in installments from investees totaled $6.6 million and $9.5 million, respectively.


As of June 30, 1998 and 1997, the Company had loans receivable from Company officers totaling $550,000 and $505,000, respectively.

As of June 30, 1998 and 1997, the Company had investments in preferred stock and dividends of DIS totaling $5.1 million.

As of June 30, 1998 and 1997, the Company had convertible subordinated notes at an unamortized cost totaling $9.6 million to related parties.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

FACILITY LEASES - The Company leases its facilities under noncancelable operating leases with terms in excess of one year. The lease for the Company's principal facility expires in August 2007. Rent expense for the years ended June 30, 1998, 1997 and 1996 amounted to $883,000, $673,000 and $655,000, respectively. Future minimum lease payments under these leases are as follows:

                                                                     Future Minimum
Year Ending June 30,                                                 Lease Payments
1999 ............................................                     $1,186,000
2000 ............................................                      1,316,000
2001 ............................................                      1,126,000
2002 ............................................                      1,125,000
2003 ............................................                      1,034,000
Thereafter ......................................                      2,152,000
                                                                      ----------
   Total ........................................                     $7,939,000
                                                                      ==========

CONTINGENCIES - Under certain limited recourse agreements, the Company may be required to provide for losses incurred on uncollected lease and medical receivables previously securitized. At June 30, 1998, the maximum contingent liability under the limited recourse agreements amounted to $51.9 million. This contingent liability, however, could be offset by any proceeds received from the resale or remarketing of available equipment financed under the agreements or outstanding medical receivables collected.

The Company has a revolving $180 million interim securitization facility with an option to sell to it certain equipment loans and leases. As of June 30, 1998, $80.1 million of equipment loans and leases were being serviced for this facility. The Company's obligations under this facility include servicing of the assets and assisting the owner in the securitization of the assets, if the owner chooses to securitize.

The Company has credit lines of $7.0 million available from four foreign banks, of which $4.4 million was used as of June 30, 1998 to provide for the future payment of guarantees made by DVI Europe, a branch office of DVI Financial Services. The Company records the present value of the future obligation as an asset within receivables and corresponding liability within other liabilities at the date the guarantee is assumed. At June 30, 1998 the present value recorded for these guarantees was $3.0 million, while the estimated future value was $4.3 million.

The Company has receivables from and investments in DIS aggregating $13.3 million and $13.8 million at June 30, 1998 and 1997. DIS received a qualified going concern opinion from its auditors on its December 31, 1997, 1996 and 1995 financial statements. Management has reviewed the value of the collateral that secures the loans to DIS and is confident that there is sufficient collateral to cover loans outstanding.

LITIGATION - The Company is involved in litigation both as a plaintiff and defendant in matters arising out of the Company's normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on the consolidated financial statements of the Company.

As of June 30, 1998 the Company had loan commitments of $289.5 million not funded.

NOTE 13.  BENEFIT PLANS

The Company maintains and administers an Employee Savings Plan ("Plan") pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by the Company's Board of Directors. The Company contributed $60,000, $60,000, and $45,000 to the Plan during the years ended June 30, 1998, 1997 and 1996, respectively.

NOTE 14.  ACQUISITIONS

On November 1, 1997, the Company acquired a healthcare-based merchant banking group whose key services are private debt placement, loan syndication, bridge financing, and mortgage loan arrangement for the long-term/assisted care and specialized hospital markets. The group included J. G. Wentworth Partners, Inc.;
J. G. Wentworth Partners, LP; J. G. Wentworth Mortgage Funding, LP; and J. G. Wentworth Securities, Inc. (collectively, "Wentworth"). The Company issued 84,011 shares of its common stock for the acquisition at a price of $18.45 per share. The transaction was accounted for as a pooling of interests and therefore, all prior financial statements presented have been restated as if the merger took place at the beginning of such periods.

Separate results of operations for the periods prior to the merger are as follows:

                                      Four months ended      Year ended          Year ended
(In thousands of dollars)             October 31, 1997      June 30, 1997       June 30, 1996
---------------------------------------------------------------------------------------------
TOTAL FINANCE AND OTHER INCOME:

      DVI, Inc.                            $21,385            $ 55,971             $ 49,013
      Wentworth                                632                 363                   25
                                           -------            --------             --------
      Total                                $22,017            $ 56,334             $ 49,038
                                           =======            ========             ========

NET EARNINGS:

      DVI, Inc.                            $ 2,389            $  8,941             $  8,175
      Wentworth                                 12                (378)                 (10)
                                           -------            --------             --------
      Total                                $ 2,401            $  8,563             $  8,165
                                           =======            ========             ========

In June 1998, the Company acquired for cash a partnership interest in and certain assets of Third Coast Capital, L.L.C. ("TCC"), for $9.3 million. TCC is a Chicago-based venture leasing operation, founded in 1996, and provides asset-based financing to emerging growth companies for their key operating assets through lease lines of credit and other financial structures. The purchase price was allocated to individual assets based on estimates of their fair market value and resulted in no goodwill. The acquired assets are included in the Company's balance sheet for the year ended June 30, 1998 with no effect on operating statements. Had the purchase of TCC occurred two years prior, its revenue and net earnings would have had an immaterial effect on the consolidated results of the Company's operations for fiscal years 1998 and 1997.

 NOTE 15.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the estimated fair value of the Company's consolidated financial instruments at June 30, 1998 and 1997 is presented below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                            Carrying        Estimated Fair
Year Ended June 30, 1998                                     Amount             Value
-------------------------------------------------------------------------------------------
Assets:
  Receivable in installments
  (excluding investment in direct financing leases)...    $227,469,390        $227,603,558
Liabilities:
  Discounted receivables..............................    $342,120,099        $344,187,124


                                                           Carrying         Estimated Fair
Year Ended June 30, 1997                                    Amount              Value
-------------------------------------------------------------------------------------------
Assets:
  Receivable in installments
  (excluding investment in direct financing leases)...    $236,843,000        $236,532,000
Liabilities:
  Discounted receivables..............................    $317,863,000        $294,729,000

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, amounts due from portfolio sales, notes collateralized by medical receivables, accounts payable, accrued expenses and other liabilities, borrowings under warehouse facilities, senior notes, other debt and convertible subordinated notes approximate fair values at June 30, 1998 and 1997.

The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

RECEIVABLE IN INSTALLMENTS: The fair value of the financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of June 30, 1998 and 1997. The Company believes that the risk factor embedded in the entry-value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry-value basis. In accordance with SFAS 107, the Company has excluded receivables from lease contracts of approximately $349.3 million and $252.9 million as of June 30, 1998 and 1997, respectively, from the receivable in installments fair value calculation.

DISCOUNTED RECEIVABLES: The fair value of discounted receivables, related to the securitization of leases and notes, was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities.

The fair value estimates presented herein were based on information available as of June 30, 1998 and 1997. Although the Company is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since June 30, 1998; therefore, current estimates of fair value may differ significantly from the amounts presented herein. All instruments held by the Company are classified as other than trading.

DERIVATIVE ACTIVITY:

                                                 June 30, 1998                                  June 30, 1997
                             -----------------------------------------------   ---------------------------------------------------
                                Notional             Fair         Deferred        Notional           Fair          Deferred
                                 Amount              Value     Gains/(Losses)      Amount            Value       Gains/(Losses)
----------------------------------------------------------------------------------------------------------------------------------
Swaps.................       $ 23.5 million       $ (21,397)         -        $  23.4 million      $ 115,000          -
Options...............       $150.0 million       $(107,938)    $(443,559)    $  25.0 million      $ (49,000)         -
Forwards:
  Treasury locks......              -                  -             -        $  70.0 million      $  75,000          -

Foreign exchange currency
  forward.............       DM 7.5 million       $  36,650     $ (10,000)             -                 -            -

The Company uses off-balance sheet derivative financial instruments to hedge interest rate risk. The Company's interest rate risk is associated with variable rate funding of the fixed rate loans and the timing difference between temporary funding through the warehouse and permanent funding through either securitization or sale. The derivatives are used to manage three components of this risk: interest sensitivity adjustments, pricing of anticipated loan securitizations and sales, and interest rate spread protection. Credit risk exists for these derivative instruments in the form of the failure of the counterparty to make required payments in favor of the Company. The risk is minimized through the use of counterparties with investment grade ratings. The fair value of the derivative instruments is derived from dealer quotes.

SWAPS:

Swaps are used to hedge the interest rate spreads for various loan sale facilities where cash flows from loans are fixed rate, but the borrowing costs are variable. The interest rate swaps pay fixed rates of 5.38% to 5.84% and receive either a floating rate of the H-15 composite commercial paper rate or six-month LIBOR. The swaps mature through October 2004.

FORWARDS AND OPTIONS:

Treasury lock agreements, which are forward contracts, and option collars are used to hedge the interest rate risk associated with anticipated securitizations and/or sales. These instruments lock in a specific rate, or a narrow range of rates, of Treasury notes identified to have a comparable maturity to the average life of the anticipated transaction in order to fix the rate either over the life of the securitization or to fix the sale price as applicable. The open positions at June 30, 1998 are for securitizations and sales expected to occur in the first and second quarters of fiscal 1999. In 1998, the Company deferred $1.3 million in losses associated with transactions securitized compared with $1.6 million in deferred losses in 1997. The Company recognized losses on loan sales of $243,000, $132,000 and $27,000 for years ended June 30, 1998, 1997 and
1996, respectively.

FOREIGN EXCHANGE FORWARD CONTRACTS - The Company has international operations and foreign currency exposures at some of these operations due to lending in currencies other than the local currency. As a general practice, the Company has not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars. A foreign exchange forward contract is used to hedge the amount receivable to the U.S. parent for a specific portfolio in Deutsche Marks. At June 30, 1998, the Company had 7.5 million Deutsche Marks in forward contracts. Foreign exchange forward contracts are accounted for as hedges to the extent they are designated, and are effective as hedges of foreign currency. The net gain/loss deferred at June 30, 1998 is immaterial.


NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the fiscal years ended June 30, 1998 and 1997:

                                                                                   Fiscal 1998
                                                                                Three Months Ended
(in thousands, except per share data)                    September 30      December 31        March 31          June 30
-----------------------------------------------------------------------------------------------------------------------
Finance and other income                                    $16,134           $18,477          $19,486           $20,258
Net finance income                                            9,530            11,477           11,566            13,547
Earnings before minority interest, provision for
   income taxes and equity in net loss of investees           4,752             5,338            5,488             7,314
Net earnings                                                  2,590             3,014            3,365             3,889
Net earnings per common and common
   equivalent share - basic                                $   0.23          $   0.27         $   0.30          $   0.32
                                                           ========          ========         ========          ========
Net earnings per common and common
   equivalent share - diluted                              $   0.22          $   0.25         $   0.27          $   0.29
                                                           ========          ========         ========          ========


                                                                                   Fiscal 1997
                                                                                Three Months Ended
(in thousands, except per share data)                    September 30      December 31        March 31          June 30
-----------------------------------------------------------------------------------------------------------------------
Finance and other income                                    $12,616           $13,690          $15,108           $14,920
Net finance income                                            6,647             7,632            7,769             9,930
Earnings before minority interest, provision for
   income taxes and equity in net loss of investees           3,521             3,748            3,734             4,472
Net earnings                                                  2,001             2,199            1,986             2,377
Net earnings per common and common
   equivalent share - basic                                $   0.18          $   0.20         $   0.18          $   0.22
                                                           ========          ========         ========          ========
Net earnings per common and common
   equivalent share - diluted                              $   0.17          $   0.19         $   0.17          $   0.21
                                                           ========          ========         ========          ========

NOTE 17. SUBSEQUENT EVENTS

On July 21, 1998 (the "Filing Date"), Allegheny Health Education and Research Foundation and its affiliates ("Allegheny") filed for protection under Chapter 11 of the United States Bankruptcy Code. As of the Filing Date, the Company had receivables from Allegheny of $14,401,000 arising from the rental by the Company of equipment owned by the Company pursuant to fair market value leases. As of this date, no events have occurred and no facts have been discovered by the Company with respect to the Company's receivables from Allegheny that would indicate that any material diminution in the value of these receivables is likely.

On September 15, 1998, the Company announced its intention to acquire for cash substantially all the assets and retain all the employees of Affiliated Capital Corporation ("Affiliated") from Irwin Financial Corporation. The purchase, as well as the assets' ultimate purchase price which will approximate $74.0 million, is subject to the completion of due diligence, certain governmental approvals, and the execution of a definitive purchase agreement. The purchase price will be allocated to the assets on the basis of their estimated fair market value and is expected to result in intangible assets of approximately $6.0 million which will be amortized on a straight line basis over a 15-year period. The purchase is expected to close near the end of DVI's first fiscal quarter. Affiliated is a Chicago-based medical equipment leasing company, founded 15 years ago, and employs 39 people. It operates in five regional sales offices and generates $50.0 million of new lease transactions a year through 27 vendor relationships. Affiliated has approximately 8,700 customer contracts involving doctors and dentists and the average cost of the new leased equipment is $15,000. Had the purchase of Affiliate occurred at the beginning of fiscal 1998 the Company's total finance and other income would have increased by $9.1 million and net earnings would have decreased by $49,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's directors is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1998, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1998, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1998, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

     (1) Financial Statements:

         See Index to Consolidated Financial Statements included as part of this Form 10-K on Page 23.

     (2) Financial Statement Schedules:

              SCHEDULE                                                                   PAGE
              NUMBER                    DESCRIPTION                                     NUMBER
              ------                    -----------                                     ------
               II.                      Amounts Receivable from Related Parties .......   48

         All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

     (3) Exhibits:

         See Index to Exhibits of this Form 10-K on Pages 49-50.

(b)  REPORTS ON FORM 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DVI, INC.
                                      (Registrant)



Date:   September 25, 1998            by /S/ MICHAEL A. O'HANLON
                                         --------------------------------------
                                         Michael A. O'Hanlon
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                        Title                                   Date
---------                                        -----                                   ----
Principal Financial Officer:

/S/ STEVEN R. GARFINKEL
-----------------------------
Steven R. Garfinkel                              Executive Vice President and
                                                 Chief Financial Officer                 September 25, 1998


Principal Accounting Officer:

/S/ JOHN P. BOYLE
-----------------------------
John P. Boyle                                    Vice President and
                                                 Chief Accounting Officer                September 25, 1998




Directors                         Date                                                             Date
---------                         ----                                                             ----
/S/ GERALD L. COHN                September 25, 1998             /S/ MICHAEL A. O'HANLON           September 25, 1998
-----------------------------                                    -----------------------------
Gerald L. Cohn                                                       Michael A. O'Hanlon


/S/ WILLIAM S. GOLDBERG           September 25, 1998             /S/ HARRY T. J. ROBERTS           September 25, 1998
-----------------------------                                    -----------------------------
William S. Goldberg                                                  Harry T. J. Roberts


/S/ JOHN E. MCHUGH                September 25, 1998             /S/ NATHANIEL SHAPIRO             September 25, 1998
-----------------------------                                    -----------------------------
John E. McHugh                                                       Nathaniel Shapiro

                           DVI, INC. AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES


                                  BALANCE AT
                                   BEGINNING                                            BALANCE AT
NAME OF DEBTOR                      OF YEAR          ADDITIONS         DEDUCTIONS       END OF YEAR
--------------                      -------          ---------         ----------       -----------
Year ended June 30, 1998-

Michael A. O'Hanlon .....          $285,000          $ 10,000          $     --          $295,000
Mark H. Idzerda .........           220,000                --                --           220,000
Anthony J. Turek ........                --            35,000                --            35,000
                                   --------          --------          --------          --------
Total ...................          $505,000          $ 45,000          $     --          $550,000
                                   ========          ========          ========          ========

Year ended June 30, 1997-

Michael A. O'Hanlon .....          $344,000          $     --          $ 59,000          $285,000
Mark H. Idzerda .........                --           220,000                --           220,000
                                   --------          --------          --------          --------
Total ...................          $344,000          $220,000          $ 59,000          $505,000
                                   ========          ========          ========          ========

Year ended June 30, 1996-

    Michael A. O'Hanlon .          $ 59,000          $285,000          $     --          $344,000
                                   ========          ========          ========          ========

Year ended June 30, 1995-

    Michael A. O'Hanlon .          $ 20,000          $ 39,000          $     --          $ 59,000
                                   ========          ========          ========          ========

Year ended June 30, 1994-

    Michael A. O'Hanlon .          $     --          $ 20,000          $     --          $ 20,000
                                   ========          ========          ========          ========

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
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

   10.18          Shareholders' Agreement dated as of April 27, 1998 by and
                  among DVI International, Inc. (the Company's wholly-owned
                  subsidiary), International Finance Corporation, Nederlandse
                  Financierings-Maatschappijvoor Ontwikkelinglanden N. V.,
                  Philadelphia International Equities Inc., and MSF Holding Ltd.
                  (11)

   10.19 Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc., International Finance
                  Corporation, MSF Holding Ltd., Cadilur S. A., Estolur S. A., and Natuler S. A. (11)

   10.20          Share Retention, Non-Competition and Put Option Agreement
                  dated April 27, 1998 among DVI, Inc., Nederlandse
                  Financierings-Maatschappij voor Ontwikkelinglanden N. V, MSF
                  Holding Ltd., Cadilur S. A., Estolur S. A., and Natuler S. A.
                  (11)

   10.21 Guaranty Agreement dated as of April 27, 1998 by DVI, Inc. in favor of Cadilur S. A. and Natuler S. A. (11)

   10.22          Limited Partnership Interest Purchase Agreement dated as of
                  June 30, 1998 by and among Cargill Leasing Corporation, Third
                  Coast SPC-I, L.L.C., Third Coast GP-I, and DVI Financial
                  Services Inc. (11)

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

(10) Filed previously as an Exhibit to the Company's Form 10-K (File No. 1-11077) for the year ended June 30, 1997 and by this reference is incorporated herein.

(11) Filed herewith.