Form 10-Q
period 1998-09-30
DVI INC
filed 1998-11-09
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)

/X/               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITY EXCHANGE ACT OF 1934.

               For the quarterly period ended: September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO
                                      ---
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

Common stock, $.005 par value - 14,080,458 shares as of September 30, 1998.

                           DVI, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION:                                            PAGE
                                                                          NUMBER

ITEM 1.       FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
     September 30, 1998 (unaudited) and June 30, 1998................        3-4

Consolidated Statements of Operations -
     Three months ended September 30, 1998 and 1997 (unaudited)......          5

Consolidated Statements of Comprehensive Income -
     Three months ended September 30, 1998 and 1997 (unaudited)......          5

Consolidated Statements of Shareholders' Equity -
     July 1, 1997 through September 30, 1998 (unaudited).............          6

Consolidated Statements of Cash Flows -
     Three months ended September 30, 1998 and 1997 (unaudited)......        7-8

Notes to Consolidated Financial Statements (unaudited)...............       9-10

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........      11-12

PART II.  OTHER INFORMATION..........................................         13

Signatures...........................................................         14

                           DVI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                     ASSETS

                                                                        SEPTEMBER 30,     JUNE 30,
                                                                           1998             1998
                                                                        -------------     ---------
                                                                        (Unaudited)
Cash and cash equivalents ........................................       $  46,819        $  15,192

Cash and cash equivalents, restricted ............................          47,048           47,582

Amounts due from portfolio sale ..................................          10,766               --

Receivables:
   Investment in direct financing leases and
     notes secured by equipment or medical receivables:
     Receivables in installments .................................         660,438          572,679
     Receivables and notes - related parties .....................          27,011            6,563
     Recourse credit enhancements ................................          54,050           51,883
     Notes collateralized by medical receivables .................         139,867          137,316
     Residual valuation ..........................................          24,879           14,287
     Unearned income .............................................         (82,334)         (69,367)
                                                                         ---------        ---------
   Net investment in direct financing leases and
    notes secured by equipment or medical receivables ............         823,911          713,361

   Less: Allowance for losses on receivables .....................         (11,894)          (9,955)
                                                                         ---------        ---------
Net receivables ..................................................         812,017          703,406

Equipment on operating leases
   (net of accumulated depreciation of $3,554 (September 30, 1998)
   and $3,189 (June 30, 1998)) ...................................          14,010           14,773

Furniture and fixtures
   (net of accumulated depreciation of $2,901 (September 30, 1998)
   and $2,600 (June 30, 1998)) ...................................           4,978            4,225

Investments in investees .........................................           6,977            7,120

Goodwill, net ....................................................          10,070            3,646

Other assets .....................................................          22,577           20,976
                                                                         ---------        ---------
Total assets .....................................................       $ 975,262        $ 816,920
                                                                         =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                SEPTEMBER 30,      JUNE 30,
                                                                                     1998            1998
                                                                                -------------      --------
                                                                                 (Unaudited)
Liabilities:

Accounts payable ...........................................................       $ 72,133       $  48,030

Accrued expenses and other liabilities .....................................         18,731          18,271

Borrowings under warehouse facilities ......................................        222,823          82,828

Deferred income taxes ......................................................         19,393          19,393

Long-term debt, net:
   Discounted receivables (primarily limited recourse) .....................        303,280         342,120
   9 7/8% Senior notes due 2004 ............................................         96,643          96,486
   Other debt ..............................................................         43,099          15,808
   Convertible subordinated notes ..........................................         13,467          13,439
                                                                                   --------       ---------
Total long-term debt, net ..................................................        456,489         467,853
                                                                                   --------       ---------
Total liabilities ..........................................................        789,569         636,375

Minority interest in consolidated subsidiaries .............................          8,131           8,260

Shareholders' equity:

   Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
   Common stock, $0.005 par value; authorized 25,000,000 shares; outstanding
     14,080,458 shares (September 30, 1998) and
     14,080,358 shares (June 30, 1998) .....................................             70              70
   Additional capital ......................................................        133,318         133,516
   Retained earnings .......................................................         43,931          39,387
   Cumulative translation adjustments ......................................            243            (688)
                                                                                   --------       ---------
Total shareholders' equity .................................................        177,562         172,285
                                                                                   --------       ---------
Total liabilities and shareholders' equity .................................       $975,262       $ 816,920
                                                                                   ========       =========

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              ------------------------
                                                                                1998            1997
                                                                              --------        --------
Finance and other income:
   Amortization of finance income .....................................       $ 17,919        $ 14,240
   Other income .......................................................          3,896           1,894
                                                                              --------        --------
Total finance and other income ........................................         21,815          16,134
Interest expense ......................................................         12,543          11,628
                                                                              --------        --------
Net interest and other income .........................................          9,272           4,506
Net gain on sale of financing transactions ............................          6,854           5,024
                                                                              --------        --------
Net finance income ....................................................         16,126           9,530

Selling, general and administrative expenses ..........................          6,646           3,786
Provision for losses on receivables ...................................          1,505             992
                                                                              --------        --------
Earnings before minority interest, equity in net loss of investees, and
   provision for income taxes .........................................          7,975           4,752

Minority interest in net loss of consolidated subsidiaries ............             69              --
Equity in (net loss) of investees .....................................            (92)           (205)
Provision for income taxes ............................................          3,408           1,957
                                                                              --------        --------
Net earnings ..........................................................       $  4,544        $  2,590
                                                                              ========        ========
Net earnings per share:
   Basic ..............................................................       $   0.32        $   0.23
                                                                              ========        ========
   Diluted ............................................................       $   0.30        $   0.22
                                                                              ========        ========

                           DVI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              -----------------------
                                                                               1998             1997
                                                                              -------         -------
Net earnings ..................................                               $ 4,544         $ 2,590

Other comprehensive income, net of tax
   Foreign currency translation adjustment ....                                   931             (53)
                                                                              -------         -------
Comprehensive income ..........................                               $ 5,475         $ 2,537
                                                                              =======         =======

                           DVI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                   COMMON STOCK
                                            --------------------------
                                                 $0.005 PAR VALUE                                     CUMULATIVE        TOTAL
                                            --------------------------     ADDITIONAL     RETAINED    TRANSLATION    SHAREHOLDERS'
                                               SHARES        AMOUNT         CAPITAL       EARNINGS    ADJUSTMENT        EQUITY
                                            -----------    -----------    -----------   -----------   -----------    -----------
Balances at July 1, 1997 ................    10,590,859    $        53    $    69,194   $    26,529   $      (116)   $    95,660
Issuance of common stock upon
  exercise of stock options and warrants        149,499                         1,756                                      1,756
Net proceeds from issuance of
  common stock ..........................     2,940,000             15         57,918                                     57,933
Issuance of common stock for acquisition
  of MEFC ...............................       400,000              2          4,648                                      4,650
Currency translation adjustment .........                                                                    (572)          (572)
Net earnings ............................                                                    12,858                       12,858
                                            -----------    -----------    -----------   -----------   -----------    -----------
Balances at June 30, 1998 ...............    14,080,358    $        70    $   133,516   $    39,387   $      (688)   $   172,285

Issuance of common stock upon
  exercise of stock options and warrants            100
Cost of issuance of common stock ........                                        (198)                                      (198)
Currency translation adjustment .........                                                                     931            931
Net earnings ............................                                                     4,544                        4,544
                                            -----------    -----------    -----------   -----------   -----------    -----------
Balances at September 30, 1998 ..........    14,080,458    $        70    $   133,318   $    43,931   $       243    $   177,562
                                            ===========    ===========    ===========   ===========   ===========    ===========

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            --------------------------
                                                                              1998             1997
                                                                            ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings ....................................................       $   4,544        $   2,590

    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Equity in net loss of investees ...........................              92              205
          Depreciation and amortization .............................           3,323            2,826
          Additions to allowance accounts ...........................           1,505              992
          Net gain on sale of financing transactions ................          (6,854)          (5,024)
          Minority interest .........................................            (129)              --
          Cumulative translation adjustments ........................             982              (50)
          Changes in assets and liabilities, net of effects from
           acquisition of business:
              (Increases) decreases in:
                 Cash and cash equivalents, restricted ..............             534           (3,284)
                 Amounts due from portfolio sale ....................         (10,766)              --
                 Receivables ........................................          (1,199)            (511)
                 Other assets .......................................            (852)            (439)
              Increases (decreases) in:
                 Accounts payable ...................................          22,626              161
                 Accrued expenses and other liabilities .............             460           (2,721)
                                                                            ---------        ---------
    Total adjustments ...............................................           9,722           (7,845)
                                                                            ---------        ---------
    Net cash provided by (used in) operating activities .............          14,266           (5,255)
                                                                            ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of business .........................................         (74,678)              --
    Cost of equipment acquired ......................................        (167,502)        (128,383)
    Portfolio receipts net of amounts included in income and proceeds
       from sales of financing transactions .........................         135,621          125,127
    Net increase in notes collateralized by medical receivables .....          (2,544)         (17,853)
    Furniture and fixtures additions ................................            (870)          (1,186)
                                                                            ---------        ---------
       Net cash used in investing activities ........................        (109,973)         (22,295)
                                                                            ---------        ---------

                                                                       Continued

                           DVI, INC. AND SUBSIDIARIES

                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                       1998              1997
                                                     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options and warrants ...              --              427
    Cost of issuance of common stock .........            (198)              --
    Borrowings under:
       Warehouse facilities ..................         209,230          194,815
       Long-term debt ........................          28,149               --
    Repayments on:
       Warehouse facilities ..................         (69,415)        (122,910)
       Long-term debt ........................         (40,432)         (30,449)
                                                     ---------        ---------
    Net cash provided by financing activities          127,334           41,883
                                                     ---------        ---------
Net increase in cash and cash equivalents ....          31,627           14,333

Cash and cash equivalents, beginning of period          15,192            9,187
                                                     ---------        ---------
Cash and cash equivalents, end of period .....       $  46,819        $  23,520
                                                     =========        =========

CASH PAID DURING THE PERIOD FOR:

    Interest .................................       $  13,578        $  12,910
                                                     =========        =========
    Income taxes (net of refunds) ............       $  (2,088)       $      72
                                                     =========        =========

                           DVI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in DVI, Inc.'s ("the Company") latest annual report on Form 10-K for the fiscal year ended June 30, 1998.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of September 30, 1998 and June 30, 1998, the consolidated statements of operations for the three month periods ended September 30, 1998 and 1997, the consolidated statements of shareholders' equity for the period from July 1, 1997 through September 30, 1998, and the consolidated statements of cash flows for the three month periods ended September 30, 1998 and 1997. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1999.

NOTE 2 - RECONCILIATION OF EARNINGS PER SHARE CALCULATION

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                           ---------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                         1998          1997
                                                           -------       -------
BASIC
Income available to common shareholders ............       $ 4,544       $ 2,590
Average common shares ..............................        14,080        11,026
Basic earnings per common share ....................       $  0.32       $  0.23
                                                           =======       =======
DILUTED

Income available to common shareholders ............       $ 4,544       $ 2,590
Effect of dilutive securities:
  Convertible debentures ...........................           184           184
                                                           -------       -------
Diluted income available to common shareholders ....       $ 4,728       $ 2,774

Average common shares ..............................        14,080        11,026
Effect of dilutive securities, net:
  Warrants .........................................            94            43
  Options ..........................................           364           225
  Convertible debentures ...........................         1,311         1,311
                                                           -------       -------
Diluted average common shares ......................        15,849        12,605

Diluted earnings per common share ..................       $  0.30       $  0.22
                                                           =======       =======

NOTE 3 - HEDGE TRANSACTIONS

At September 30, 1998, the Company had $70.0 million in Treasury lock transactions and $250.0 million in collars. The Company also had $29.8 million in interest rate swaps. At September 30, 1998, the Company had a total of 20.0 million German Deutsche Marks in forward contracts and cross-currency interest rate swaps.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total finance and other income increased to $21.8 million for the three month period ended September 30, 1998 from $16.1 million for the three month period ended September 30, 1997. Amortization of finance income increased to $17.9 million from $14.2 million for the three month period ended September 30, 1998 as compared to the same period of the prior year. The increase primarily was a result of the overall increase in the size of the Company's loan portfolio. Other income increased to $3.9 million in the three month period ended September 30, 1998 from $1.9 million in the comparable prior year period. The increase was due mainly to fees earned on the larger portfolio and service fees earned on serviced assets.

Interest expense increased to $12.5 million for the three months ended September 30, 1998 from $11.6 million for the three months ended September 30, 1997. The increase is primarily a result of the growth of the Company's loan portfolio and growth in international markets. The weighted average interest rate on discounted receivables, the largest component of interest expense, decreased to 7.86% as of September 30, 1998 compared to 8.41% as of September 30, 1997.

Net gain on sale of financing transactions increased to $6.9 million for the three months ended September 30, 1998 from $5.0 million for the same period of the prior fiscal year. Loans sold during the three month period ended September 30, 1998 were $72.7 million compared to $78.4 million during the same period of the prior fiscal year. The increase in the Company's net gain on sale of financing transactions was partially due to the higher yields associated with the portfolios of acquired companies.

Selling, general and administrative expenses for the first quarter ended September 30, 1998 increased by 75.5% to $6.6 million from $3.8 million for the same quarter of the prior fiscal year. The increase in the Company's selling, general and administrative expenses was primarily related to the expansion of the Company's new domestic and international businesses and the Company's 36.0% growth in managed net financed assets.

The provision for possible losses on receivables was $1.5 million for the three month period ended September 30, 1998 as compared to $1.0 million for the three month period ended September 30, 1997. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before minority interest, equity in net loss of investees, and provision for income taxes increased 67.8% to $8.0 million for the three month period ended September 30, 1998 compared to $4.8 million for the same period ended September 30, 1997. Net earnings increased 75.4% to $4.5 million from $2.6 million in comparing the three month period ended September 30, 1998 to the same period ended September 30, 1997. Diluted earnings per share increased 36.4% to $0.30 from $0.22 when comparing the three month period ended September 30, 1998 to September 30, 1997. The increase in diluted earnings per share resulted from an increase in the Company's net earnings, partially offset by an increase in diluted shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

Total shareholders' equity increased $5.3 million to $177.6 million at September 30, 1998 from $172.3 million at June 30, 1998. The increase primarily was due to net earnings of $4.5 million.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment and medical receivables financing businesses.

At September 30, 1998, the Company had available an aggregate of $527.0 million in warehouse facilities of which $222.8 million was utilized.

Through September 30, 1998, the Company has completed 21 securitizations or other structured finance transactions for medical equipment and medical receivables financings totaling approximately $1.6 billion, including two public debt issues totaling $75.7 and $90.0 million and 19 private placements of debt and whole loan sales totaling $1.4 billion. The Company expects for the foreseeable future to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans.

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

                                                         DVI, INC.
                                                         ---------
                                                        (Registrant)

                                                By: /S/MICHAEL A. O'HANLON
                                                    -------------------------
                                                    Michael A. O'Hanlon
                                                    President and Chief
                                                    Executive Officer

                                                By: /S/STEVEN R. GARFINKEL
                                                    -------------------------
                                                    Steven R. Garfinkel
                                                    Executive Vice President and
                                                    Chief Financial Officer

Date:  November 9, 1998