Form 10-Q
period 1998-12-31
DVI INC
filed 1999-02-16
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q
(Mark One)

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITY EXCHANGE ACT OF 1934.


                For the quarterly period ended: December 31, 1998

                                       OR

| |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Common stock, $.005 par value - 14,116,358 shares as of January 31, 1999.

                           DVI, INC. AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL INFORMATION:                                                                     PAGE
                                                                                                   NUMBER

ITEM 1.       FINANCIAL STATEMENTS:

Consolidated Balance Sheets -
     December 31, 1998 (unaudited) and June 30, 1998....................................             3-4

Consolidated Statements of Operations -
     Three and six months ended December 31, 1998 and 1997 (unaudited)..................               5

Consolidated Statements of Comprehensive Income -
     Three and six months ended December 31, 1998 and 1997 (unaudited)..................               5

Consolidated Statements of Shareholders' Equity -
     July 1, 1997 through December 31, 1998 (unaudited).................................               6

Consolidated Statements of Cash Flows -
     Six months ended December 31, 1998 and 1997 (unaudited)............................             7-8

Notes to Consolidated Financial Statements (unaudited)..................................            9-10


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................           11-15


PART II.  OTHER INFORMATION.............................................................              16


Signatures..............................................................................              17

                           DVI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                  DECEMBER 31,               JUNE 30,
                                                                                      1998                    1998
                                                                                 -------------          -------------
                                                                                  (Unaudited)

Cash and cash equivalents..............................................          $     13,686           $     15,192

Cash and cash equivalents, restricted..................................                34,165                 47,582

Receivables:
   Investment in direct financing leases and notes secured by equipment or medical receivables:
     Receivables in installments.......................................               709,515                572,679
     Receivables and notes - related parties...........................                24,520                  6,563
     Recourse credit enhancements......................................                54,376                 51,883
     Notes collateralized by medical receivables.......................               154,420                137,316
     Residual valuation................................................                25,332                 14,287
     Unearned income...................................................               (86,437)               (69,367)
                                                                                 -------------          -------------
   Net investment in direct financing leases and
    notes secured by equipment or medical receivables..................               881,726                713,361

   Less: Allowance for losses on receivables...........................               (10,763)                (9,955)
                                                                                 -------------          -------------

Net receivables........................................................               870,963                703,406

Equipment on operating leases
   (net of accumulated depreciation of $4,499 (December 31, 1998)
   and $3,189 (June 30, 1998)).........................................                19,632                 14,773

Furniture and fixtures
   (net of accumulated depreciation of $3,309 (December 31, 1998)
   and $2,600 (June 30, 1998)).........................................                 7,417                  4,225

Investments in investees...............................................                 3,506                  7,120

Goodwill, net..........................................................                10,050                  3,646

Other assets...........................................................                25,642                 20,976
                                                                                 ------------           ------------

Total assets...........................................................          $    985,061           $    816,920
                                                                                 ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   DECEMBER 31,              JUNE 30,
                                                                                       1998                    1998
                                                                                 ------------            ------------
                                                                                   (Unaudited)

Liabilities:

Accounts payable.......................................................          $     55,881            $     48,030

Accrued expenses and other liabilities.................................                22,005                  18,271

Borrowings under warehouse facilities..................................               171,808                  82,828

Deferred income taxes..................................................                19,393                  19,393

Long-term debt, net:
   Discounted receivables (primarily limited recourse).................               322,970                 342,120
   9 7/8% Senior notes due 2004........................................               147,641                  96,486
   Other debt..........................................................                41,458                  15,808
   Convertible subordinated notes......................................                13,496                  13,439
                                                                                 ------------            ------------
Total long-term debt, net..............................................               525,565                 467,853
                                                                                 ------------            ------------

Total liabilities......................................................               794,652                 636,375

Minority interest in consolidated subsidiaries.........................                 7,984                   8,260

Shareholders' equity:

   Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
   Common stock, $0.005 par value; authorized 25,000,000 shares; outstanding
     14,105,458 shares (December 31, 1998) and
     14,080,358 shares (June 30, 1998).................................                    71                      70
   Additional capital..................................................               133,525                 133,516
   Retained earnings...................................................                48,754                  39,387
   Cumulative translation adjustments..................................                    75                    (688)
                                                                                 ------------            -------------

Total shareholders' equity.............................................               182,425                 172,285
                                                                                 ------------            ------------

Total liabilities and shareholders' equity.............................          $    985,061            $    816,920
                                                                                 ============            ============


The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         DECEMBER 31,                   DECEMBER 31,
                                                                  -------------------------      -------------------------
                                                                    1998            1997           1998           1997
                                                                    ----            ----           ----           ----
Finance and other income:
   Amortization of finance income...........................      $ 20,851        $ 15,260       $ 38,770      $  29,500
   Other income.............................................         4,813           3,217          8,709          5,111
                                                                 ---------       ---------      ---------      ---------

Total finance and other income..............................        25,664          18,477         47,479         34,611
Interest expense............................................        14,666          12,118         27,209         23,746
                                                                 ---------       ---------      ---------      ---------

Net interest and other income...............................        10,998           6,359         20,270         10,865
Net gain on sale of financing transactions..................         7,103           5,118         13,957         10,142
                                                                 ---------       ---------      ---------      ---------

Net finance income..........................................        18,101          11,477         34,227         21,007

Selling, general and administrative expenses................         8,031           4,701         14,677          8,487
Provision for losses on receivables.........................         1,642           1,438          3,147          2,430
                                                                 ---------       ---------      ---------      ---------

Earnings before minority interest, equity in net loss of
   investees, and provision for income taxes................         8,428           5,338         16,403         10,090

Minority interest in net loss of consolidated subsidiaries..           147             -              216            -
Equity in (net loss) of investees...........................           (26)           (195)          (118)          (400)
Provision for income taxes..................................         3,726           2,129          7,134          4,086
                                                                 ---------       ---------      ---------      ---------

Net earnings................................................      $  4,823        $  3,014       $  9,367      $   5,604
                                                                  ========        ========       ========      =========

Net earnings per share:
   Basic....................................................      $   0.34        $   0.27       $   0.66      $    0.50
                                                                  ========        ========       =========     ==========

   Diluted..................................................      $   0.32        $   0.25       $   0.62      $    0.47
                                                                  ========        ========       =========     ==========




                           DVI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       DECEMBER 31,                   DECEMBER 31,
                                                                 --------------------------     --------------------------
                                                                    1998           1997            1998           1997
                                                                    ----           ----            ----           ----

Net earnings................................................     $   4,823       $   3,014      $   9,367       $  5,604

Other comprehensive income:
   Foreign currency translation adjustment..................          (168)           (191)           763           (244)
                                                                 ----------      ----------     ---------      ---------

Comprehensive income........................................     $   4,655       $   2,823      $  10,130      $   5,360
                                                                 =========       =========      =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

\                           DVI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                    COMMON STOCK                                    CUMULATIVE        TOTAL
                                                 $0.005 PAR VALUE      ADDITIONAL     RETAINED     TRANSLATION    SHAREHOLDERS'
                                                SHARES       AMOUNT     CAPITAL       EARNINGS      ADJUSTMENT       EQUITY
                                             -----------     ------    ----------     --------     -----------     ------------
Balances at July 1, 1997..................    10,590,859       $ 53     $  69,194       $26,529        $(116)       $ 95,660

Issuance of common stock upon
  exercise of stock options and warrants..       149,499                    1,756                                      1,756
Net proceeds from issuance of
  common stock............................     2,940,000         15        57,918                                     57,933
Issuance of common stock for acquisition
  of MEFC.................................       400,000          2         4,648                                      4,650
Currency translation adjustment...........                                                              (572)           (572)
Net earnings..............................                                               12,858                       12,858
                                             -----------       ----     ---------       -------        ------       --------


Balances at June 30, 1998.................    14,080,358       $ 70     $ 133,516       $39,387        $(688)       $172,285

Issuance of common stock upon
  exercise of stock options and warrants..        25,100          1     $     207                                        208
Cost of issuance of common stock.........                                    (198)                                      (198)
Currency translation adjustment..........                                                                763             763
Net earnings.............................                                                 9,367                        9,367
                                             -----------       ----     ---------       -------        ------       --------


Balances at December 31, 1998...........      14,105,458       $ 71     $ 133,525       $48,754        $  75        $182,425
                                             ===========       ====     =========       =======        =====        ========


The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                       ---------------------------
                                                                                         1998               1997
                                                                                       ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings ..............................................................        $   9,367         $   5,604

    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Equity in net loss of investees .....................................              118               400
          Depreciation and amortization .......................................            7,484             5,980
          Additions to allowance accounts .....................................            3,147             2,430
          Net gain on sale of financing transactions ..........................          (13,957)          (10,142)
          Minority interest ...................................................             (276)                -
          Cumulative translation adjustments ..................................              777              (244)
          Changes in assets and liabilities, net of effects from acquisition of business:
              (Increases) decreases in:
                 Cash and cash equivalents, restricted ........................           13,417            (3,772)
                 Receivables ..................................................           (3,600)           (2,687)
                 Other assets .................................................           (3,791)           (5,061)
              Increases (decreases) in:
                 Accounts payable .............................................            6,407             2,790
                 Accrued expenses and other liabilities .......................            3,734             1,365
                                                                                       ---------         ---------

    Total adjustments .........................................................           13,460            (8,941)
                                                                                       ---------         ---------

    Net cash provided by (used in) operating activities .......................           22,827            (3,337)
                                                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of business ...................................................          (76,515)                -
    Cost of equipment acquired ................................................         (376,071)         (264,776)
    Portfolio receipts net of amounts included in income and proceeds
       from sales of financing transactions ...................................          301,051           249,087
    Net increase in notes collateralized by medical receivables ...............          (16,968)          (57,005)
    Investment in common and preferred stock of investees .....................           (1,000)                -
    Cash received from sale of investments in investees .......................            4,482                 -
    Furniture and fixtures additions ..........................................           (3,798)           (1,464)
                                                                                       ---------         ---------

       Net cash used in investing activities ..................................         (168,819)          (74,158)
                                                                                       ---------         -----------


                                                                       continued


The accompanying notes are an integral part of these consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                            ---------------------------
                                                              1998              1997
                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options and warrants ............           208               447
    (Cost of) issuance of common stock ................          (198)            4,860
    Borrowings under:
       Warehouse facilities ...........................       477,347           413,535
       Long-term debt .................................       136,582                 -
    Repayments on:
       Warehouse facilities ...........................      (388,751)         (272,964)
       Long-term debt .................................       (80,702)          (65,698)
                                                            ---------         ---------

    Net cash provided by financing activities .........       144,486            80,180
                                                            ---------         ---------

Net increase (decrease) in cash and cash equivalents...        (1,506)            2,685

Cash and cash equivalents, beginning of period ........        15,192             9,187
                                                            ---------         ---------

Cash and cash equivalents, end of period ..............     $  13,686         $  11,872
                                                            =========         =========


CASH PAID DURING THE PERIOD FOR:

    Interest ..........................................     $  24,576         $  21,758
                                                            =========         =========

    Income taxes (net of refunds) .....................     $  (2,038)        $     546
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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of December 31, 1998 and June 30, 1998, the consolidated statements of operations for the three and six month periods ended December 31, 1998 and 1997, the consolidated statements of shareholders' equity for the period from July 1, 1997 through December 31, 1998, and the consolidated statements of cash flows for the six month periods ended December 31, 1998 and 1997. The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1999.


NOTE 2 - RECONCILIATION OF EARNINGS PER SHARE CALCULATION


                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         DECEMBER 31,                   DECEMBER 31,
                                                                   ------------------------       -----------------------
 (IN THOUSANDS EXCEPT PER SHARE DATA)                                1998            1997           1998           1997
 ----------------------------------------------------------------- --------        --------       --------       --------

 BASIC

 Income available to common shareholders.........................  $  4,823        $  3,014       $  9,367       $  5,604
 Average common shares...........................................    14,092          11,251         14,086         11,139
 Basic earnings per common share.................................  $   0.34        $   0.27       $   0.66       $   0.50
                                                                   ========        ========       ========       ========


 DILUTED

 Income available to common shareholders.........................  $  4,823        $  3,014       $  9,367       $  5,604
 Effect of dilutive securities:
   Convertible debentures........................................       184             184            368            368
                                                                   --------        --------       --------       --------
 Diluted income available to common shareholders.................  $  5,007        $  3,198       $  9,735       $  5,972

 Average common shares...........................................    14,092          11,251         14,086         11,139
 Effect of dilutive securities, net:
   Warrants......................................................         9              90             16             66
   Options.......................................................       229             354            332            290
   Convertible debentures........................................     1,311           1,311          1,311          1,311
                                                                   --------        --------       --------        -------
 Diluted average common shares...................................    15,641          13,006         15,745         12,806

 Diluted earnings per common share...............................  $   0.32        $   0.25       $   0.62       $   0.47
                                                                   ========        ========       ========       ========

                           DVI, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE 3 - HEDGE TRANSACTIONS

At December 31, 1998, the Company had $150.0 million in option collars. The Company also had $26.2 million in interest rate swaps. At December 31, 1998, the Company had a total of 22.1 million German Deutsche Marks in forward contracts and cross-currency interest rate swaps.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total finance and other income increased to $25.7 and $47.5 million in the three and six month periods ended December 31, 1998 from $18.5 and $34.6 million for the three and six month periods ended December 31, 1997. Amortization of finance income increased to $20.9 and $38.8 million from $15.3 and $29.5 million for the three and six month periods ended December 31, 1998 as compared to the same periods of the prior year. The increase primarily was a result of the overall increase in the size of the Company's loan portfolio. Other income increased to $4.8 and $8.7 million in the three and six month periods ended December 31, 1998 from $3.2 and $5.1 million in the comparable prior year period. The increase was due mainly to a single advisory fee for $1.9 million earned in December 1998, and larger fees earned by the Company because of increases in both its own portfolio and in the size of the portfolios serviced for other parties.

Interest expense increased to $14.7 and $27.2 million for the three and six months ended December 31, 1998 from $12.1 and $23.7 million for the three and six months ended December 31, 1997. The increase is primarily a result of the growth of the Company's loan portfolio and growth in international markets. The weighted average interest rate on discounted receivables, the largest component of interest expense, decreased to 7.72% as of December 31, 1998 compared to 8.45% as of December 31, 1997.

Net gain on sale of financing transactions increased to $7.1 and $14.0 million for the three and six months ended December 31, 1998 from $5.1 and $10.1 million for the same periods of the prior fiscal year. Loans sold during the three and six month periods ended December 31, 1998 were $97.2 and $169.9 million compared to $70.2 and $148.6 million during the same periods of the prior fiscal year. The increase in the Company's net gain on sale of financing transactions was partially due to better and more efficient executions, lower transaction costs, and higher yields associated with the portfolios of acquired companies, offset during the quarter ended December 31, 1998 by $1.2 million of costs associated with the Company's hedging activity.

Selling, general and administrative expenses for the second quarter ended December 31, 1998 increased by 70.8% to $8.0 million from $4.7 million for the same quarter of the prior fiscal year. For the six months ended December 31, 1998 selling, general, and administrative expenses increased by 72.9% to $14.7 million from $8.5 million for the same prior year period. The increase in the Company's selling, general and administrative expenses was primarily related to the acquisition of Affiliated Capital, the expansion of the Company's other new domestic and international businesses, and the Company's 34.9% growth in managed net financed assets.

The provision for possible losses on receivables was $1.6 and $3.1 million for the three and six month periods ended December 31, 1998 as compared to $1.4 and $2.4 million for the three and six month periods ended December 31, 1997. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the provisions are adequate based on current trends in the Company's delinquencies and losses.

Earnings before minority interest, equity in net loss of investees, and provision for income taxes increased 57.9% and 62.6% to $8.4 and $16.4 million for the three and six month periods ended December 31, 1998 compared to $5.3 and $10.1 million for the same periods ended December 31, 1997. Net earnings increased 60.0% and 67.1% to $4.8 and $9.4 million from $3.0 and $5.6 million in comparing the three and six month periods ended December 31, 1998 to the same periods ended December 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Diluted earnings per share increased 28.0% and 31.9% to $0.32 and $0.62 from $0.25 and $0.47 when comparing the three and six month periods ended December 31, 1998 to December 31, 1997. The increase in diluted earnings per share resulted from an increase in the Company's net earnings, partially offset by the issue of 0.3 million shares in October 1997 and 2.6 million shares in May 1998.


FINANCIAL CONDITION

Total shareholders' equity increased $10.1 million to $182.4 million at December 31, 1998 from $172.3 million at June 30, 1998. The increase primarily was due to net earnings of $9.4 million.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment and medical receivables financing businesses.

At December 31, 1998, the Company had available an aggregate of $503.1 million in warehouse facilities of which $171.8 million was utilized.

Through December 31, 1998, the Company has completed 22 securitizations or other structured finance transactions for medical equipment and medical receivables financings totaling approximately $1.8 billion, including public debt issues totaling $0.4 billion and private placements of debt and whole loan sales totaling $1.4 billion. The Company expects for the foreseeable future to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans.


YEAR 2000 CONCERNS

The Year 2000 issue concerns itself with electronic systems that were designed with a two-digit representation of the year. When calendar dates do not include the first two digits of the year, systems have "understood" that prefix to be "19". Some computer systems that project calculations into the future have already begun to malfunction, generating errors based upon next year being regarded as 1900 by the system, instead of 2000. These problems will affect even more systems, including hardware, when the current date becomes 2000.

If the systems and products used by DVI are not properly equipped to identify and recognize the Year 2000, the Company's systems could fail or create erroneous results. This could cause the Company to experience a temporary inability to process transactions, originate loans or leases, service the loans of third parties, and engage in other normal business activities. Under these circumstances, the Year 2000 problem could have a material adverse effect on the Company's products, services, operations, and financial results.

The Company's medical receivables finance business is dependent on the successful repayment of receivables from third party payors such as Medicare and Medicaid. Any failure of third party payors to become Year 2000 compliant may result in the inability to collect medical receivables in a timely manner or at all. This could have a material adverse effect on the medical receivables finance business. DVI cannot provide any assurance regarding a third party's ability to become Year 2000 compliant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


DVI Advantages

Like many financial companies, DVI's computer systems have already been working with calculations that project three to five years into the future. While this has given DVI some measure of comfort that the Company is successfully testing systems in a "live" environment, it is still necessary to perform a full Year 2000 evaluation.

DVI has several other advantages that have simplified the Year 2000 project:

1. As a relatively young company, DVI does not have an investment in non-compliant hardware that will need to be replaced or upgraded.
2. All of DVI's critical systems use "off-the-shelf" software. No consultants or staff programmers will be needed to reprogram the Company's systems.
3. DVI has strong internal controls and standards for technology purchases. Critical systems worldwide are centralized in its United States headquarters, which has allowed DVI to focus its assessment and remediation efforts on relatively few hardware and software platforms. Adequate internal resources are available to devote to this project.

The Company began a formal Year 2000 project in December 1997 with the formation of the Year 2000 Committee, chaired by its senior information technology manager. The Committee has members from various business units and departments within the organization, and provides status reports periodically to senior management and directors. The first task for the Committee was to formulate a plan for addressing the Year 2000 problem. The Committee selected a five-phase approach, which is outlined below.

Phase 1 - Inventory

DVI began by performing a worldwide assessment of any devices that may be affected by the Year 2000 problem. The Company investigated computer hardware, operating systems, applications software, networking systems, telephone systems, building security systems, FAX machines, elevators, and other electronic office equipment. This phase was completed in May 1998.

Phase 2 - Assessment

Once the Committee had identified the current inventory of systems, they performed an assessment of how critical each system was to the operation of the business, and the potential impact of failure, in order to establish priorities for repair or replacement. To ensure that the Inventory and Assessment phases were thorough, DVI enlisted outside professionals to help with the assessment.

Vendors for each component provided written certification about their Year 2000 compliance status. When this assessment was completed in June 1998, DVI had identified three off-the-shelf software packages that would need to be upgraded through maintenance releases. This was the only remediation deemed necessary for all critical and non-critical systems within the Company's worldwide offices.

Phase 3 - Remediation

Two of the non-compliant software packages were upgraded in the last quarter of calendar 1998. The final software program to be upgraded will be installed in the first quarter of calendar 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Phase 4 - Testing

Although DVI's systems vendors have certified their products as Year 2000 compliant, the next phase requires that the Company thoroughly test these certifications in their own environment. DVI recognizes that their vendors test and certify products in an isolated, laboratory environment, which does not account for the unique mix of hardware and software in customer locations. In-house testing is the only way to verify that DVI's current systems will be compliant next year. Testing methodologies will be complete in the first quarter of calendar 1999. Internal testing of critical systems will be completed by the second quarter of calendar 1999.

Phase 5 - Contingency Planning

DVI is planning to develop contingency plans for all systems deemed critical during the assessment phase. These contingency plans will be designed to protect the Company from business interruptions related to the Year 2000 problem. Many of the critical systems in use by the Company may be substituted for a short period of time with manual procedures. Whenever possible, alternate suppliers and vendors will be identified in the event that our current vendors are affected by the Year 2000 problem. In addition to the Year 2000 contingency planning, DVI maintains and deploys standard plans that address various types of business interruptions. These plans may address the interruption of support provided by third parties resulting from their failure to be Year 2000 compliant. DVI will begin contingency planning in the second quarter of calendar 1999, and expects to complete the plan in the third quarter of calendar 1999.

Costs

DVI does not have any investment in "custom" programming that will require extensive reprogramming. Virtually all of the software systems are "off-the-shelf" products which have been developed by outside vendors. For this reason, DVI does not anticipate the need to hire Year 2000 solution providers or programmers at this time. The costs of the software upgrades discussed in the remediation phase were included in standard maintenance agreements, and have not required any additional expenses. At this time, DVI projects the cost to become Year 2000 compliant to be less than $5,000.

Other Concerns

The Company has identified significant relationships that may affect the operation of its business, including vendors, customers, and asset management and funding counterparties. Failure by these entities to become Year 2000 compliant could have a material adverse effect on the Company. There can be no assurances that any of the Company's contingency plans will be sufficient to anticipate all of the problems or issues that may arise.

Conclusion

The Company believes that the Year 2000 issue will not pose significant operational problems for it, and will not have a material adverse effect on its future financial condition, liquidity or results of operations during 1999 and in future periods. This section discussing Year 2000 issues contains forward-looking statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  3.1  Restated Certificate of Incorporation

                 27    Financial Data Schedule


(b)      Form 8-K

                  The Company filed a Current Report on Form 8-K dated December 16, 1998 with respect to the Company's underwritten public offering under its existing shelf registration statement (File No. 333-50895) of $55,000,000 aggregate principal amount of 9 7/8% Senior Notes due 2004.

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


                                                DVI, INC.
                                     -------------------------------------
                                               (Registrant)




                                By:  /S/MICHAEL A. O'HANLON
                                     -------------------------------------
                                     Michael A. O'Hanlon
                                     President and Chief Executive Officer



                                By:  /S/STEVEN R. GARFINKEL
                                     -------------------------------------
                                     Steven R. Garfinkel
                                     Executive Vice President and
                                     Chief Financial Officer



Date:  February 12, 1999