Form 10-Q
period 1999-03-31
DVI INC
filed 1999-05-11
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q
(Mark One)
|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITY EXCHANGE ACT OF 1934.


                 For the quarterly period ended: March 31, 1999

                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ____ to _____

                         Commission file number 0-16271


                                    DVI, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           22-2722773
--------------------------------                      ----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification Number)

       500 HYDE PARK
DOYLESTOWN, PENNSYLVANIA                                       18901
------------------------                              ----------------------
 (Address of principal                                      (Zip Code)
  executive offices)


Registrant's telephone number including area code:  (215) 345-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

Common stock, $.005 par value  -  14,131,358 shares as of April 30, 1999.
-------------------------------------------------------------------------

                           DVI, INC. AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL INFORMATION:

                                                                          Page
                                                                         Number
                                                                         ------
Item 1.  Financial Statements:

Consolidated Balance Sheets -
   March 31, 1999 (unaudited) and June 30, 1998 ..................       3-4

Consolidated Statements of Operations -
   Three and nine months ended March 31, 1999 and 1998 (unaudited)        5

Consolidated Statements of Comprehensive Income -
   Three and nine months ended March 31, 1999 and 1998 (unaudited)        5

Consolidated Statements of Shareholders' Equity -
   July 1, 1997 through March 31, 1999 (unaudited) ...............        6

Consolidated Statements of Cash Flows -
   Nine months ended March 31, 1999 and 1998 (unaudited) .........       7-8

Notes to Consolidated Financial Statements (unaudited) ...........       9-10


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...........       11-15


PART II.  OTHER INFORMATION ......................................       16

Signatures .......................................................       17

                          DVI, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                 (in thousands of dollars except share data)

                                    ASSETS

                                                                      March 31,          June 30,
                                                                        1999               1998
                                                                    -----------        -----------
                                                                    (Unaudited)
Cash and cash equivalents ...................................       $     6,039        $    15,192

Cash and cash equivalents, restricted .......................            38,113             47,582

Amounts due from portfolio sale .............................             4,375                 --

Receivables:
  Investment in direct financing leases and
   notes secured by equipment or medical receivables:
   Receivables in installments ..............................           736,396            572,679
       Receivables and notes - related parties ..............             2,809              6,563
   Recourse credit enhancements .............................            58,091             51,883
   Notes collateralized by medical receivables ..............           168,370            137,316
   Residual valuation .......................................            25,229             14,287
   Unearned income ..........................................           (78,812)           (69,367)
                                                                    -----------        -----------
  Net investment in direct financing leases and
   notes secured by equipment or medical receivables ........           912,083            713,361

  Less: Allowance for losses on receivables .................           (11,449)            (9,955)
                                                                    -----------        -----------

Net receivables .............................................           900,634            703,406

Equipment on operating leases
  (net of accumulated depreciation of $5,653 (March 31, 1999)
  and $3,189 (June 30, 1998)) ...............................            19,187             14,773

Furniture and fixtures
  (net of accumulated depreciation of $3,534 (March 31, 1999)
  and $2,600 (June 30, 1998)) ...............................             5,025              4,225

Investments in investees ....................................            10,433              7,120

Goodwill, net ...............................................            10,724              3,646

Other assets ................................................            26,543             20,976
                                                                    -----------        -----------

Total assets ................................................       $ 1,021,073        $   816,920
                                                                    ===========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                   (in thousands of dollars except share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           March 31,           June 30,
                                                                             1999               1998
                                                                         -----------        -----------
                                                                         (Unaudited)
Liabilities:

Accounts payable .................................................       $    58,589        $    48,030

Accrued expenses and other liabilities ...........................            21,749             18,271

Borrowings under warehouse facilities ............................           228,700             82,828

Deferred income taxes ............................................            19,393             19,393

Long-term debt, net:
  Discounted receivables (primarily limited recourse) ............           294,754            342,120
  9 7/8% Senior notes due 2004 ...................................           147,791             96,486
  Other debt .....................................................            42,560             15,808
  Convertible subordinated notes .................................            13,524             13,439
                                                                         -----------        -----------
Total long-term debt, net ........................................           498,629            467,853
                                                                         -----------        -----------

Total liabilities ................................................           827,060            636,375

Minority interest in consolidated subsidiaries ...................             7,822              8,260

Shareholders' equity:

  Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
  Common stock, $0.005 par value; authorized 25,000,000 shares;
   outstanding 14,131,358 shares (March 31, 1999) and
   14,080,358 shares (June 30, 1998) .............................                71                 70
  Additional capital .............................................           133,871            133,516
  Retained earnings ..............................................            53,697             39,387
  Cumulative translation adjustments .............................            (1,448)              (688)
                                                                         -----------        -----------

Total shareholders' equity .......................................           186,191            172,285
                                                                         -----------        -----------

Total liabilities and shareholders' equity .......................       $ 1,021,073        $   816,920
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

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands of dollars except share data)
                                   (Unaudited)

                                                       Three Months Ended             Nine Months Ended
                                                           March 31,                      March 31,
                                                   ------------------------       ------------------------
                                                     1999            1998           1999            1998
                                                   --------        --------       --------        --------
Finance and other income:
  Amortization of finance income ...........       $ 22,228        $ 16,339       $ 60,998        $ 45,839
  Other income .............................          4,383           3,147         13,092           8,258
                                                   --------        --------       --------        --------

Total finance and other income .............         26,611          19,486         74,090          54,097
 Interest expense ..........................         16,457          12,838         43,666          36,584
                                                   --------        --------       --------        --------

Net interest and other income ..............         10,154           6,648         30,424          17,513
Net gain on sale of financing transactions .          8,231           4,918         22,188          15,060
                                                   --------        --------       --------        --------

Net finance income .........................         18,385          11,566         52,612          32,573

Selling, general and administrative expenses          8,231           4,599         22,908          13,086
Provision for losses on receivables ........          1,473           1,479          4,620           3,909
                                                   --------        --------       --------        --------

Earnings before minority interest, equity
  in net loss of investees, and provision
  for income taxes .........................          8,681           5,488         25,084          15,578

Minority interest in net loss of
consolidated subsidiaries ..................            136              --            352              --
Equity in (net loss) of investees ..........           (157)            107           (275)           (293)
Provision for income taxes .................          3,717           2,230         10,851           6,316
                                                   --------        --------       --------        --------

Net earnings ...............................       $  4,943        $  3,365       $ 14,310        $  8,969
                                                   ========        ========       ========        ========

Net earnings per share:
  Basic ....................................       $   0.35        $   0.30       $   1.01        $   0.80
                                                   ========        ========       ========        ========

  Diluted ..................................       $   0.33        $   0.27       $   0.95        $   0.74
                                                   ========        ========       ========        ========


                           DVI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   (in thousands of dollars except share data)
                                   (Unaudited)

                                                     Three Months Ended            Nine Months Ended
                                                         March 31,                      March 31,
                                                ------------------------        ------------------------
                                                  1999            1998            1999            1998
                                                --------        --------        --------        --------
Net earnings ............................       $  4,943        $  3,365        $ 14,310        $  8,969

Other comprehensive income:
  Foreign currency translation adjustment         (1,523)           (120)           (760)           (364)
                                                --------        --------        --------        --------

Comprehensive income ....................       $  3,420        $  3,245        $ 13,550        $  8,605
                                                ========        ========        ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (in thousands of dollars except share data)
                                   (Unaudited)


                                                    Common Stock                                   Cumulative         Total
                                                  $0.005 Par Value      Additional     Retained     Translation    Shareholders'
                                                Shares       Amount       Capital      Earnings     Adjustment         Equity
                                                ------       ------       -------      --------     ----------         ------
Balances at July 1, 1997...............       10,590,859       $ 53     $  69,194       $26,529        $  (116)      $ 95,660
                                              ----------       ----     ---------       -------        -------       --------
Issuance of common stock upon
  exercise of stock options and warrants.        149,499                    1,756                                       1,756
Net proceeds from issuance of
  common stock.........................        2,940,000         15        57,918                                      57,933
Issuance of common stock for acquisition
  of MEFC..............................          400,000          2         4,648                                       4,650
Currency translation adjustment........                                                                   (572)          (572)
Net earnings...........................                                                  12,858                        12,858
                                              ----------       ----     ---------       -------        -------       --------

Balances at June 30, 1998..............       14,080,358       $ 70     $ 133,516       $39,387        $  (688)      $172,285

Issuance of common stock upon
  exercise of stock options and warrants.         51,000          1           553                                         554
Cost of issuance of common stock.......                                      (198)                                       (198)
Currency translation adjustment........                                                                   (760)          (760)
Net earnings...........................                                                  14,310                        14,310
                                              ----------       ----     ---------       -------        -------       --------

Balances at March 31, 1999.............       14,131,358       $ 71     $ 133,871       $53,697        $(1,448)      $186,191
                                              ==========       ====     =========       =======        ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DVI, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                1999             1998
                                                             ---------        ---------
Cash flows from operating activities:
   Net earnings ......................................       $  14,310        $   8,969

   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Equity in net loss of investees ...............             276              293
       Depreciation and amortization .................          13,122            9,028
       Additions to allowance accounts ...............           4,620            3,909
       Net gain on sale of financing transactions ....         (22,193)         (15,060)
       Minority interest .............................            (352)              --
       Cumulative translation adjustments ............            (831)            (107)
       Changes in assets and liabilities, net of
       effects from
        acquisition of business:
         (Increases) decreases in:
            Cash and cash equivalents, restricted ....           9,469          (15,012)
            Amounts due from portfolio sale ..........          (4,375)              --
            Receivables ..............................          (8,987)         (16,712)
            Other assets .............................          (4,634)          (8,710)
         Increases (decreases) in:
            Accounts payable .........................           9,115           14,928
            Accrued expenses and other liabilities ...           3,478              653
                                                             ---------        ---------

   Total adjustments .................................          (1,292)         (26,790)
                                                             ---------        ---------

   Net cash provided by (used in) operating activities          13,018          (17,821)
                                                             ---------        ---------

Cash flows from investing activities:
   Acquisition of business ...........................         (77,506)              --
   Cost of equipment acquired ........................        (557,755)        (371,984)
   Portfolio receipts net of amounts included in
     income and proceeds
     from sales of financing transactions ............         476,752          350,807
   Net increase in notes collateralized by medical
     receivables......................................         (31,187)         (75,694)
   Investment in common and preferred stock of
     investees........................................          (8,000)              --
   Cash received from sale of investments in investees           4,482               --
   Furniture and fixtures additions ..................          (1,880)          (1,731)
                                                             ---------        ---------

     Net cash used in investing activities ...........        (195,094)         (98,602)
                                                             ---------        ---------


                                                                       continued


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          DVI, INC. AND SUBSIDIARIES

                            (in thousands of dollars)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                          1999             1998
                                                                       ---------        ---------
Cash flows from financing activities:
   Exercise of stock options and warrants ......................             554            1,085
   (Cost of) issuance of common stock ..........................            (198)           4,860
   Borrowings under:
     Warehouse facilities ......................................         798,555          609,821
     Long-term debt ............................................         138,562           85,000
   Repayments on:
     Warehouse facilities ......................................        (653,305)        (472,875)
     Long-term debt ............................................        (111,245)         (97,734)
                                                                       ---------        ---------

   Net cash provided by financing activities ...................         172,923          130,157
                                                                       ---------        ---------

Net increase (decrease) in cash and cash equivalents ...........          (9,153)          13,734

Cash and cash equivalents, beginning of period .................          15,192            9,187
                                                                       ---------        ---------

Cash and cash equivalents, end of period .......................       $   6,039        $  22,921
                                                                       =========        =========



Cash paid during the period for:

   Interest ....................................................       $  39,234        $  34,956
                                                                       =========        =========

   Income taxes (net of refunds) ...............................       $  (1,971)       $     514
                                                                       =========        =========


Supplemental disclosures of non-cash transactions:

Purchase of computer equipment under capital lease .............       $     209
Less: Amount financed ..........................................            (209)
                                                                       ---------
Cash paid for purchase of computer equipment under capital lease       $      --
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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of March 31, 1999 and June 30, 1998, the consolidated statements of operations and comprehensive income for the three and nine month periods ended March 31, 1999 and 1998, the consolidated statements of shareholders' equity for the period from July 1, 1997 through March 31, 1999, and the consolidated statements of cash flows for the nine month periods ended March 31, 1999 and 1998. The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending June 30, 1999.

NOTE 2 - RECONCILIATION OF EARNINGS PER SHARE CALCULATION

                                                                      Three Months Ended             Nine Months Ended
                                                                           March 31,                     March 31,
                                                                   --------------------------     -------------------------
 (in thousands except per share data)                                 1999            1998           1999           1998
 --------------------------------------------------------------    ----------      ----------     ----------     ----------
 Basic

 Income available to common shareholders......................     $  4,943        $  3,365       $ 14,310       $  8,969
 Average common shares........................................       14,118          11,376         14,097         11,217
 Basic earnings per common share..............................     $   0.35        $   0.30       $   1.01       $   0.80
                                                                   ========        ========       ========       ========


 Diluted

 Income available to common shareholders......................     $  4,943        $  3,365       $ 14,310       $  8,969
 Effect of dilutive securities:
   Convertible debentures.....................................          184             184            552            552
                                                                   --------        --------       --------       --------
 Diluted income available to common shareholders..............     $  5,127        $  3,549       $ 14,862       $  9,521

 Average common shares........................................       14,118          11,376         14,097         11,217
 Effect of dilutive securities, net:
   Warrants...................................................            9             114             14             83
   Options....................................................          179             416            281            331
   Convertible debentures.....................................        1,311           1,311          1,311          1,311
                                                                   --------        --------       --------        -------
 Diluted average common shares................................       15,617          13,217         15,703         12,942

 Diluted earnings per common share............................     $   0.33        $   0.27       $   0.95       $   0.74
                                                                   ========        ========       ========       ========

                           DVI, INC. AND SUBSIDIARIES

                                   (Unaudited)

NOTE 3. - ACQUISITIONS

In September 1998, the Company acquired for cash substantially all the assets and retained all the employees of Affiliated Capital Corporation ("Affiliated") from Irwin Financial Corporation. Affiliated is a Chicago-based medical equipment leasing company that was founded 15 years ago. It employs 39 people and operates in five regional sales offices, generating $50.0 million of new lease transactions a year through 27 vendor relationships. The Company purchased approximately 8,700 customer contracts with an average equipment cost of $15,000. Had the purchase of Affiliated occurred at the beginning of fiscal 1998 the Company's total finance and other income would have increased by $9.1 million and net earnings would have decreased by $49,000.


NOTE 4. - RECENT PUBLIC OFFERING

On December 16, 1998, the Company completed a public offering of $55.0 million principal amount of 9 7/8% Senior Notes due 2004 ("Senior Notes"). The agreement with respect to the Senior Notes contains, among other things, limitations on the Company's ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits the Company from incurring additional indebtedness unless certain financial ratio tests are met. Interest is payable semiannually on February 1 and August 1 of each year. The Senior Notes will be redeemable at the Company's option in whole or in part at any time on or after February 1, 2002 at specified redemption prices.

The Company is using the proceeds from this debt offering:

      - To fund the Company's growth, including increasing the amount of equipment and medical receivables loans the Company can fund;

      -     To develop the Company's expanding international operations;

      -     For other working capital needs; and

      -     For general corporate purposes.


NOTE 5 - HEDGE TRANSACTIONS

At March 31, 1999, the Company had $200.0 million in option collars and $50.0 million in Treasury locks. The Company also had $24.1 million in interest rate swaps. At March 31, 1999, the Company had 247.1 million Spanish Pesetas in forward contracts and a total of 14.6 million German Deutsche Marks in forward contracts and cross-currency interest rate swaps.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total finance and other income increased to $26.6 and $74.1 million in the three and nine month periods ended March 31, 1999 from $19.5 and $54.1 million for the three and nine month periods ended March 31, 1998. Amortization of finance income increased to $22.2 and $61.0 million from $16.3 and $45.8 million for the three and nine month periods ended March 31, 1999 as compared to the same periods of the prior year. The increase primarily was a result of the overall increase in the size of the Company's loan portfolio. Other income increased to $4.4 and $13.1 million in the three and nine month periods ended March 31, 1999 from $3.1 and $8.3 million in the comparable prior year period. The increase was due mainly to a single advisory fee for $1.9 million earned in December 1998, and larger fees earned by the Company because of increases in both its own portfolio and in the size of the portfolios serviced for other parties.

Interest expense increased to $16.5 and $43.7 million for the three and nine months ended March 31, 1999 from $12.8 and $36.6 million for the three and nine months ended March 31, 1998. The increase is primarily a result of the growth of the Company's loan portfolio and growth in international markets. The weighted average interest rate on discounted receivables, the largest component of interest expense, decreased to 8.14% as of March 31, 1999 compared to 8.35% as of March 31, 1998.

Net gain on sale of financing transactions increased to $8.2 and $22.2 million for the three and nine months ended March 31, 1999 from $4.9 and $15.1 million for the same periods of the prior fiscal year. Loans sold during the three and nine month periods ended March 31, 1999 were $97.2 and $267.1 million compared to $64.0 and $212.6 million during the same periods of the prior fiscal year. The increase in the Company's net gain on sale of financing transactions was partially due to better and more efficient executions, lower transaction costs, and higher yields associated with the portfolios of acquired companies, offset during the quarter ended December 31, 1998 by $1.2 million of costs associated with the Company's hedging activity.

Selling, general and administrative expenses for the third quarter ended March 31, 1999 increased by 79.0% to $8.2 million from $4.6 million for the same quarter of the prior fiscal year. For the nine months ended March 31, 1999 selling, general, and administrative expenses increased by 75.1% to $22.9 million from $13.1 million for the same prior year period. The increase in the Company's selling, general and administrative expenses was primarily related to the acquisition of Affiliated Capital, the expansion of the Company's other new domestic and international businesses, and the Company's 33.5% growth in managed net financed assets.

The provision for possible losses on receivables was $1.5 and $4.6 million for the three and nine month periods ended March 31, 1999 as compared to $1.5 and $3.9 million for the three and nine month periods ended March 31, 1998. On a quarterly basis, the Company evaluates the collectibility of its receivables and records a provision for amounts deemed uncollectible. In the opinion of management, the allowance is adequate based on current trends in the Company's delinquencies and losses.

Earnings before minority interest, equity in net loss of investees, and provision for income taxes increased 58.2% and 61.0% to $8.7 and $25.1 million for the three and nine month periods ended March 31, 1999 compared to $5.5 and $15.6 million for the same periods ended March 31, 1998. Net earnings increased 46.9% and 59.5% to $4.9 and $14.3 million from $3.4 and $9.0 million in comparing the three and nine month periods ended March 31, 1999 to the same periods ended March 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Diluted earnings per share increased 22.2% and 28.4% to $0.33 and $0.95 from $0.27 and $0.74 when comparing the three and nine month periods ended March 31, 1999 to March 31, 1998. The increase in diluted earnings per share resulted from an increase in the Company's net earnings, partially offset by the issuance of 0.3 million shares in October 1997 and 2.6 million shares in May 1998.


Financial Condition

Total shareholders' equity increased $13.9 million to $186.2 million at March 31, 1999 from $172.3 million at June 30, 1998. The increase primarily was due to net earnings of $14.3 million.

The Company believes that its present warehouse and permanent funding sources are sufficient to fund the Company's current needs for its equipment and medical receivables financing businesses.

At March 31, 1999, the Company had available an aggregate of $521.3 million in warehouse facilities of which $228.7 million was utilized.

Through March 31, 1999, the Company has completed 22 securitizations or other structured finance transactions for medical equipment and medical receivables financings totaling approximately $1.9 billion, consisting of public debt issues totaling $0.4 billion and private placements of debt and whole loan sales totaling $1.5 billion. The Company expects for the foreseeable future to continue to use securitization, on both a public and private basis, as its principal means to permanently fund its loans.


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

The Company began a formal Year 2000 project in December 1997 with the formation of the Year 2000 Committee, chaired by its senior information technology manager. The Committee has members from various business units and departments within the organization and provides status reports periodically to senior management and directors. The first task for the Committee was to formulate a plan for addressing the Year 2000 problem. The Committee selected a five-phase approach, which is outlined below.

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

Phase 3 - Remediation

All non-compliant software packages have been upgraded.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Phase 4 - Testing

Although DVI's systems vendors have certified their products as Year 2000 compliant, the next phase requires that the Company thoroughly test these certifications in their own environment. DVI recognizes that their vendors test and certify products in an isolated, laboratory environment, which does not account for the unique mix of hardware and software in customer locations. In-house testing is the only way to verify that DVI's current systems will be compliant next year. Testing methodologies and internal testing of critical systems will be completed by the second quarter of calendar 1999.

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

                  27. Financial Data Schedule




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



Date:  May 11, 1999