Form 10-K405
period 1999-06-30
DVI INC
filed 1999-09-10
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
          to                  .                                ----------------
             -----------------
                         Commission file Number 0-16271

                                    DVI, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       22-2722773
(State or other jurisdiction of incorporation                 (I.R.S.  Employer
               or organization)                              Identification No.)

              500 HYDE PARK
        DOYLESTOWN, PENNSYLVANIA                                    18901
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   (215) 345-6600

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each Exchange
          Title of Each Class                           on which Registered
---------------------------------------            -----------------------------
COMMON STOCK, PAR VALUE $.005 PER SHARE            NEW YORK STOCK EXCHANGE, INC.

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

Yes  X   No
    ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   Yes  X   No
                                   ---     ---

         The aggregate market value of the Registrant's Common Stock (its only voting stock) held by nonaffiliates of the Registrant as of July 31, 1999 was approximately $140,145,906 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on that date. (Reference is made to Page 16 herein for a statement of the assumptions upon which this calculation is based.)

         As of July 31, 1999, the Registrant had 14,173,608 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

In this discussion, the terms "DVI", the "Company", "we", "us" and "our" refer to DVI, Inc. and its subsidiaries, except where it is made clear that such terms mean only DVI, Inc. or an individual subsidiary.

DVI conducts its business principally through two operating subsidiaries, DVI Financial Services Inc., referred to as "DVI Financial Services" and DVI Business Credit Corporation, referred to as "DVI Business Credit". We conduct securitizations through special-purpose subsidiaries. We also conduct other structured financings through limited-purpose subsidiaries or through our operating subsidiaries. The borrowers under our various warehouse credit facilities are DVI Financial Services or DVI Business Credit.

OVERVIEW

We are an independent specialty finance company that provides asset-backed financing to healthcare service providers. Our core businesses are medical equipment finance and medical receivables finance. We provide these services principally in the U.S., Latin America, Europe, the U.K., Asia and Australia. We also provide interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services and asset-backed financing for emerging growth companies. As of June 30, 1999, our total assets and shareholders' equity were $1.1 billion and $191.6 million, respectively.

We principally serve the financing needs of middle-market healthcare service providers, such as outpatient healthcare providers, medical imaging centers, physician group practices, integrated healthcare delivery networks and hospitals. Many of our customers are growing entrepreneurial companies that have capitalized on trends affecting the healthcare delivery systems in the U.S. and other countries to build their businesses. These trends include:

-        Significant growth in the level of healthcare expenditures worldwide;

- Dramatic efforts by governmental and market forces to reduce healthcare delivery costs and increase efficiency;

-        Favorable demographic and public policy trends worldwide;

- Growth, consolidation and restructuring of healthcare service providers and

- Advances in medical technologies that have increased the demand for healthcare services and the need for sophisticated medical diagnostic and treatment equipment.

As a result of these trends, our business has grown substantially. From June 30, 1995 to June 30, 1999, our managed net financed assets portfolio increased 236% to approximately $1.7 billion from $494.9 million.

MEDICAL EQUIPMENT FINANCE

Our medical equipment finance business, which had managed net financed assets of $1.5 billion and total revenues of $80.1 million as of June 30, 1999, operates by:

- Providing financing directly to end users of diagnostic imaging and other sophisticated medical equipment;

- Providing financing directly to end users of lower-cost medical devices;

- Providing domestic and international finance programs for vendors of diagnostic and other sophisticated medical equipment and

- To a lesser extent, purchasing medical equipment contracts originated by regional leasing companies through a wholesale contract origination program.

Our typical equipment contracts for diagnostic, patient treatment and other sophisticated medical equipment (originated both domestically and internationally) range from $200,000 to $3.0 million while equipment contracts for lower cost medical devices range from $5,000 to $200,000. Virtually all of our equipment contracts are structured so that the full cost of the equipment and all financing costs are repaid during the financing term, which is typically five years. Because most of our equipment contracts are structured as notes secured by equipment or direct financing leases with a bargain purchase option, our exposure to residual asset value is limited. Our residual asset value was $27.8 million at June 30, 1999.

For accounting purposes, we classify the equipment contracts we originate as:

-        Notes secured by equipment,

-        Direct financing leases or

-        Operating leases.

Generally, in transactions where notes are secured by equipment and direct financing leases, the obligor has substantially all of the benefits and risks of ownership of the equipment. Operating leases provide for the rental of the asset. The different classifications can result in accounting treatments that provide substantially different income and costs during the transaction term. Direct financing leases and notes secured by equipment are reflected on our balance sheet as "investment in direct financing leases and notes secured by equipment or medical receivables." For statement of operations purposes, those transactions result in amortization of finance income over the transaction term in the amounts computed using the interest method.

We enter into two types of direct financing lease transactions, which are referred to as "conditional sales agreements" and "fair market value transactions." Conditional sales agreements and notes secured by equipment represent those transactions in which we retain no residual interest in the underlying equipment. Fair market value transactions are those transactions in which we do retain a residual interest in the equipment. We record this residual interest on our books as an estimate of the financed equipment's projected fair market value at the end of the transaction term. At the inception of notes secured by equipment and direct financing lease fixed payment transactions, "unearned income" represents the amount by which the gross transaction receivables and the estimated residual value (on fair market value transactions) exceed equipment cost. At the inception of notes secured by equipment and direct financing lease variable rate transactions, the beginning receivable balance is equal to the equipment cost only. Variable rate contracts have scheduled principal payments and variable interest payments that are calculated and accrued monthly on the remaining principal balance. The accrued interest on variable rate contracts is reflected on the balance sheet under "Other assets."

Leases and contracts for the rental of equipment that do not meet the criteria of direct financing leases are accounted for as operating leases. We record equipment under an operating lease or a rental contract on the balance sheet at our cost under the caption of "equipment on operating leases" and depreciate this equipment on a straight-line basis over its estimated useful life.

Notes secured by equipment and direct financing lease transactions are all "net" transactions under which the obligor must make all scheduled payments, maintain the equipment, insure the equipment against casualty loss and pay all equipment-related taxes. In fair market value transactions, at the end of the initial financing term, the obligor has the option to purchase the equipment for its fair market value, extend the financing term under renegotiated payments or return the equipment to us. If the equipment is returned to us, we must sell or lease the equipment to another user.

In transactions that we permanently fund through securitization or other structured finance transactions which we treat as debt, income is deferred and recognized using the interest method over the respective term of the transactions. If an obligor under a transaction defaults, we may not receive all or a portion of the unamortized income associated with the transaction.

For those securitizations that are treated as sales, we retain the obligation to service the individual contracts although they are removed from our balance sheet at the time of sale. We are compensated for these services under contractual terms, which include our receipt of a servicing fee, late charges and ancillary revenue that we believe would more than adequately compensate a substitute servicer. Under the terms of Statement of Financial Accounting Standards ("SFAS") No. 125, we will recognize as a servicing asset the excess of that compensation over amounts that would otherwise be required by the marketplace to perform this specific type of servicing for securitizations consummated after July 1, 1999.

We have traditionally focused our financing activities on the domestic outpatient diagnostic and treatment services sector of the healthcare industry. This sector typically consists of radiologists and other diagnostic service providers who were among the first in the domestic healthcare industry to move away from the hospital setting toward outpatient treatment centers. We expect the range of outpatient services we finance to expand and intend to focus on the equipment used and medical receivables generated as a result of that expansion.

In recent years, we have expanded our international business significantly. Internationally, we finance the purchase of diagnostic imaging and other sophisticated medical equipment by private clinics, diagnostic centers and hospitals. Our international business is focused on providing finance programs for equipment manufacturers doing business in Latin America, Europe, the U.K., Asia and Australia. We believe our presence in these regions enhances our relationships with certain medical equipment manufacturers and permits us to capitalize on the growing international markets for medical equipment financing. We view continued expansion of our relationships with medical equipment vendors and manufacturers as an integral component of our growth strategy and intend to continue to expand our medical equipment finance activities outside the U.S. At June 30, 1999, our managed portfolio of international equipment contracts was $213.0 million.

MEDICAL RECEIVABLES FINANCE

Our medical receivables financing business, which had managed net financed assets of $186.4 million and total revenues of $23.0 million as of June 30, 1999, generally consists of providing contracts to healthcare providers that are secured by their receivables. Receivables are paid by groups such as insurance companies, governmental programs and other healthcare providers. The interest and fee income generated from these contracts are recognized over the terms of the lines of credit, which are typically one to three years, and are recorded as amortization of finance income and other income. These contracts may also be secured by other types of collateral. Substantially all of these lines of credit are collateralized by third party medical receivables due from Medicare, Medicaid, HMOs, PPOs, commercial insurance companies, self-insured corporations, and, to a limited extent, other healthcare service providers. We generally advance 70% to 85% of our estimate of the net collectible value of the eligible receivables from third party payors. Clients continue to bill and collect the accounts receivable, subject to lockbox collection and sweep arrangements established to our benefit. We conduct due diligence on our potential medical receivables clients for all our financing programs and follow underwriting and credit policies in providing financing to customers. Our credit risk is mitigated by our security interest in all receivables, eligible and ineligible. We also recently acquired a highly sophisticated collateral tracking system that will allow us to improve the monitoring of medical receivables. Our medical receivables contracts are structured as floating rate lines of credit. These lines of credit typically range in size from $500,000 to $15.0 million; however, in certain circumstances commitments ranging from $20.0 million to $40.0 million are also provided.

Medical receivables financing is readily available for many hospitals and for physicians seeking relatively small amounts of funding. However, for outpatient healthcare providers seeking funding in excess of $500,000, the principal sources of financing generally are limited to specialty finance companies or factoring companies that purchase receivables at a discount. We believe the principal reasons for the lack of financing in these areas historically have been the uncertainty of the value of the receivables, the lack of permanent funding vehicles and the potential for fraud due to the difficulty of verifying the performance of healthcare services. More recently, interest in providing financing for this sector has increased as a result of improved understanding of the expected reimbursement levels for healthcare services and the availability of historical performance data on which to base credit decisions. Our strategy in medical receivables financing is to differentiate ourselves from many of our competitors by offering contracts secured by medical receivables rather than factoring those receivables at a discount. We believe that contracts secured by medical receivables are often more attractive to borrowers that generate high-quality medical receivables because those borrowers find that our financing has a lower cost than factoring their receivables.

The following describes the unique risks involved in the medical receivables financing business:

- Healthcare providers may overstate the quality and characteristics of the medical receivables that we analyze in determining the amount of the line of credit to be secured by such receivables. After our determination has been made, healthcare providers could change their billing and collection systems, accounting systems, or patient records in a way that could adversely affect our ability to monitor the quality and/or performance of the related medical receivables.

- There are technical legal issues associated with creating and maintaining perfected security interests in medical receivables, specifically those generated by Medicaid and Medicare claims.

- Payors may make payments directly to healthcare providers that have the effect (intentionally or otherwise) of circumventing our rights in such payments.

- Payors may attempt to offset their payments to us against debts owed to the payors by the healthcare providers.

- As a lender whose position is secured by medical receivables, we are less likely to collect outstanding receivables in the event of a borrower's insolvency than a lender whose position is secured by medical equipment that the borrower needs to operate its business.

- A borrower that defaults on obligations secured by medical receivables may require additional contracts (or modifications to the terms of existing contracts) in order to continue operations and repay outstanding contracts.

- A conflict of interest may arise when we act as servicer for an equipment-based securitization and originate medical receivables contracts to borrowers whose equipment contracts have been securitized.

- The fact that the use of structured finance transactions to fund medical receivables is a relatively new process may impair our efforts to develop suitable sources of funding.

ADDITIONAL FINANCING SERVICES

Management believes that the long-term and assisted care markets and emerging growth companies have been underserved by traditional financing sources and that many firms have both a need for and the creditworthiness to support working capital financing. In November 1997, we established DVI Merchant Funding, a division of DVI Financial Services and acquired Third Coast Capital in June 1998 to serve these markets and companies. Through DVI Merchant Funding we provide interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to our customers operating in the long-term care, assisted care and specialized hospital markets. Through Third Coast Capital, we provide asset-backed financing, including lease lines of credit, to emerging growth companies. The services that are provided by these newly acquired companies have not yet achieved their full potential. For segment reporting purposes they are included under "corporate and all other" (see Item 8, Note 18 for more information on segment reporting).

INCOME CLASSIFICATIONS

We classify income under the categories of:

- "Amortization of finance income", which consists of the interest component of scheduled payments on notes secured by equipment, medical receivables and direct financing leases (this income is calculated using the interest method whereby the income is reported at a level rate of return on the net investments over its term);

- "Other income", which consists primarily of medical receivables fees, consulting and advisory fees, servicing fees, late charges, amounts received upon exercise of warrants issued by other companies, and contract fees and penalties (see Item 8, Note 6 for a summary of other income) and

- "Net gain on sale of financing transactions", in which gains are recognized when we permanently fund transactions through off-balance sheet securitizations or other contract sales.

BUSINESS STRATEGY

Our goal is to be the leading provider of asset-backed financing services to growing segments of the healthcare industry and to be the primary source for all of the financing needs of our customers. The principal components that we believe will enable us to attain this goal include:

- GENERATING ADDITIONAL FINANCING OPPORTUNITIES WITH EQUIPMENT MANUFACTURERS AND THEIR CUSTOMERS IN DOMESTIC AND INTERNATIONAL MARKETS. We view continued expansion of our relationships with medical equipment manufacturers as an integral component of our growth strategy. We intend, to the extent appropriate in pursuit of that objective, to continue to expand our medical equipment finance activities outside the U.S. We have formed international joint ventures or established branch offices or subsidiaries in Latin America, Europe, the U.K., Asia and Australia that provide medical equipment financing in these regions to strengthen our relationships with certain manufacturers of medical equipment and to capitalize on the growing international markets for medical equipment financing. We believe that by helping manufacturers to finance their customers' equipment purchases outside the U.S., we will encourage those manufacturers to increase the finance opportunities they refer to us within the U.S.

- CONTINUING TO EXPAND OUR MEDICAL RECEIVABLES FINANCING BUSINESS. We intend to further expand our medical receivables financing business by generating financing opportunities through our existing medical equipment financing customer base, particularly from those customers that are expanding to provide additional healthcare services as well as through providers who do not finance significant amounts of medical equipment. We intend to maintain a strategy of differentiating ourselves from many of our competitors by continuing to offer contracts secured by medical receivables rather than factoring those receivables at a discount.

- EXPANDING OUR PRESENCE IN THE LOWER-COST MEDICAL DEVICES MARKET. We are seeking to use our reputation as a medical equipment financing specialist and our ability to finance a wide range of healthcare providers to establish a presence in the relatively more competitive market for financing lower-cost medical equipment. This market includes diagnostic and patient treatment devices. As part of this strategy, in September 1998, we acquired substantially all the assets and retained 39 employees of a 15-year old "small ticket" medical equipment financing business, referred to as DVI Strategic Partner Group ("DVI SPG"), formerly known as Affiliated Capital. This business will serve as a platform for the expansion of our vendor sales program into this market. During the nine months ended June 30, 1999, contracts originated by this acquired business were $37.4 million.

- OFFERING FEE-BASED FINANCING SERVICES TO HEALTHCARE PROVIDERS. Our goal is to become the primary source for all of the financing needs of our customers. To this end, we have expanded the financial services we offer to our customers to include, among other things, real estate financing and funding to finance healthcare-related acquisitions. We intend to continue to introduce new financing products to service the needs of our customers and to leverage our existing expertise in the healthcare markets to become the preferred provider of healthcare-related finance within our chosen segments of the healthcare markets.

- ACQUIRING SPECIALTY BUSINESSES. Growth through acquisitions of specialty businesses that fit within our existing operations and long-term business strategy will allow us to expand into other segments of the healthcare industry. During the last two years, we acquired a small healthcare merchant funding operation, a provider of asset-backed financing for emerging growth companies, a "small ticket" medical equipment financing business and a custom software design firm that provides software and services to the healthcare industry. We have integrated these activities with our financing services offered to the healthcare industry. Through these acquisitions, we intend to expand significantly our presence in new markets.

SALES AND MARKETING

We generate most of our financing opportunities from two sources:

- Medical equipment manufacturers that use third parties to finance the sale of their products and

- Healthcare providers with whom our sales organization has relationships.

Generally, medical equipment manufacturers refer customers to us for financing because they believe we have the ability to understand and measure the creditworthiness of the customer's business and to provide the financing necessary for the completion of the equipment sale.

We have established a close working relationship, both domestically and internationally, with major manufacturers of diagnostic imaging equipment by meeting their needs to arrange financing for the higher-cost equipment they sell to healthcare providers. Because of some of these relationships with medical equipment manufacturers, especially those targeting the international markets, we have formed joint ventures or subsidiaries to provide medical equipment financing to the customers of the manufacturers in the international market. We currently have joint ventures, branch offices or subsidiaries in Latin America, Europe, the U.K., Asia and Australia. We believe that these relationships give us a competitive advantage over other providers of medical equipment financing.

Our target market for the medical receivables lines of credit we originate includes "middle market" healthcare companies and providers with annual revenues between $10.0 and $125.0 million. By definition, this sector of the marketplace precludes both start-up healthcare companies as well as extremely mature or rated medical organizations that can obtain traditional bank financing. This sector has been one that most traditional financing sources have avoided due to the payor complexity and specialization required. "Middle market" companies and providers that comprise our target market include the following:

- Specialty outpatient clinics, including imaging centers, surgery centers, oncology centers, and medical laboratories;

- Hospitals, including acute care and sub-acute facilities, and community and specialty hospitals;

- Health service companies, including home healthcare, nursing homes, skilled nursing, physical and occupational therapy, pharmacy, infusion, and specialty treatment centers and

- Medical practitioners, including medical groups, individual physicians with large practices and management service organizations.

Our sales and sales management staff consists of 50 healthcare finance specialists located in various parts of the world. These individuals generally have a finance industry and/or medical equipment background. We generally locate sales personnel in geographic areas where they have knowledge of the local market. We believe that sales personnel who understand local economic and political trends are a valuable component of our credit underwriting process.

CREDIT UNDERWRITING

We believe that the credit underwriting process used in originating contracts is effective in managing our risk. The overall credit underwriting process follows detailed guidelines and procedures and reflects our significant experience in evaluating the creditworthiness of potential borrowers. The guidelines use those attributes that are most relevant among different customer types within our targeted markets.

We have historically focused most of our efforts on the non-hospital sector of the healthcare marketplace, which requires rigorous credit analysis and structuring discipline. Our underwriting expertise enables us to require specific working capital and net worth requirements and specify the amount and form of any credit enhancement and/or financial support (such as cash collateral, letters of credit, guarantees, or fee subordination). The credit analysis process is generally simpler when borrowers exhibit greater financial strength and have audited financial statements.

In medical receivables lending, we conduct collateral and receivables underwriting in addition to credit underwriting. Our due diligence staff performs on-site testing to confirm that billing and collections systems, accounting systems and patient records are adequately maintained and comply with our lending policies. A large portion of the analysis consists of a review of receivables quality through the appropriate testing of cash receipts and cash applications on a sample basis. Payor types, collection history and age of receivables are analyzed.

Due to the large size of our transactions, each one is analyzed and reviewed on its own merits. Pursuant to our Company policy, the Director of Credit for DVI Financial Services has approval authority for all transactions up to $500,000. The Vice President of Credit for DVI Financial Services has approval authority for all transactions up to $750,000. The Chief Credit Officer - USA and the Chief Credit Officer of DVI, with the agreement of any other member of the credit committee, has approval authority up to $1.0 million. The credit committee has approval authority for all transactions greater than $1.0 million. Credit committee approval must also be given each time a customer's aggregate exposure exceeds an increment of $3.0 million.

Because of the relatively small size of the medical equipment contracts generated through DVI SPG, the underwriting criteria are significantly different from those we typically use. DVI SPG's applications from obligors are analyzed for approval based upon a combination of the applicant's financial condition and credit score (for applicants who are individuals), which is obtained from a national credit reporting organization. Applications are filed with the credit department and screened for repeat customers, in which case the previous file, credit and payment history are also analyzed. Based on such information, an individual credit analyst assigns a status to the application (approved, declined, request for further information or change in acceptable terms). If the application is approved and the conditions and requirements of approval are met, an account manager or sales support representative processes the file and issues a signed purchase order. The account is then reviewed for completion of all requirements and signed for authorization to book the transaction. In general, DVI SPG completes UCC filings on all transactions where the cost of the equipment exceeds $20,000.

DVI SPG has established specific credit guidelines for hospitals, group practices and sole practitioners that generally require obligors to:

- Be in business for a certain period of time, usually from one to two years;

- Provide financial statements, corporate resolutions and the appropriate purchase documents;

-        Provide personal guarantees under certain circumstances;

-        Provide proof of medical license and

- Meet the credit report score requirements of independent scoring services.

DVI SPG has imposed other requirements in certain circumstances and may consider an obligor's medical specialty in evaluating creditworthiness. DVI SPG may allow exceptions to the foregoing requirements as warranted, in which event, the approval of two credit officers is required.

CREDIT EXPERIENCE

The following table sets forth certain information with respect to delinquencies for our contracts for the periods indicated:

                                                                                       AS OF JUNE 30,
                                                       -----------------------------------------------------------------------------
                  (IN MILLIONS OF DOLLARS)                     1999                        1998                         1997
                  -------------------------------      ---------------------       ---------------------       ---------------------
                                                          $            %(2)           $            %(2)           $            %(2)
                                                       -------       -------       -------       -------       -------       -------
                  Managed net financed assets ...      1,661.8            --       1,223.0            --         925.8            --
                  Delinquencies (1)
                  31 - 60 days ..................         14.9           0.9          24.6           2.0           3.8           0.4
                  61 - 90 days ..................          8.8           0.5          15.9           1.3          12.1           1.3
                  91+ days ......................         59.1           3.6          44.0           3.6          17.3           1.9
                                                       -------       -------       -------       -------       -------       -------
                      Total delinquencies .......         82.8           5.0          84.5           6.9          33.2           3.6
                                                       =======       =======       =======       =======       =======       =======


         ----------

         (1) Under the relevant agreements, our obligors generally are considered in default if payment on a contract has not been received when due. Information presented does not include obligations that are overdue by less than 30 days.

         (2) Delinquencies as a percentage of managed net financed assets. Delinquencies reflect the remaining outstanding balance on delinquent contracts.

Ultimately, we expect the borrowers to own all of the equipment financed. Our experience has been that in instances of delinquency, the market value of the equipment generally has been sufficient to allow for the restructuring of contracts without any significant adjustments to the manner in which we record such contracts. We have also exercised our right to bring in new management to operate centers that have defaulted on their contracts.

The following table sets forth information with respect to losses for our contracts for the periods indicated:

                                                                                                 YEAR ENDED JUNE 30,
                                                                                   ----------------------------------------------
         (IN THOUSANDS OF DOLLARS)                                                    1999              1998              1997
         ------------------------------------------------------------------------------------------------------------------------
         Net charge-offs ...................................................       $    5,345        $    1,635        $      436
         Average net financed assets (1) ...................................          916,528           679,553           530,677
         Average managed net financed assets (1) ...........................        1,437,597         1,064,663           771,743
         Net charge-offs as a percentage of average net financed assets ....             0.58%             0.24%             0.08%
         Net charge-offs as a percentage of average managed net financed
              assets .......................................................             0.37%             0.15%             0.06%


         ----------

         (1) Presentation of average amounts for 1997 through 1999 is based on averages of monthly period balances.


The increase in net charge-offs during fiscal 1999 is the result of a charge-off due to a bankruptcy filing by Allegheny Health Education and Research Foundation in the amount of $2.0 million. Small-ticket medical equipment financing charge-offs totaled $1.1 million.

The allowance for losses on receivables (the "allowance") is available to absorb our current estimates of credit losses in our managed portfolio. Each month we compile information on the performance of our portfolio to assess the adequacy of the allowance. Our assessment includes a review of delinquencies, historical loss experience, collateral and the strength of guarantors, and legal options to enforce management changes or sustain legal positions. The assessment includes estimates that may be significantly affected by changes in general economic conditions. We perform detailed analyses for specific obligors to evaluate discrete factors adversely affecting their ability to comply with the terms of their agreements with us. Based on the conclusions of those analyses we make provisions for losses at the end of each fiscal quarter in amounts deemed necessary to maintain an adequate allowance. As these assessments are often influenced by factors outside our control, there is uncertainty inherent in them, making it possible that they could change in the near term. We believe the allowance is adequate to provide for estimated losses. See Item 8, Note 3 for a reconciliation of the allowance for each of the past three years.

Our historical levels of allowances and delinquencies are not necessarily predictive of future results. Various factors, including changes in the way our customers are paid for their services, other developments in the healthcare industry, increasing international activity, general economic conditions, and new technological developments affecting the resale value of equipment we finance, could cause our future allowance and delinquency rates to be different than those experienced historically.

CAPITAL RESOURCES AND FUNDING

We obtain initial funding for most of our equipment contracts through warehouse facilities provided by banks and other financial institutions. Contracts made under these facilities are repaid when we permanently fund our equipment contracts through securitization or other limited-recourse permanent funding programs, including sales. Typically, equipment contracts are held for 30 to 180 days before they are permanently funded.

In addition to the funding provided under our warehouse and permanent funding facilities, our need for capital is affected by four primary factors:

- The level of credit enhancement required under our various warehouse and permanent funding facilities,

- The amount of contracts we hold that do not qualify as eligible collateral under those facilities,

- Growth in overseas markets for which funding resources have not been fully developed and

- Growth in new businesses for which funding resources have not been fully developed.

While these factors tend to reduce our liquidity at times of strong growth in contract origination, they may have the effect of improving our cash flow from operations in the short term if our contract growth were to decline.

The Company's strong growth in contract origination and net financed assets has required substantial amounts of external funding. Through our operating subsidiaries, we finance our equipment and medical receivables on an interim basis with secured credit facilities provided by banks and other financial institutions. These interim "warehouse" facilities are refinanced using asset securitizations, contract sales, and other structured finance techniques that permanently fund most of our equipment and medical receivables contracts. Permanently funded equipment and medical receivables are funded through the life of the respective assets. These permanent financings require us to invest additional capital to fund reserve accounts or to meet the overcollateralization required in the securitizations and sales of our contracts.

Each of our warehouse facilities and permanent funding vehicles requires us to provide equity or a form of recourse credit enhancement to the respective lenders or investors and generally does not permit us to fund general corporate requirements. Therefore, the actual liquidity, or funds available to us to finance our growth, is limited to the cash generated from operations and the available proceeds of equity or debt securities we issue. At times of strong origination growth, our cash flows from operations are insufficient to fund these requirements. As a result, our need to fund during periods of high growth in contract origination necessitates external funding to provide the equity or capital required as recourse credit enhancement to leverage borrowings.

WAREHOUSE FACILITIES

At June 30, 1999, we had an aggregate of $402.0 million available for equipment contract financing under various warehouse facilities of which we had borrowed an aggregate of $204.0 million, net of unamortized capitalized costs. These facilities are provided by a syndicate of banks that participate in a revolving credit arrangement and by investment banking firms that we use for securitizations. The contracts made under these bank warehouse facilities (i) bear interest at floating rates; (ii) are full recourse obligations of the Company; and (iii) typically advance an amount equal to approximately 95% of the cost of the underlying equipment. Contracts made under these facilities typically are repaid with the proceeds of advances made under securitization facilities. Those advances in turn are typically repaid with proceeds from permanent fundings. Contracts funded under securitization facilities cease to be eligible collateral if they are not funded within a specified period. The amount advanced under the securitization facilities is 92% of the discounted value of the pledged receivables. If we were unable to arrange continued access to acceptable warehouse financing, we would have to curtail our contract origination, which in turn would have a material adverse effect on our financial condition and operations. See Item 8, Note 5 for a summary of our warehouse availability at June 30, 1999.

MEDICAL RECEIVABLES FINANCING

We fund our medical receivables financing business through various sources. We have established a revolving credit agreement with a syndicate of banks to be used to warehouse medical receivables contracts up to $95.0 million. An additional warehouse facility of $25.0 million is available through a bank. We had $65.9 million outstanding (net of unamortized capitalized costs) under these facilities at June 30, 1999. See Item 8, Note 5 for a summary of our warehouse availability at June 30, 1999.

PERMANENT FUNDING PROGRAM

The most important sources of permanent funding for our contracts have been securitization and other forms of structured finance. Securitization is a process in which a pool of contracts is transferred to a special-purpose financing vehicle that issues notes to investors. Principal and interest on these notes are paid from the cash flows produced by the loan pool. The notes are secured by a pledge of the assets or other collateral in the loan pool. In the securitizations we sponsor, contracts funded through securitizations must be credit enhanced to receive an investment grade credit rating. Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated tranche of each individual transaction, a corporate guarantee or an insurance policy. Typically, our securitizations are enhanced through a combination of some or all of these methods. In the equipment securitizations we have sponsored to date, we have been effectively required to furnish credit enhancement equal to the difference between:

-        The total discounted cash flows of the securitization pool and

-        The net proceeds we receive in such a securitization.

The requirement to provide this credit enhancement reduces our liquidity and requires us to obtain additional capital periodically. There can be no assurance that we will be able to obtain additional capital.

In the medical receivables contracts we have sponsored to date, we have furnished credit enhancement through corporate guarantees on the subordinated tranches.

For accounting purposes, our securitizations are treated as either financings (on-balance sheet transactions) or sales (off-balance sheet transactions). In an on-balance sheet transaction, the contracts being securitized remain on our balance sheet as an asset for their originally contracted term. In an off-balance sheet transaction, we remove the contracts from our balance sheet and recognize a gain on the sale of these contracts upon completion of the securitization.

We continually seek to improve the efficiency of our permanent funding techniques by reducing up-front costs and minimizing our cash requirements. We may consider alternative structures, including senior and subordinated tranches, and alternative forms of credit enhancement, such as letters of credit and surety bonds. The transaction expenses of each securitization and other forms of structured financing depend on market conditions, costs of securitization and the availability of credit enhancement options. We expect to continue to use securitization and other forms of structured financing, on both a public and private basis, as our principal source of permanent funding for the foreseeable future.

To be cost efficient, a securitization must cover a relatively large and diverse portfolio of contracts. One of the basic requirements of the credit rating agencies (entities that rate the quality of the notes issued in our securitizations) relates to borrower concentration. This requirement specifies that no single credit (borrower) may constitute a significant portion of the pool of contracts being securitized. Because of this concentration requirement, we generally must accumulate in excess of $75.0 million in contracts for each securitization. The credit rating agencies also have other concentration guidelines such as equipment type, geographic location of the obligors and medical receivables payor concentrations. Our portfolio management software allows us to continually monitor borrower concentrations, as well as other concentrations dealt with in the agency guidelines. These requirements mean that not all of the contracts held in our warehouse facilities at any point in time can be placed in one securitization.

The securitization of our equipment contracts are often structured as sales and resulted in gains totaling $29.8 million, $21.0 million, and $14.0 million in each of the past three years. We find distinct advantages to this structure over the on-balance sheet structure that does not result in a gain and, subject to the continuing availability of the sale structure, intend to use it in future years. Further, during fiscal year 1999 we explored ways to use this structure in international markets and continue to pursue its use in the medical receivables market. The principal advantage of this structure is that it accelerates the recognition of revenue that would otherwise be recognized over the term of the underlying contracts. This acceleration of revenue, in turn, increases our capital base, increasing the amount of funds that we can borrow. The greater borrowings can be used to acquire greater amounts of earning assets, which promotes our growth and profitability.

If, for any reason, we were to become unable to access the securitization market to permanently fund our equipment and medical receivables contracts, the consequences would be materially adverse. Our ability to complete securitizations and other structured finance transactions depends upon a number of factors, including:

-        The general conditions in the credit markets,

- The size and liquidity of the market for the types of receivable-backed securities we issue or place in securitizations and

-        The overall financial performance of our contract portfolio.

We do not have binding commitments for permanent funding, through either securitization or contract sales. We have non-binding agreements with investment banking entities to fund future contracts through securitization. While we expect to be able to continue to obtain the permanent funding we require for our equipment and medical receivables financing businesses, we can not give any assurance that we will be able to do so. If, for any reason, any of these types of funding were unavailable in the amounts and on terms deemed reasonable by us, our equipment and medical receivables financing activities would be adversely affected. We believe that our present warehouse and permanent funding sources are sufficient to fund our current needs for our equipment and medical receivables financing businesses.

CREDIT RISK

Many of our customers are outpatient healthcare providers. Contracts to such customers require a high degree of credit analysis. In addition, we have entered the long-term care and assisted care submarkets and recently have begun to provide asset-backed financing for emerging growth companies and subordinated debt financing to our traditional client base, all of which require different types of credit analysis. Although we try to reduce our risk of default and credit losses through our underwriting practices, contract servicing procedures and the use of various forms of non-recourse or limited-recourse financing (in which the financing sources that permanently fund our equipment and other contracts assume all or some of the risk of default by our customers), we remain exposed to potential losses resulting from a default by a customer. Customer defaults could result in:

-        Requiring us to make certain payments under our warehouse facilities,

- Requiring us to make payments to the extent of our remaining credit enhancement position under our permanent equipment and other funding arrangements,

- The loss of the cash or other collateral pledged as credit enhancement or

- The loss of any remaining interest we may have kept in the underlying equipment.

During the period of time that occurs between the initial funding of a contract to the funding of the contract on a permanent basis, we are exposed to full recourse liability in case of default by the borrower. While we have typically been able to permanently fund our equipment and other contracts, we may not be able to permanently fund many of the contracts in our international portfolio. We are currently in the process of securing permanent funding for our international portfolio and we are exploring opportunities to permanently fund our other financing services. Consequently, we may be subject to credit risk for a longer period. In some cases, this risk will extend over the life of the contracts. In addition, the terms of securitizations and other types of structured finance transactions generally require us to replace or repurchase equipment and other contracts in the event they fail to conform to the representations and warranties made by us, even in transactions otherwise designated as non-recourse or limited recourse.

Defaults by our customers could also adversely affect our ability to obtain additional financing in the future, including our ability to use securitization or other forms of structured finance. The sources of such permanent funding take into account the credit performance of the equipment and other contracts we previously financed in deciding whether and on what terms to make new contracts. In addition, the credit rating agencies often involved in securitizations consider prior credit performance in determining the rating to be given to the securities issued in the securitizations that we sponsor.

Under our wholesale origination program, we purchase equipment contracts from originators that generally do not have direct access to the securitization market as a source of permanent funding for their contracts. We do not work directly with the borrowers at the origination of these equipment contracts and therefore are not directly involved in structuring the credits. Consequently, we must independently verify credit information supplied by the originator. Accordingly, we face a somewhat higher degree of risk when we acquire contracts under the wholesale origination program. During the years ended June 30, 1999 and 1998, contracts purchased under the wholesale program constituted 12.0% and 13.7%, respectively, of the total domestic contracts originated during such periods. We can not give any assurance that we will be able to avoid the credit risks related to wholesale contract origination.

In June 1999, we purchased $75.0 million of transfer and convertibility risk insurance from the Multilateral Investment Guarantee Agency ("MIGA"), a division of the World Bank. This program will be used by MSF Holding Ltd., our 59%-owned joint venture business in South America, to cover the risks associated with transferring payments out of Brazil. The MIGA guarantee program will eliminate certain capital allocations for lenders and assist DVI in obtaining favorable agency credit ratings needed for bank funding and sales of assets to investors through securitization.

In the past few years, we originated a significantly greater number of equipment, medical receivables and other contracts than we did previously. Because of this growth, our managed net financed asset portfolio grew from $494.9 million at June 30, 1995 to $1.7 billion at June 30, 1999. In light of this growth, the historical performance of our contract portfolio, including rates of credit loss, may not be useful in predicting future contract portfolio performance. Any credit or other problems associated with the large number of equipment and other contracts recently originated are not yet apparent.

Since November 1997, we have provided interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to the healthcare industry. More recently, we have also begun to offer asset-backed financing to emerging growth companies. We had not provided these products and services previously. We can not give any assurance that we will be able to market these new products and services successfully or at all, or that if we are successful in marketing these products and services that their returns will be consistent with our historical financial results.

COMPETITION

The business of financing medical equipment is highly competitive. We compete with equipment manufacturers that finance sales of their own equipment, finance subsidiaries of national and regional commercial banks, and equipment leasing and financing companies. Many of our competitors have significantly greater financial and marketing resources than we do. In addition, the competition in the new markets we have recently targeted, specifically the medical device financing market and medical receivables financing market, may be greater than the levels of competition historically experienced by us.

We believe that a decrease in the number of competitors in the higher cost medical equipment financing market, combined with our high level of focus and experience in this market, resulted in increased equipment contract origination during the past few years. We can not give any assurance that new competitive providers of financing will not enter the medical equipment financing market in the future. To meet our long-term growth objectives, we must increase our presence in our targeted markets for lower-cost medical devices and medical receivables financing businesses. To achieve this goal we may be required to reduce our margins to be competitive.

YEAR 2000 CONCERNS

The Year 2000 issue deals with electronic systems that were designed with a two-digit representation of the year. When calendar dates do not include the first two digits of the year, systems have "understood" that prefix to be "19". Elsewhere, some computer systems that project calculations into the future have already begun to malfunction, generating errors based upon next year being regarded as 1900 by the system, instead of 2000. These problems will affect even more systems worldwide, including hardware, when the current date becomes 2000.

If the systems and products we use are not properly equipped to identify and recognize the Year 2000, our systems could fail or create erroneous results. We could be temporarily unable to process transactions, originate loans or leases, service third party contracts, and engage in other normal business activities. Under these circumstances, the Year 2000 problem could have a material adverse effect on our products, services, operations and financial results.

We believe that the Year 2000 issue will not pose any significant operational problems to our internal systems and will not have a material adverse effect on our future financial condition, liquidity or results of operations during calendar year 1999 and in future periods. See Item 7 for additional information on our Year 2000 readiness.

GOVERNMENT REGULATION

Although most states do not regulate the equipment financing business, certain states do require the licensing of lenders and financiers by requiring adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Some states pose limitations on interest rates and other charges. In addition, federal, state, local and international authorities regulate the operation of certain types of diagnostic imaging and patient treatment equipment. For example, a shared service provider or healthcare provider using the equipment that we finance may be required to obtain and maintain approvals from governmental authorities in order to service other healthcare providers with whom we have entered into service agreements. Failure by our customers to comply with these requirements could adversely affect their ability to meet their obligations to us. Our customers could be adversely affected by changes in regulations that limit or prohibit the referral of patients by physicians who have invested in healthcare facilities that we finance.

EMPLOYEES

As of June 30, 1999, the Company had 283 full-time employees consisting of:

-         7 executive officers,

-        50 sales and sales management personnel,

-        90 documentation and credit personnel,

-        51 accounting and treasury personnel and

-        85 other administrative and technical personnel.

None of our employees is covered by a collective bargaining agreement, and management believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

The Company leases all of its office buildings. Our principal executive offices are located in Doylestown, Pennsylvania. We lease an aggregate of approximately 87,524 square feet of office space worldwide. We are currently negotiating the lease of a new, larger principal office of approximately 60,000 square feet located a few miles from our current principal office. Construction is scheduled to be completed by April 2000, and we anticipate commencing the lease in May 2000.

We own a 1,553 square-foot residential property located in Jamison, PA for use by those visiting our principal office on company business. We also own a 450 square-foot apartment unit in New York City for use by Company officers while conducting business there.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending litigation or legal proceedings, or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 30, 1999, the executive officers of DVI, Inc. were:

NAME                       AGE      POSITION
----                       ---      --------
Michael A. O'Hanlon        52       Director, President and Chief Executive Officer
Steven R. Garfinkel        56       Executive Vice President and Chief Financial Officer
Richard E. Miller          47       Executive Vice President and President, DVI Financial Services Inc.
Anthony J. Turek           56       Executive Vice President and Chief Credit Officer
John P. Boyle              49       Vice President and Chief Accounting Officer
Melvin C. Breaux           58       Vice President, Secretary and General Counsel
Cynthia J. Cohn            40       Vice President and Executive Vice President, DVI Business Credit Corp.


MICHAEL A. O'HANLON is the Company's president and chief executive officer and has served as such since November 1995. Mr. O'Hanlon was president and chief operating officer from September 1994 to November 1995. Mr. O'Hanlon joined the Company in March 1993 and until September 1994 served as executive vice president. Mr. O'Hanlon became a director of the Company in November 1993. Before joining the Company, Mr. O'Hanlon served for nine years as president and chief executive officer of Concord Leasing, Inc., a major source of medical, aircraft, ship and industrial equipment financing. Previously, Mr. O'Hanlon was a senior executive with Pitney Bowes Credit Corporation. Mr. O'Hanlon received his MBA from the University of Connecticut and his Bachelor of Business Administration Degree from the Philadelphia College of Textiles and Science.

STEVEN R. GARFINKEL is an executive vice president of the Company and its chief financial officer. Mr. Garfinkel also serves on the executive committee of the Company. Mr. Garfinkel joined the Company in 1995. His responsibilities include corporate finance, loan funding, balance sheet management, treasury, accounting and financial reporting, internal control, financial and strategic planning, and human resources. Mr. Garfinkel has extensive experience in developing and managing corporate finance relationships, money market funding, derivative hedging, financial planning and management information systems. Prior to joining the Company, Mr. Garfinkel spent twenty-nine years with two large bank holding companies: CoreStates Financial Corp. and First Pennsylvania Corporation. For twenty years, he was either controller or treasurer of those organizations. Mr. Garfinkel received his Master of Business Administration degree from Drexel University, and his Bachelor of Arts degree from Temple University.

RICHARD E. MILLER is an executive vice president of the Company and president of DVI Financial Services Inc. He joined the Company in April 1994. Mr. Miller also serves on the executive committee of the Company. His primary responsibility is to manage operations and the Company's sales organization of financing specialists that interface directly with the Company's customers. Before joining the Company, he served for six years as vice president of sales for Toshiba America Medical Systems, a major manufacturer of medical imaging equipment. Previously, Mr. Miller was national sales manager for Thomsen CGR, a French manufacturer of medical imaging equipment, which was acquired by General Electric Medical Systems. Mr. Miller received his Bachelor of Arts degree from Eastern College.

ANTHONY J. TUREK is an executive vice president and the chief credit officer of the Company. Mr. Turek has served in that capacity since joining the Company in March 1988. Mr. Turek also serves on the executive committee of the Company. Before joining the Company, Mr. Turek was vice president of commercial banking at Continental Illinois National Bank (now a unit of Bank of America) from 1968 to 1988. For the last five years of his tenure at Continental Illinois National Bank, Mr. Turek managed the equipment leasing and transportation divisions. His prior responsibilities included management positions in the special industries, metropolitan and national divisions of Continental Illinois National Bank. Mr. Turek received his Master of Science degree from the University of Missouri and his Bachelor of Science degree from Iowa State University.

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

MELVIN C. BREAUX is general counsel, secretary and a vice president of the Company, as well as general counsel and a vice president of DVI Financial Services Inc. Before joining the Company in July 1995, Mr. Breaux was a partner in the Philadelphia, Pennsylvania law firm of Drinker, Biddle, & Reath for 17 years and an associate of the firm for 8 years. As a member of that firm's banking and finance department, he specialized in secured and unsecured commercial lending transactions, a wide variety of other financing transactions, and the general practice of business law. Mr. Breaux received his Juris Doctorate degree from the University of Pennsylvania School of Law and his Bachelor of Arts degree from Temple University.

CYNTHIA J. COHN has been a vice president of the Company since October 1988 and executive vice president of DVI Business Credit Corporation since January 1994. The Company has employed Ms. Cohn in a sales and management capacity since July 1986. She is responsible for the operating functions of DVI Business Credit Corporation, the Company's medical receivables financing subsidiary. She served as an assistant vice president from July 1987 to October 1988. Prior to joining the Company, Ms. Cohn served as research coordinator for Cantor, Fitzgerald Co., Inc., a stock brokerage firm, from February 1983 to July 1986, where she was responsible for development and coordination of that firm's research product for both institutional and retail clientele. Ms. Cohn received her Bachelor of Arts degree from Ithaca College. Ms. Cohn is the daughter of Gerald L. Cohn, a director of the Company.




For the purposes of calculating the aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates, as shown on the cover page of this report, we assumed that all the outstanding shares were held by nonaffiliates except for the shares owned by directors and executive officers of the Company, by CIBC Trust Company and by the Ronald Baron group. However, we can not be sure that all such persons or entities are, in fact, affiliates of the Registrant, or that there are not other persons who may be deemed to be affiliates of the Registrant. Further information concerning shareholdings of officers, directors and principal shareholders is included in our definitive proxy statement relating to our scheduled October 29, 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The common stock of DVI, Inc. is listed on the New York Stock Exchange. The following table sets forth high and low sales prices per share of common stock as reported on the Composite Tape for the periods indicated:

                                                                         YEAR ENDED JUNE 30,
                                                           ----------------------------------------------
                                                                   1999                      1998
                                                           ----------------------    --------------------
                                                             HIGH         LOW          HIGH         LOW
                                                             ----         ---          ----         ---
                  First Quarter.........................   $ 25 1/4    $ 13 7/16     $ 16 3/4    $ 14 1/8
                  Second Quarter........................     19 5/8       9 1/2        21          16 3/8
                  Third Quarter.........................     18 7/8      12 5/8        27 1/4      18 3/8
                  Fourth Quarter........................     17 5/8      12 1/4        25 1/2      19 3/4


DIVIDEND POLICY

We have not declared or paid any cash dividends since our inception, and we anticipate that any future earnings will be retained for investment in our corporate operations. Any declaration of dividends in the future will be determined in light of a number of factors affecting us at that time, including our earnings, financial condition, capital requirements, level of debt and the terms of any contractual limitations on dividends. Our principal warehouse facility prohibits DVI Financial Services, our principal operating subsidiary, from paying cash dividends. In addition, the agreement with respect to our Senior Notes and 9 1/8% Convertible Subordinated Notes due 2002 places limitations on the payment of dividends by the Company and its subsidiaries.

As of July 29, 1999, there were approximately 4,194 beneficial holders of the Company's common stock.

ITEM 6. SUMMARY CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

(IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                                                                         YEAR ENDED JUNE 30,
                                                                  ----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                        1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------------
Finance and other income ...................................      $103,798      $ 74,355      $ 56,334      $ 49,038      $ 35,985
Interest expense ...........................................        60,850        49,212        38,395        30,489        22,860
Net interest and other income ..............................        42,948        25,143        17,939        18,549        13,125
Selling, general and administrative expenses ...............        31,529        18,493        14,117         9,933         7,891
Provision for losses on receivables ........................         6,301         4,735         2,386         2,325         1,261
Earnings before minority interest, equity in net loss of
     investees, and provision for income taxes .............        34,931        22,892        15,475        14,323         7,015
Net earnings ...............................................        19,668        12,858         8,563         8,165         4,069
Diluted earnings per share .................................      $   1.30      $   1.03      $   0.74      $   0.77      $   0.60
Weighted average number of dilutive shares outstanding .....        15,686        13,246        12,487        11,569         8,352

                                                                                              JUNE 30,
                                                                  ----------------------------------------------------------------
BALANCE SHEET DATA                                                  1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents ..................................      $  5,695      $ 15,192      $  9,187      $  2,391      $  1,963
Restricted cash and cash equivalents .......................        36,744        47,582        26,461        32,550        12,241
Total assets ...............................................     1,080,821       816,920       634,528       560,939       432,876
Borrowings under warehouse facilities ......................       269,923        82,828        44,962       168,108       155,172
Long-term debt, net ........................................       487,073       467,853       435,238       267,568       219,130
Shareholders' equity .......................................       191,647       172,285        95,660        85,302        40,299

The Company has not declared or paid any cash dividends since its inception (see Dividend Policy).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

IMPACT OF FINANCING STRATEGIES ON RESULTS OF OPERATIONS

Our financing strategy is to obtain permanent funding for most of our equipment and medical receivables contracts through securitization and contract sales. When funding contracts through securitization, the issuer generally can structure the securitization so that the funding is treated for accounting purposes either as long-term debt secured by equipment or medical receivables contracts owned by us, or as a sale. The manner in which income arising in those transactions is recognized for financial reporting purposes differs significantly depending on which of the two structures the issuer uses. When we sponsor a securitization structured as debt, we treat the proceeds as long-term debt on our financial statements and report the amortization of finance income on those contracts. When we sell contracts, we recognize the discounted unamortized finance income at the time the funding takes place. However, even in a funding treated as a sale, we may recognize servicing income and interest income on our subordinated interest in the securitization over the remaining term of the equipment contracts sold.

Over the past few years, we have focused our strategy on increasing our market share. We can not give any assurance that our historical growth rate or current profitability can be sustained in the future. Additionally, our expense levels are based in part on our expectations of future financing volumes. We may be unable to adjust our spending in a timely manner to compensate for a decrease in demand for financing of medical equipment and receivables. Accordingly, operating results may be adversely impacted by future fluctuations in such demand. We believe that general economic conditions have not had a material adverse effect on our recent operating results. However, we can not give any assurance that general economic conditions will not have a material adverse effect on us in the future.

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

Total equipment financing contracts originated were $784.6 million in fiscal 1999 compared with $532.9 million in fiscal 1998, an increase of 47.2%. Net financed assets totaled $988.6 million at June 30, 1999, an increase of $260.5 million or 35.8% over the prior year. Not included in net financed assets were the contracts sold but still serviced by us, which increased to $735.3 million as of June 30, 1999 compared to $546.2 million as of June 30, 1998, an increase of 34.6%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $1.7 billion as of June 30, 1999, representing a 35.9% increase over the total as of June 30, 1998.

During fiscal 1999, new commitments of credit in our medical receivables financing business were $144.9 million compared with $183.2 million in fiscal 1998, a decrease of 20.9%. Net medical receivables funded at June 30, 1999 totaled $187.3 million, an increase of $50.0 million or 36.4% over the prior year.

Total finance and other income increased 39.6% to $103.8 million for the year ended June 30, 1999 from $74.4 million in the prior year. Finance income was $83.8 million for the year ended June 30, 1999, or 9.1% of average net financed assets of $916.5 million. This compares to $63.3 million for the 1998 fiscal year, which was 9.3% of that year's average net financed assets of $679.6 million. This 32.3% increase in finance income was largely due to the overall increase in the size of our loan portfolio. Other income increased 81.5% to $20.0 million in fiscal 1999 as compared to $11.0 million in fiscal 1998. Other income consists primarily of medical receivables fees, consulting and advisory fees, servicing fees, late charges, amounts received upon exercise of warrants issued by other companies, and contract fees and penalties. See Item 8, Note 6 for a summary of other income.

Interest expense was $60.9 million for the year ended June 30, 1999, or 6.6% of average net financed assets. This compares to $49.2 million of interest expense for fiscal 1998, which was 7.2% of average net financed assets during that year. Since $69.0 million of average net financed assets in fiscal 1999 were financed by an increase in average shareholders' equity of that amount, the $11.7 million increase in interest expense can be directly attributed to higher levels of debt necessary to finance a larger average portfolio in 1999. The weighted average interest rate on discounted receivables increased to 8.3% for fiscal 1999 compared to 8.0% for fiscal 1998.

The net gain on sale of financing transactions increased 42.1% to $29.8 million for the year ended June 30, 1999, representing 7.9% of the $376.6 million in contracts sold that year. This compares to $21.0 million recognized in fiscal 1998, or 7.2% of the $292.7 million in contracts sold. The increase in gain is principally due to the increased number of contracts sold in fiscal year 1999 and, to a lesser extent, better and more efficient executions and lower transaction costs resulting from larger transactions.

Selling, general and administrative expenses ("SG&A") increased 70.5% to $31.5 million for the year ended June 30, 1999 from $18.5 million for the year ended June 30, 1998. The increase over the prior fiscal year is related primarily to our acquisitions, the development of our medical receivables and international businesses and our 35.0% growth in average managed net financed assets. To support this growth, we increased our personnel to 283 employees from 193 one year earlier. See Item 8, Note 7 for a summary of the major components of SG&A expenses.

The allowance for losses was $12.3 million at June 30, 1999, or 0.74% of our managed portfolio, compared to $10.0 million at the end of the prior year, which represented 0.81% of the managed portfolio at that time. We made provisions for losses on receivables during fiscal 1999 of $6.3 million, compared to $4.7 million in the prior year. The increase in the provision was the result of the recognition of a higher loss than previously anticipated resulting from the bankruptcy filing by Allegheny Health Education and Research Foundation ("Allegheny"). Our net charge-offs for the quarters ended September 30, 1998, December 31, 1998, March 31, 1999, and June 30, 1999 were $0.9 million, $2.8 million, $0.8 million, and $0.8 million, respectively, which represent 7.6%, 26.1%, 6.9%, and 6.9%, respectively, of the quarter-end allowance for losses. The increase in net charge-offs during the second quarter of fiscal 1999 is the result of Allegheny's bankruptcy filing.

Earnings before minority interest, equity in net loss of investees and provision for income taxes increased 52.6% to $34.9 million for the year ended June 30, 1999 compared to $22.9 million a year earlier. Net earnings were $19.7 million or $1.30 per diluted share for the year ended June 30, 1999 as compared to net earnings of $12.9 million or $1.03 per diluted share in the prior year.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

Total equipment financing contracts originated were $532.9 million in fiscal 1998 compared with $401.7 million in fiscal 1997, an increase of 32.7%. Net financed assets totaled $728.1 million at June 30, 1998, an increase of $147.5 million or 25.4% over the prior year. Not included in net financed assets were the contracts sold, but still serviced by us, which increased to $546.2 million as of June 30, 1998 compared to $389.6 million as of June 30, 1997, an increase of 40.2%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $1.2 billion as of June 30, 1998, representing a 32.1% increase over the total as of June 30, 1997.

During fiscal 1998, new commitments of credit in our medical receivables financing business were $183.2 million compared with $101.1 million in fiscal 1997, an increase of 81.2%. Medical receivables funded at June 30, 1998 totaled $137.3 million, an increase of $51.7 million or 60.3% over the prior year.

Total finance and other income increased 32.0% to $74.4 million for the year ended June 30, 1998 from $56.3 million in the prior year. Finance income was $63.3 million for the year ended June 30, 1998, or 9.3% of average net financed assets of $679.6 million. This compares to $49.5 million for the 1997 fiscal year, which was also 9.3% of that year's average net financed assets of $530.7 million. The 27.9% increase was due to the overall increase in the size of our contract portfolio. Other income increased 62.1% to $11.0 million in fiscal 1998 as compared to $6.8 million in fiscal 1997. Other income consists primarily of medical receivables fees, consulting and advisory fees, servicing fees, late charges, amounts received upon exercise of warrants issued by other companies, and contract fees and penalties. See Item 8, Note 6 for a summary of other income.

Interest expense was $49.2 million for the year ended June 30, 1998, or 7.2% of average net financed assets. This compares to $38.4 million of interest expense for fiscal 1997, which was also 7.2% of average net financed assets during that year. The increase in interest expense is a result of the growth of our contract portfolio and growth in international markets. The weighted average interest rate on discounted receivables, the largest component of interest expense, decreased to 8.0% for fiscal 1998 compared to 8.6% for fiscal 1997.

The net gain on sale of financing transactions was $21.0 million for the year ended June 30, 1998, representing 7.2% of the $292.7 million in contracts sold that year. This compares to $14.0 million recognized in fiscal year 1997, or 6.0% of the $233.0 million in contracts sold. The 49.4% increase in gain is due to both an increased number of contracts sold in fiscal year 1998 and more efficient executions and lower transaction costs resulting from larger transactions.

Selling, general and administrative expenses ("SG&A") increased 31.0% to $18.5 million for the year ended June 30, 1998 from $14.1 million for the year ended June 30, 1997. The increase over the prior fiscal year is related primarily to the development of our medical receivables, vendor finance and international businesses and the 38.0% growth in average managed net financed assets. To support this growth, we increased our personnel to 193 employees from 137 one year earlier.

The allowance for losses was $10.0 million at June 30, 1998, or 0.81% of our managed portfolio, compared to $6.0 million at the end of the prior year, which represented 0.65% of the managed portfolio at that time. We made provisions for losses on receivables during fiscal 1998 of $4.7 million, compared to $2.4 million in the prior year. The increase in the provision was due to higher known losses based on our continuing evaluation of delinquencies, historical loss experience, asset valuations, assessment of collateral and legal options.

Our net charge-offs for the quarters ended September 30, 1997, December 31, 1997, March 31, 1998, and June 30, 1998 were $0.4 million, $0.3 million, $0.5 million, and $0.4 million, respectively, which represents 5.5%, 3.5%, 6.4%, and 4.5%, respectively, of the quarter-end allowance for losses.

Earnings before minority interest, equity in net losses of investees and provision for income taxes increased 47.9% to $22.9 million for the year ended June 30, 1998 compared to $15.5 million a year earlier. Net earnings were $12.9 million or $1.03 per diluted share for the year ended June 30, 1998 as compared to net earnings of $8.6 million or $0.74 per diluted share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As a result of the rapid growth of our domestic and international equipment financing businesses, our medical receivables financing business and our new financing services, the amount of warehouse and permanent funding we require has significantly increased. We obtain warehouse funding from commercial and investment banks. These warehouse borrowings are full recourse obligations in which the lender has recourse against the collateral pledged to secure our obligations and against the Company itself upon default. Our permanent funding is obtained principally on a limited recourse basis in which the lender's primary recourse is against the pledged collateral and the lender has only a limited ability to recover directly from us upon default. In the case of limited recourse funding, we retain some risk of loss because we share in any losses incurred, and/or we may forfeit any residual interest in the underlying sold or permanently funded assets if defaults occur.

A substantial portion of our debt represents permanent funding of equipment contracts obtained on a limited recourse basis and is structured so that the cash flows from the underlying contracts service the debt. Most of our warehouse borrowings are used to fund temporarily the equipment and medical receivables contracts. These borrowings are repaid with the proceeds obtained from the permanent funding and cash flows from the underlying transactions.

To meet our requirements for increased warehouse funding, we have expanded our warehouse facilities with banks and have obtained warehouse facilities with investment banking firms we use for our securitizations. To meet our requirement for increased permanent funding, we have enhanced our ability to fund equipment and medical receivables contracts. If suitable sources of both warehouse and permanent funding are not available in the future, our growth will be limited and we may be forced to use less attractive funding sources in order to ensure liquidity.

In addition to the interim and permanent funding referred to above, our continued growth in contract origination and net financed receivables requires substantial amounts of external funding, primarily to fund the reserve account or overcollateralization required by the securitizations and sales of our contracts. These funds essentially provide the credit enhancement for our leveraged investments in our contract portfolios, and typically are obtained through sales of debt or equity securities.

SUMMARY OF CASH FLOWS

Our cash and cash equivalents at June 30, 1999 and June 30, 1998 were $5.7 million and $15.2 million, respectively. The following describes the changes from June 30, 1998 to June 30, 1999 in the items that had the most significant impact on our cash flow during the year ended June 30, 1999.

Our net cash provided by operating activities increased $30.3 million for the year ended June 30, 1999 to $34.2 million from $3.9 million for the year ended June 30, 1998. Restricted cash decreased $10.8 million compared to an increase of $21.1 million in fiscal 1998, a difference of $31.9 million. This is largely due to higher required levels of cash collateral at DVI Business Credit in 1998 because of greater credit concentrations that existed in its securitized portfolios at that time, as well as higher levels of customer cash being processed on the last day of that year. Net earnings adjusted for non-cash items and the gain on sale of financing transactions increased $4.8 million over the prior year. Offsetting these sources of cash was an increase in the amount due from a portfolio sale of $7.8 million.

Our net cash used in investing activities increased $120.8 million for the year ended June 30, 1999 to $244.7 million from $123.9 million in the prior year. The increase over the prior year is attributed mainly to the business acquisition of DVI SPG for approximately $77.5 million. Receivables originated or purchased (net of portfolio receipts) increased $42.3 million, resulting in an overall increase in the size of our contract portfolio. We also made an investment in U.S. Cancer Care for $7.5 million and sold our preferred shares in Diagnostic Imaging Services for $4.5 million.

Our net cash provided by financing activities increased $75.0 million for the year ended June 30, 1999 to $201.0 million from $126.0 million in the prior year. Proceeds from warehouse borrowings, net of repayments, increased $148.7 million. Proceeds from long-term debt borrowings, net of repayments, decreased $14.6 million. The cash provided in fiscal 1998 included proceeds of $57.9 million from the issuance of common stock.

WAREHOUSE FACILITIES

At June 30, 1999 we had available an aggregate of $522.0 million under various warehouse facilities for medical equipment and medical receivables financing, consisting of $344.5 million available for domestic equipment contracts, $57.5 million for international contracts, and $120.0 million for medical receivables contracts. See Item 8, Note 5 for more detail on our warehouse lines of credit.

PERMANENT FUNDING METHODS

We have completed 23 securitizations for medical equipment and medical receivables financings totaling approximately $2.0 billion, consisting of public debt issues totaling $0.4 billion and private placements of debt and contract sales totaling $1.6 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future. If for any reason we were to become unable to access the securitization market to permanently fund our contracts, the consequences for us would be materially adverse.

Our use of securitization significantly affects our need for warehouse facilities and our liquidity and capital requirements due to the amount of time required to assemble a portfolio of contracts to be securitized. When using securitization, we are required to hold contracts in warehouse facilities until a sufficient quantity, generally in excess of $75.0 million, is accumulated in order to attract investor interest and to allow for a cost-effective placement. This increases our exposure to changes in interest rates and temporarily reduces our warehouse facility liquidity. See Item 8, Notes 2 and 16 for discussions about our efforts to manage this exposure through hedging.

We have $320.0 million available under two facilities with the option to sell to each certain equipment contracts. As of June 30, 1999, $286.8 million was sold to these facilities. Our obligations under these facilities include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

In addition, we have investment agreements with two shareholders, IFC and FMO, which provide for the borrowing of $15.0 million and $10.0 million respectively. Borrowings under this loan bear interest at 2.75% over the six-month LIBOR rate, payable semiannually in arrears. Full principal loan repayment is due May 15, 2005. This loan is secured by granting perfected and registered first priority security interest of all lease/loan receivables assigned to IFC and FMO.

The agreements also provide for syndicated borrowings from IFC and FMO, for which we had $13.0 million outstanding at June 30, 1999. Borrowings under this loan bear interest at 3.25% over the six-month LIBOR rate, payable semiannually in arrears. Principal loan repayment commences on November 15, 2000 and is to be paid in full on November 15, 2003. This loan is secured by granting perfected and registered first priority security interest of all lease/loan receivables assigned to IFC and FMO.

As of June 30, 1999, we were in compliance with the financial covenants of these agreements.

DEBT AND EQUITY OFFERINGS

On January 30, 1997, we completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004 ("Senior Notes"). The agreement with respect to the Senior Notes contains, among other things, limitations on our ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits us from incurring additional indebtedness unless certain financial ratio tests are met. Interest on the notes is payable semi-annually on February 1 and August 1 of each year. The Senior Notes will be redeemable at our option in whole or in part at any time on or after February 1, 2002 at specified redemption prices.

On October 30, 1997, we completed a private placement of 300,000 shares of DVI common stock with a group of European financial institutions for which we received net proceeds of $4.9 million.

On April 24, 1998, we registered under the Securities Act of 1933, as amended ("Securities Act"), $500.0 million of common stock, preferred stock, depositary shares, debt securities, and warrants with the Securities and Exchange Commission ("SEC"). The SEC declared the registration statement (Registration No. 333-50895) effective on May 4, 1998.

On May 28, 1998, we issued 2,300,000 shares of common stock through an underwritten public offering. The aggregate price to the public of such shares was $49.3 million and the net proceeds we received were $46.6 million. In addition, on May 28, 1998, we issued 340,000 shares of common stock to certain DVI stockholders. The price to these stockholders and the net proceeds we received for these shares was $6.5 million.

On December 16, 1998, we completed a public offering of $55.0 million principal amount of 9 7/8% Senior Notes due 2004. The agreement with respect to these Senior Notes contains substantially the same terms and limitations as those in the agreement for the $100.0 million Senior Notes issuance of January 30, 1997 discussed above.

On March 22, 1999, we registered under the Securities Act $600.0 million of Asset-Backed Securities issuable in series with the SEC. The SEC declared the registration statement (Registration No. 333-74901) effective on July 12, 1999.

At June 30, 1999, approximately $388.8 million of common stock, preferred stock, depositary shares, debt securities and warrants remained registered and unissued under the Securities Act.

We are using the proceeds from the debt and stock offerings of January 1997, May 1998 and December 1998:

- To fund our growth, including increasing the amount of equipment and medical receivables contracts we can fund;

-        To develop our expanding international operations;

-        For other working capital needs and

-        For general corporate purposes.

We believe that the cash available from our operating, investing and financing activities will be sufficient to fund our current needs for our equipment financing and medical receivables businesses. However, we can not give any assurance in this regard, and we may encounter liquidity problems that could affect our ability to meet such needs while attempting to withstand competitive pressures or adverse economic conditions.

NET FINANCED ASSETS

The following represents a summary of the components of net financed assets:

                                                                                  YEAR ENDED JUNE 30,
                                                                             ----------------------------
                  (IN THOUSANDS OF DOLLARS)                                     1999              1998
                  ---------------------------------------------------------------------------------------
                  Receivables in installments..............................  $  776,705        $  572,679
                  Receivables and notes - related parties..................       2,550             6,563
                  Recourse credit enhancements.............................      62,106            51,883
                  Net notes collateralized by medical receivables..........     187,327           137,316
                  Residual valuation.......................................      27,761            14,287
                  Unearned income..........................................     (84,443)          (69,367)
                  Equipment on operating leases............................      16,570            14,773
                                                                             ----------        ----------
                      Net financed assets..................................  $  988,576        $  728,134
                                                                             ==========        ==========


INCOME TAX ISSUES

Historically, we have deferred a portion of our federal and state income tax liabilities because of our ability to obtain depreciation deductions from transactions structured as fair market value leases. In addition, we have structured all sales of financing transactions since the quarter ended June 30, 1997 as borrowings for tax purposes versus sales for book (GAAP) purposes. Future sales of financing transactions may also be structured in this manner. Additionally, we believe our effective tax rate will increase moderately in future periods as a result of our inability to fully recognize taxes that have been paid in foreign countries for federal tax purposes as well as our inability to currently recognize tax benefits related to losses incurred by start-up foreign operations.

INFLATION

We do not believe that inflation has had a material effect on our operating results during the past three years. We can not give any assurance that our business will not be affected by inflation in the future.

YEAR 2000 CONCERNS

The Year 2000 issue deals with electronic systems that were designed with a two-digit representation of the year. When calendar dates do not include the first two digits of the year, systems have "understood" that prefix to be "19". Elsewhere, some computer systems that project calculations into the future have already begun to malfunction, generating errors based upon next year being regarded as 1900 by the system, instead of 2000. These problems will affect even more systems worldwide, including hardware, when the current date becomes 2000.

If the systems and products we use are not properly equipped to identify and recognize the Year 2000, our systems could fail or create erroneous results. We could be temporarily unable to process transactions, originate contracts, service third party contracts and engage in other normal business activities. Under these circumstances, the Year 2000 problem could have a material adverse effect on our products, services, operations and financial results.

Our medical receivables finance business is dependent on the successful repayment of receivables from third party payors such as Medicare and Medicaid. Although these providers demonstrated Year 2000 compliance before March 31, 1999, we may be unable to collect on our medical receivables in a timely manner, or at all, if third party payors fail to become Year 2000 compliant. This could have a material adverse effect on our medical receivables financing business. We cannot provide any assurance regarding a third party's ability to become Year 2000 compliant.

Like many financial companies, our computer systems have already been working with calculations that project three to five years into the future. While successfully testing systems in a "live" environment has given us some measure of comfort, it is still necessary to perform a full Year 2000 evaluation.

Several other advantages have simplified the Year 2000 project:

1. As a relatively young company, we do not have an investment in non-compliant hardware.

2. All of our critical systems use "off-the-shelf" software. No consultants or staff programmers will be needed to reprogram our systems.

3. We use strong internal controls and standards for technology purchases. Critical systems worldwide are centralized in our United States headquarters, which has allowed us to focus our assessment and remediation efforts on relatively few hardware and software platforms. Adequate internal resources are available to devote to this project.

We began a formal Year 2000 project in December 1997 with the formation of a Year 2000 Committee, chaired by our senior information technology manager. The Committee has members from various business units and departments within the organization, and provides status reports periodically to senior management and Directors. The first task for the Committee was to formulate a plan for addressing the Year 2000 problem. The Committee selected a five-phase approach, which is outlined below.

PHASE 1 - INVENTORY

We performed a worldwide assessment of all devices that may be affected by the Year 2000 problem. We investigated computer hardware, operating systems, applications software, networking systems, telephone systems, building security systems, FAX machines, elevators and other electronic office equipment. This phase was completed in May 1998.

PHASE 2 - ASSESSMENT

Once the Committee had identified the current inventory of systems, they performed an assessment of how critical each system was to the operation of the business, and the potential impact of failure, in order to establish priorities for repair or replacement. To ensure that the Inventory and Assessment phases were thorough, we enlisted outside professionals to help with the assessment.

Vendors for each component provided written certification about their Year 2000 compliance status. When this assessment was completed in June 1998, we had identified three off-the-shelf software packages that would need to be upgraded through maintenance releases. This was the only remediation deemed necessary for all critical and non-critical systems within our worldwide offices.

PHASE 3 - REMEDIATION

All non-compliant software packages have been upgraded.

PHASE 4 - TESTING

Although our systems vendors have certified their products as Year 2000 compliant, the next phase requires that we thoroughly test these certifications in our own environment. We recognize that our vendors test and certify products in an isolated, laboratory environment, which does not account for the unique mix of hardware and software in customer locations.

In-house testing is the only way to verify that our current systems will be compliant next year. Testing began in the beginning of calendar year 1999 and will continue throughout the year.

PHASE 5 - CONTINGENCY PLANNING

We developed contingency plans for all systems deemed critical during the assessment phase. These contingency plans are designed to protect us from business interruptions related to the Year 2000 problem. Many of the critical systems we use may be substituted for a short period of time with manual procedures. Whenever possible, alternate suppliers and vendors have been identified in the event that our current vendors are affected by the Year 2000 problem. In addition to the Year 2000 contingency planning, we maintain and deploy standard plans that address various types of business interruptions. These plans may address the interruption of support provided by third parties resulting from their failure to be Year 2000 compliant.

COSTS

We do not have any investment in "custom" programming that will require extensive reprogramming. Virtually all of the software systems are "off-the-shelf" products which have been developed by outside vendors. For this reason, we do not anticipate the need to hire Year 2000 solutions providers or programmers at this time. The cost of the software upgrades discussed in the remediation phase was included in standard maintenance agreements, and has not required any additional expenses. At this time, we project our direct costs to become Year 2000 compliant to be less than $50,000.

OTHER CONCERNS

We have identified significant relationships that may affect the operation of our business, including vendors, customers, asset management and funding counterparties, and all other third parties. Failure by these entities to become Year 2000 compliant could have a material adverse effect on the Company. There can be no assurances that any of our contingency plans will be sufficient to anticipate all of the problems and issues that may arise.

CONCLUSION

We believe that the Year 2000 issue will not pose any significant operational problems to our internal systems and will not have a material adverse effect on our future financial condition, liquidity or results of operations during calendar year 1999 and in future periods. This section discussing Year 2000 issues contains forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to two primary types of market risk: interest rate risk and foreign currency exchange risk. We actively manage both of these risks.

INTEREST RATE RISK

The majority of our assets and liabilities are financial instruments with fixed and variable rates. Any mismatch between the repricing or maturity characteristics of our assets and liabilities exposes us to interest rate risk when interest rates fluctuate. For example, our equipment loans are structured and permanently funded on a fixed-rate basis, but we use warehouse facilities until the permanent matched funding is obtained. Since funds borrowed through warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise and increase our borrowing costs. In addition, when we originate equipment loans, we base our pricing in part on the spread we expect to achieve between the interest rate we charge our equipment loan customers and the effective interest cost we will pay when we permanently fund those loans. Increases in interest rates which increase our permanent funding costs between the time the loans are originated and the time they are permanently funded could narrow, eliminate or even reverse this spread. In addition, changes in interest rates affect the fair market value of fixed rate assets and liabilities. In a rising interest rate environment, fixed rate assets lose market value whereas fixed rate liabilities gain market value and vice versa.

In order to manage our interest rate risk, we employ a hedging strategy. We use derivative financial instruments such as forward rate agreements, Treasury locks, and interest rate swaps, caps and collars to manage interest sensitivity adjustments from mismatches, the pricing of anticipated loan securitizations and sales, and interest rate spreads. We do not use derivative financial instruments for trading or speculative purposes. We manage the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

Before entering into a derivative transaction for hedging purposes, we determine that a high correlation exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High correlation means that the change in the value of the derivative will be substantially equal and opposite to the change in the value of the hedged asset or liability. We monitor this correlation throughout the hedged period. If a high degree of correlation is not maintained, the hedge becomes ineffective, and gains and losses in the value of the derivative are recognized in income.

There can be no assurance that our hedging strategies or techniques will be effective, that our profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at June 30, 1999. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at June 30, 1999. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (US), German deutsche marks (DEM), Spanish pesetas (ESP) and Australian dollars (AUD), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment or refinancing or any estimates of credit losses. See item 8, Note 16 for a description of the methods used to determine fair value.

                                                  EXPECTED MATURITY DATE - YEAR ENDED JUNE 30,
                                              ---------------------------------------------------      THERE-                FAIR
(IN THOUSANDS OF DOLLARS)                       2000       2001      2002      2003        2004        AFTER       TOTAL     VALUE
-------------------------                     --------   --------   -------   -------    --------     -------    --------   --------
RATE-SENSITIVE ASSETS:

Fixed rate receivables in
     installments (US) .....................  $ 92,041   $ 59,360   $46,714   $27,515    $ 16,290     $13,226    $255,146   $246,264
   Average interest rate ...................      9.80%      9.72%     9.80%     9.85%       9.69%       9.81%       9.83%

Fixed rate receivables in
     installments (DEM) ....................  $  3,156   $  2,516   $ 2,177   $ 1,083    $  1,008     $   774    $ 10,714   $ 10,109
   Average interest rate ...................      8.86%      8.98%     8.98%     9.55%       9.45%       9.09%       8.86%

Fixed rate receivables in
     installments (ESP) ....................  $    356   $    394   $   436   $   195          --          --    $  1,381   $  1,331
   Average interest rate ...................     10.19%     10.19%    10.19%    10.19%         --          --       10.19%

Floating rate receivables in
     installments ..........................  $ 48,263   $ 28,173   $20,968   $13,872    $ 10,559     $   727    $122,562   $122,562
   Average interest rate ...................      8.24%      7.16%     6.77%     7.27%       8.78%       6.32%       7.66%

Floating rate notes collateralized by
     medical receivables ...................  $108,275   $ 66,357   $17,154        --          --          --    $191,786   $191,786
   Average interest rate ...................     10.01%     10.10%     9.38%       --          --          --       10.01%

Fixed rate recourse credit
     enhancements ..........................  $ 14,687   $ 12,430   $10,938   $13,363    $  8,194     $ 2,494    $ 62,106   $ 57,974
   Average interest rate ...................      6.41%      6.31%     6.22%     6.31%       6.26%       6.19%       6.34%

                                              --------   --------   -------   -------    --------     -------    --------   --------
     Totals ................................  $266,778   $169,230   $98,387   $56,028    $ 36,051     $17,221    $643,695   $630,026
                                              ========   ========   =======   =======    ========     =======    ========   ========
     Average interest rate .................      9.41%      9.18%     8.67%     8.37%       8.64%       9.11%       9.12%
                                              ========   ========   =======   =======    ========     =======    ========

                                                  EXPECTED MATURITY DATE - YEAR ENDED JUNE 30,
                                              ---------------------------------------------------      THERE-               FAIR
(IN THOUSANDS OF DOLLARS)                       2000       2001      2002      2003        2004        AFTER      TOTAL     VALUE
-------------------------                     --------   --------   -------   -------    --------     -------   --------   --------
DERIVATIVES MATCHED AGAINST ASSETS:

INTEREST RATE SWAPS

Pay fixed rate swaps (DEM) .................  $  7,229         --        --        --          --          --   $  7,229   $     --
   Weighted average pay rate ...............      3.70%        --        --        --          --          --       3.70%
   Weighted average receive rate ...........      5.37%        --        --        --          --          --       5.37%

Pay variable rate swaps (US) ...............        --         --   $ 5,000        --          --          --   $  5,000   $    (20)
   Weighted average pay rate ...............        --         --      5.08%       --          --          --       5.08%
   Weighted average receive rate ...........        --         --      5.83%       --          --          --       5.83%

                                              --------              -------                                     --------   --------
     Totals ................................  $  7,229              $ 5,000                                     $ 12,229   $    (20)
                                              ========              =======                                     ========   ========

RATE-SENSITIVE LIABILITIES:

Variable rate borrowings under
warehouse facilities (US) ..................  $244,344   $ 10,000        --        --          --          --   $254,344   $254,344
   Average interest rate ...................      6.68%      6.34%       --        --          --          --       6.67%

Variable rate borrowings under
warehouse facilities (AUD) .................  $  1,939         --        --        --          --          --   $  1,939   $  1,939
   Average interest rate ...................      6.11%        --        --        --          --          --       6.11%

Variable rate borrowings under
warehouse facilities (DEM) .................  $  9,263         --        --        --          --          --   $  9,263   $  9,263
   Average interest rate ...................      4.49%        --        --        --          --          --       4.49%

Variable rate borrowings under
warehouse facilities (GBP) .................        --   $  4,887        --        --          --          --   $  4,887   $  4,887
   Average interest rate ...................        --       6.73%       --        --          --          --       6.73%

Fixed rate discounted receivables ..........  $ 81,435   $ 52,262   $27,007   $12,715    $  2,497     $   644   $176,560   $177,279
   Average interest rate ...................      6.90%      6.45%     6.25%     6.16%       6.14%       6.14%      6.60%

Variable rate discounted receivables .......  $ 25,000   $ 75,000        --        --          --          --   $100,000   $100,000
   Average interest rate ...................      7.17%      5.75%       --        --          --          --       6.11%

Senior notes ...............................        --         --        --        --    $155,000          --   $155,000   $150,350
   Average interest rate ...................        --         --        --        --        9.88%         --       9.88%

Other debt .................................  $  8,573   $  8,525   $ 6,571   $ 5,884    $  2,000     $25,000   $ 56,553   $ 56,385
   Average interest rate ...................      8.40%      8.38%     8.36%     8.38%       8.34%       7.85%      8.15%

Convertible subordinated notes .............        --         --   $13,900        --          --          --   $ 13,900   $ 22,456
   Average interest rate ...................        --         --      9.13%       --          --          --       9.13%

                                              --------   --------   -------   -------    --------     -------   --------   --------
     Totals ................................  $370,554   $150,674   $47,478   $18,599    $159,497     $25,644   $772,446   $776,903
                                              ========   ========   =======   =======    ========     =======   ========   ========
     Average interest rate .................      6.74%      6.21%     7.39%     6.86%       9.80%       7.81%      7.35%
                                              ========   ========   =======   =======    ========     =======   ========

                                                  EXPECTED MATURITY DATE - YEAR ENDED JUNE 30,
                                              ---------------------------------------------------      THERE-               FAIR
(IN THOUSANDS OF DOLLARS)                       2000       2001      2002      2003        2004        AFTER      TOTAL     VALUE
-------------------------                     --------   --------   -------   -------    --------     -------   --------   --------
DERIVATIVES MATCHED AGAINST LIABILITIES:

INTEREST RATE SWAPS

Pay fixed rate swaps (US) ..................        --         --        --        --          --     $10,000   $ 10,000   $     48
   Weighted average pay rate ...............        --         --        --        --          --        5.84%      5.84%
   Weighted average receive rate ...........        --         --        --        --          --        5.65%      5.65%

Pay fixed rate swaps (AUD) .................        --         --   $ 2,422        --          --          --   $  2,422   $     --
   Weighted average pay rate ...............        --         --      5.56%       --          --          --       5.56%
   Weighted average receive rate ...........        --         --      4.84%       --          --          --       4.84%

INTEREST RATE CAPS (US) ....................  $ 50,000         --        --        --          --          --   $ 50,000   $     --
   Average strike rate .....................      5.80%        --        --        --          --          --       5.80%
   Average index rate ......................      5.24%        --        --        --          --          --       5.24%

INTEREST RATE FLOORS (US) ..................  $ 50,000         --        --        --          --          --   $ 50,000   $    (24)
   Average strike rate .....................      5.50%        --        --        --          --          --       5.50%
   Average index rate ......................      5.24%        --        --        --          --          --       5.24%

TREASURY LOCKS (US) ........................  $400,000         --        --        --          --          --   $400,000   $    609
   Average strike rate .....................      5.54%        --        --        --          --          --       5.54%
   Average index rate ......................      5.56%        --        --        --          --          --       5.56%

                                              --------              -------                           -------   --------   --------
     Totals ................................  $500,000              $ 2,422                           $10,000   $512,422   $    633
                                              ========              =======                           =======   ========   ========


FOREIGN CURRENCY EXCHANGE RATE RISK

We have international operations and foreign currency exposures due to lending in some areas in local currencies. As a general practice, we have not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars. Our preferred method for minimizing foreign currency transaction exposure is to fund local currency assets with local currency borrowings. For specific local currency-denominated receivables or for a portfolio of local currency-denominated receivables for a specific period of time, hedging with derivative financial instruments may be necessary to manage the foreign currency exposure derived from funding in U.S. dollars. The types of derivative instruments used are foreign exchange forward contracts and cross-currency interest rate swaps.

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at June 30, 1999. For foreign currency forward exchange adjustments, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in German deutsche marks (DEM), Spanish pesetas (ESP), Australian dollars (AUD) and British pounds (GBP), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment or refinancing or any estimates of credit losses. See Item 8, Note 16 for a description of the methods used to determine fair value.

                                                  EXPECTED MATURITY DATE - YEAR ENDED JUNE 30,
                                              ---------------------------------------------------      THERE-                FAIR
(IN THOUSANDS OF DOLLARS)                       2000       2001      2002      2003        2004        AFTER       TOTAL     VALUE
-------------------------                     --------   --------   -------   -------    --------     -------    --------   --------
FOREIGN CURRENCY SENSITIVE ASSETS:

Receivables in installments (DEM) ........    $ 3,156    $ 2,516    $ 2,177   $ 1,083    $  1,008     $    774   $ 10,714   $ 10,109
   Average interest rate .................       8.86%      8.98%      8.98%     9.55%       9.45%        9.09%      8.86%

Receivables in installments (ESP) ........    $   356    $   394    $   436   $   195          --           --   $  1,381   $  1,331
   Average interest rate .................      10.19%     10.19%     10.19%    10.19%         --           --      10.19%


                                              -------    -------    -------   -------    --------     --------   --------   --------
     Totals ..............................    $ 3,512    $ 2,910    $ 2,613   $ 1,278    $  1,008     $    774   $ 12,095   $ 11,440
                                              =======    =======    =======   =======    ========     ========   ========   ========

     Average interest rate ...............       8.99%      9.14%      9.18%     9.65%       9.45%        9.09%      9.01%
                                              =======    =======    =======   =======    ========     ========   ========


DERIVATIVES MATCHED AGAINST ASSETS:

FOREIGN EXCHANGE AGREEMENTS

Receive $U.S. / Pay DEM ..................    $11,439         --         --        --          --           --   $ 11,439   $    767
   Avg. contractual exchange rate ........       1.76         --         --        --          --           --       1.76

Receive $U.S. / Pay ESP ..................    $ 2,499         --         --        --          --           --   $  2,499   $     13
   Avg. contractual exchange rate ........     160.05         --         --        --          --           --     160.05

                                              -------                                                             -------    -------
     Totals ..............................    $13,938                                                             $13,938    $   780
                                              =======                                                             =======    =======


FOREIGN CURRENCY SENSITIVE LIABILITIES:

Warehouse borrowings (DEM) ...............    $ 9,263         --         --        --          --           --   $  9,263   $  9,263
   Average interest rate .................       4.49%        --         --        --          --           --       4.49%

Warehouse borrowings (AUD) ...............    $ 1,939         --         --        --          --           --   $  1,939   $  1,939
   Average interest rate .................       6.11%        --         --        --          --           --       6.11%

Warehouse borrowings (GBP) ...............         --    $ 4,887         --        --          --           --   $  4,887   $  4,887
   Average interest rate .................         --       6.73%        --        --          --           --       6.73%

                                              -------    -------                                                 --------   --------
     Totals ..............................    $11,202    $ 4,887                                                 $ 16,089   $ 16,089
                                              =======    =======                                                 ========   ========

     Average interest rate ...............       4.77%      6.73%                                                    5.37%
                                                 ====       ====                                                     ====


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Any statements contained in this Form 10-K which are not historical facts are forward-looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to, changes (legislative and otherwise) in the healthcare industry, those relating to demand for our services, pricing, market acceptance, the effect of economic conditions, litigation, competitive products and services, the results of financing efforts, the ability to complete transactions, and other risks identified in our Securities and Exchange Commission filings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II, Item 8.



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                    Number
                                                                                                    ------
                  Independent Auditors' Report...................................................       32

                  Consolidated Balance Sheets as of June 30, 1999 and 1998.......................    33-34

                  Consolidated Statements of Operations for the years ended

                      June 30, 1999, 1998 and 1997...............................................       35

                  Consolidated Statements of Shareholders' Equity for the years ended

                      June 30, 1999, 1998 and 1997...............................................       36

                  Consolidated Statements of Cash Flows for the years ended

                      June 30, 1999, 1998 and 1997...............................................    37-38

                  Notes to Consolidated Financial Statements.....................................    39-61

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
DVI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DVI, Inc. and its subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DVI, Inc. and its subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.



/S/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 6, 1999

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                             June 30,
                                                                                   ----------------------------
(in thousands of dollars except share data)                                            1999             1998
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents ....................................................     $     5,695      $    15,192

Restricted cash and cash equivalents .........................................          36,744           47,582

Amounts due from portfolio sale ..............................................           7,827               --

Receivables:
   Investment in direct financing leases and notes secured by equipment or medical receivables:
       Receivables in installments ...........................................         776,705          572,679
       Receivables and notes - related parties ...............................           2,550            6,563
       Recourse credit enhancements ..........................................          62,106           51,883
       Net notes collateralized by medical receivables .......................         187,327          137,316
       Residual valuation ....................................................          27,761           14,287
       Unearned income .......................................................         (84,443)         (69,367)
                                                                                   -----------      -----------
   Net investment in direct financing leases and notes secured
     by equipment or medical receivables .....................................         972,006          713,361

   Less: Allowance for losses on receivables .................................         (12,279)          (9,955)
                                                                                   -----------      -----------

Net receivables ..............................................................         959,727          703,406

Equipment on operating leases
   (net of accumulated depreciation of $6,464 and $3,189, respectively) ......          16,570           14,773

Furniture and fixtures
   (net of accumulated depreciation of $3,900 and $2,600, respectively) ......           4,970            4,225

Investments ..................................................................          10,814            7,120

Goodwill, net ................................................................          10,359            3,646

Other assets .................................................................          28,115           20,976
                                                                                   -----------      -----------

Total assets .................................................................     $ 1,080,821      $   816,920
                                                                                   ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               June 30,
                                                                                     ----------------------------
(in thousands of dollars except share data)                                              1999             1998
-----------------------------------------------------------------------------------------------------------------
Accounts payable ...............................................................     $    63,010      $    48,030

Accrued expenses and other liabilities .........................................          24,769           18,271

Borrowings under warehouse facilities ..........................................         269,923           82,828

Deferred income taxes ..........................................................          36,696           19,393

Long-term debt, net:
     Discounted receivables (primarily limited recourse) .......................         270,821          342,120
     9 7/8% Senior notes due 2004 ..............................................         148,085           96,486
     Other debt ................................................................          54,614           15,808
     Convertible subordinated notes ............................................          13,553           13,439
                                                                                     -----------      -----------
Total long-term debt, net ......................................................         487,073          467,853
                                                                                     -----------      -----------

Total liabilities ..............................................................         881,471          636,375

Commitments and contingencies (Note 13)

Minority interest in consolidated subsidiaries .................................           7,703            8,260

Shareholders' equity:
     Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
     Common stock, $.005 par value; authorized 25,000,000 shares;
         outstanding 14,168,608 and 14,080,358 shares, respectively ............              71               70
     Additional capital ........................................................         134,610          133,516
     Retained earnings .........................................................          59,055           39,387
     Accumulated other comprehensive loss ......................................          (2,089)            (688)
                                                                                     -----------      -----------

Total shareholders' equity .....................................................         191,647          172,285
                                                                                     -----------      -----------

Total liabilities and shareholders' equity .....................................     $ 1,080,821      $   816,920
                                                                                     ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Year Ended June 30,
                                                                                ---------------------------------------
(in thousands of dollars except share data)                                        1999           1998           1997
-----------------------------------------------------------------------------------------------------------------------
Finance and other income:
    Amortization of finance income ........................................     $  83,791      $  63,332      $  49,535
    Other income ..........................................................        20,007         11,023          6,799
                                                                                ---------      ---------      ---------

Total finance and other income ............................................       103,798         74,355         56,334
Interest expense ..........................................................        60,850         49,212         38,395
                                                                                ---------      ---------      ---------

Net interest and other income .............................................        42,948         25,143         17,939
Net gain on sale of financing transactions ................................        29,813         20,977         14,039
                                                                                ---------      ---------      ---------

Net finance income ........................................................        72,761         46,120         31,978

Selling, general and administrative expenses ..............................        31,529         18,493         14,117
Provision for losses on receivables .......................................         6,301          4,735          2,386
                                                                                ---------      ---------      ---------

Earnings before minority interest, equity in net loss of investees, and
    provision for income taxes ............................................        34,931         22,892         15,475

Minority interest in net loss of consolidated subsidiaries ................           471            126             --
Equity in net loss of investees ...........................................          (353)          (439)          (281)
Provision for income taxes ................................................        15,381          9,721          6,631
                                                                                ---------      ---------      ---------

Net earnings ..............................................................     $  19,668      $  12,858      $   8,563
                                                                                =========      =========      =========

Net earnings per share:

    Basic .................................................................     $    1.39      $    1.12      $    0.78
                                                                                =========      =========      =========

    Diluted ...............................................................     $    1.30      $    1.03      $    0.74
                                                                                =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Common Stock                                      Accumulated
                                                   $.005 Par Value                                        Other           Total
                                              -------------------------     Additional     Retained   Comprehensive   Shareholders'
(in thousands of dollars except share data)     Shares         Amount        Capital       Earnings       Loss           Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1996 ................    10,451,375    $        52    $    67,284   $    17,966   $        --    $    85,302

     Net earnings ........................                                                     8,563                        8,563
     Currency translation adjustment .....                                                                    (116)          (116)
                                                                                                                      -----------
         Comprehensive income ............                                                                                  8,447
     Issuance of common stock upon
         exercise of stock options and
         warrants ........................        82,881              1          1,310                                      1,311
     Conversion of subordinated notes ....        56,603                           600                                        600
                                             -----------    -----------    -----------   -----------   -----------    -----------
BALANCES AT JUNE 30, 1997 ................    10,590,859             53         69,194        26,529          (116)        95,660

     Net earnings ........................                                                    12,858                       12,858
     Currency translation adjustment .....                                                                    (572)          (572)
                                                                                                                      -----------
         Comprehensive income ............                                                                                 12,286
     Issuance of common stock upon
         exercise of stock options and
         warrants ........................       149,499                         1,756                                      1,756
     Net proceeds from issuance of
         common stock ....................     2,940,000             15         57,918                                     57,933
     Issuance of common stock for
         acquisition of MEFC .............       400,000              2          4,648                                      4,650
                                             -----------    -----------    -----------   -----------   -----------    -----------
BALANCES AT JUNE 30, 1998 ................    14,080,358             70        133,516        39,387          (688)       172,285

     Net earnings ........................                                                    19,668                       19,668
     Currency translation adjustment .....                                                                  (1,401)        (1,401)
                                                                                                                      -----------
         Comprehensive income ............                                                                                 18,267
     Issuance of common stock upon
         exercise of stock options and
         warrants ........................        88,250              1          1,116                                      1,117
     Cost of issuance of common stock ....                                        (199)                                      (199)
     Non-employee stock option grants ....                                         177                                        177
                                             -----------    -----------    -----------   -----------   -----------    -----------
BALANCES AT JUNE 30, 1999 ................    14,168,608    $        71    $   134,610   $    59,055   $    (2,089)   $   191,647
                                              ==========    ===========    ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended June 30,
                                                                                    ---------------------------------------
(in thousands of dollars)                                                              1999           1998           1997
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings ..............................................................     $  19,668      $  12,858      $   8,563
                                                                                    ---------      ---------      ---------
    Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
      Equity in net loss of investees .........................................           353            439            281
      Depreciation and amortization ...........................................        18,604         12,050         10,289
      Provision for losses on receivables .....................................         6,301          4,735          2,386
      Net gain on sale of financing transactions ..............................       (29,813)       (20,977)       (14,039)
      Minority interest in net loss of consolidated subsidiaries ..............          (471)          (126)            --
      Cumulative translation adjustments ......................................        (1,401)          (572)          (116)
      Changes in assets and liabilities:
      (Increases) decreases in:
          Restricted cash and cash equivalents ................................        10,838        (21,121)         6,090
          Amounts due from portfolio sale .....................................        (7,827)            --         54,797
          Receivables .........................................................       (13,363)        (4,534)       (10,915)
          Other assets ........................................................        (6,006)        (9,697)        (3,260)
      Increases (decreases) in:
          Accounts payable ....................................................        13,536         16,328          7,285
          Accrued expenses and other liabilities ..............................         6,498          3,713          7,558
          Deferred income taxes ...............................................        17,303         10,783          3,865
                                                                                    ---------      ---------      ---------
      Total adjustments .......................................................        14,552         (8,979)        64,221
                                                                                    ---------      ---------      ---------
    Net cash provided by operating activities .................................        34,220          3,879         72,784
                                                                                    ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of business ...................................................       (77,506)            --             --
    Receivables originated or purchased .......................................      (769,039)      (541,715)      (429,515)
    Portfolio receipts net of amounts included in income and
      proceeds from sale of financing transactions ............................       658,055        473,018        372,973
    Net increase in notes collateralized by medical receivables ...............       (50,011)       (51,667)       (51,311)
    Furniture and fixtures additions ..........................................        (2,192)        (2,897)        (1,017)
    Investments ...............................................................        (8,479)        (1,148)           (24)
    Cash received from sale of investments ....................................         4,482            549             --
                                                                                    ---------      ---------      ---------
    Net cash used in investing activities .....................................      (244,690)      (123,860)      (108,894)
                                                                                    ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options and warrants ....................................           798          1,756          1,311
    Issuance of common stock, net of issuance costs ...........................          (199)        57,933             --
    Borrowings under warehouse facilities, net of repayments ..................       186,279         37,574       (123,286)
    Borrowings under long-term debt ...........................................       151,562        156,884        283,825
    Repayments on long-term debt ..............................................      (137,467)      (128,161)      (118,944)
                                                                                    ---------      ---------      ---------
    Net cash provided by financing activities .................................       200,973        125,986         42,906
                                                                                    ---------      ---------      ---------


                                                                       continued

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                                                              Year Ended June 30,
                                                                                    ---------------------------------------
(in thousands of dollars)                                                              1999           1998           1997
---------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents ..........................     $  (9,497)     $   6,005      $   6,796
Cash and cash equivalents, beginning of year ..................................        15,192          9,187          2,391
                                                                                    ---------      ---------      ---------
Cash and cash equivalents, end of year ........................................     $   5,695      $  15,192      $   9,187
                                                                                    =========      =========      =========

CASH PAID DURING THE YEAR FOR:
   Interest ...................................................................     $  51,063      $  44,786      $  31,073
                                                                                    =========      =========      =========

   Income taxes, net of refunds ...............................................     $  (1,869)     $   1,508      $   4,777
                                                                                    =========      =========      =========


SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

In June 1998 the purchase price for Medical Equipment Finance Corporation ("MEFC") of $4.7 million was reclassified from accrued liabilities to shareholders' equity to reflect the issuance of 400,000 common shares.

At June 30, 1999, 1998 and 1997, we recorded in receivables in installments and accrued expenses amounts of $3.6 million, $3.0 million and $1.9 million, respectively, representing the present value of future obligations we have guaranteed.

In July 1996, $600,000 of convertible subordinated notes was converted into common stock.


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

In this discussion, the terms "DVI", the "Company", "we", "us" and "our" refer to DVI, Inc. and its subsidiaries, except where it is made clear that such terms mean only DVI, Inc. or an individual subsidiary.

We are primarily engaged in the business of providing equipment and receivable financing for domestic and foreign users of diagnostic imaging, radiation therapy and other medical technologies. Our customer base consists principally of outpatient healthcare providers, physician groups and hospitals. By the terms of the underlying financing contracts, our customers are generally considered in default if payment on a contract has not been received. Equipment under direct financing leases and notes secured by equipment, combined with obligor guarantees and vendor recourse, serve as collateral for unpaid contract payments. Receivables under medical receivables financing transactions serve as collateral for unpaid contract payments.

ABILITY TO ACCESS THE SECURITIZATION MARKET - Our ability to complete securitizations and other structured finance transactions depends upon a number of factors, including:

-        The general conditions in the credit markets,

- The size and liquidity of the market for the types of receivable-backed securities that we issue or place in securitizations and

-        Our overall financial performance and contract portfolio.

Additionally, our ability to securitize assets is dependent upon our ability to provide credit enhancement, which reduces our liquidity and periodically requires us to obtain additional capital to enable us to expand our operations.

CREDIT RISK - A customer's failure to pay back amounts borrowed is a risk faced by all finance companies. Many of our customers are outpatient healthcare providers that have complex credit characteristics, and providing financing for these customers involves sophisticated credit analysis.

CONTINUING NEED FOR CAPITAL - Our ability to maintain and build our financing business is dependent on our ability to obtain warehouse and long-term debt financing.

REGULATION AND CONSOLIDATION - Considerable regulatory attention has been directed towards physician-owned healthcare facilities and other arrangements whereby physicians are compensated, directly or indirectly, for referring patients to such healthcare facilities. Furthermore, the market is subject to consolidation among outpatient facilities, physician groups and hospitals. Our source of customers is subject to the effects of regulatory actions and market consolidation.

INVESTMENTS IN FOREIGN AND INITIAL OPERATIONS - In an effort to mitigate the impact of regulation and consolidation and to expand our market, we have initiated operations internationally and have made investments in certain emerging markets. We have a joint venture based in Singapore to service the medical equipment market in the Asia-Pacific region. DVI Europe is our branch established in the United Kingdom to service the medical equipment industry in Europe.

In May 1998, we entered into a joint venture, MSF Holding Ltd., with the International Finance Corporation (an affiliate of the World Bank) ("IFC"), the Netherlands Development Finance Company ("FMO"), and Philadelphia International Equities, Inc., a subsidiary of First Union National Corporation. Through MSF Holding Ltd., we provide financing programs for vendors and manufacturers of diagnostic and patient treatment equipment and devices in Latin America, including Brazil, Argentina, Colombia, Venezuela and Mexico. We own 59% of this joint venture holding company that operates through free-trade zone subsidiaries in Uruguay and consolidate its operations in our financial statements. Our customer base for equipment vendors is private clinics, diagnostic centers and local hospitals. Upon commencement of the joint venture, its owners contributed capital of $20.1 million (DVI's portion was $11.8 million). As of June 30, 1999, a syndicate of banks headed by IFC and FMO has loaned the venture $38.0 million and are pursuing other bank participants for additional funds. We believe that this arrangement may prove to be a suitable model for our other international activities.

The success and ultimate recovery of these investments is dependent upon many factors including foreign regulation, customs, currency exchange, the achievement of management's planned projections for these markets, and our ability to manage these operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The equity method of accounting is used for 20%- to 50%-owned entities in which we have the ability to exercise significant influence over operating and financial policies of the investee. Investments in less than 20%-owned entities are accounted for using the cost method of accounting. All significant intercompany accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid securities with original maturities of 90 days or less.

RESTRICTED CASH AND CASH EQUIVALENTS - Restricted cash and cash equivalents consist of cash, certificates of deposit and money market mutual funds which are pledged as collateral for certain limited recourse borrowings related to direct financing leases, notes secured by equipment and operating leases. At June 30, 1999 and 1998, we had only available-for-sale securities with maturities less than 90 days, which are included in restricted cash.

INVESTMENT IN DIRECT FINANCING LEASES AND NOTES SECURED BY EQUIPMENT - At contract commencement, we record the gross contract receivable, initial direct costs, estimated residual value of the financed equipment, if any, and unearned income of fixed payment contracts. The principal portion and initial direct costs of variable rate contracts are recorded at commencement, and interest is calculated and accrued monthly on the remaining principal balance. At June 30, 1999 and 1998, unamortized initial direct costs amounted to $9.6 million and $6.6 million, respectively. Initial direct costs are deferred and amortized over the life of the contract using the interest method, which reflects a constant effective yield.

NET GAINS AND RECOURSE CREDIT ENHANCEMENTS - The most important source of permanent funding for contracts has been securitization and other forms of structured finance. Securitization is a process in which a pool of contracts is transferred to a special-purpose financing entity that issues notes to investors. The notes are secured by a pledge of the assets or other collateral in the contract pool. Upon the transfer of the pool of contracts, we recognize a gain. Principal and interest on these notes are paid from the cash flows produced by the contract pool. In the securitizations we sponsor, equipment contracts funded through securitizations must be credit enhanced to receive an investment grade credit rating. Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated tranche of each individual transaction or an insurance policy. Typically, our securitizations are enhanced through a combination of some or all of these methods. In the equipment securitizations we have sponsored to date, we have been effectively required to furnish credit enhancement equal to the difference between:

-        The total discounted cash flows of the securitization pool and

-        The net proceeds we receive in such a securitization.

In the medical receivables securitizations we have sponsored to date, we have furnished credit enhancement through corporate guarantees on the subordinated tranches.

The majority of the credit enhancements are recorded as subordinated interests of the present value of the discounted cash flows and are repaid from their share of those future cash flows.

NET NOTES COLLATERALIZED BY MEDICAL RECEIVABLES - Notes collateralized by medical receivables consist of notes receivable resulting from working capital and other contracts made to entities in the healthcare industry.

RESIDUAL VALUATION - Residual values, representing the estimated value of the equipment at the end of the lease term, are recorded in the financial statements at the inception of each fair market value lease. These amounts are estimated by management based upon its experience and judgment. In addition, we purchase the residual value of equipment leased to local municipalities in the UK. This residual is recorded as either the amount paid to the lessor at the inception of the contract or the present value of the amount that will be paid at the end of the contract's term.

RECEIVABLES IMPAIRMENT - Impaired receivables are measured based on the present value of the expected cash flows discounted at the receivables' effective interest rate or the fair value of the collateral. A receivable is considered impaired when it becomes probable that we will be unable to collect all amounts due according to the contract terms.

ALLOWANCE FOR LOSSES ON RECEIVABLES - The allowance for losses on receivables is available to absorb credit losses in our managed portfolio. Each month we evaluate the adequacy of the allowance to absorb our current estimates of credit losses that have occurred in our managed portfolio. Our evaluation is based on a continuing assessment of the delinquencies, historical loss experience, asset valuations, assessment of collateral and strength of guarantors, and legal options to enforce management changes or sustain legal positions. That evaluation includes estimates that may be significantly affected by changes in economic conditions or discrete events adversely affecting specific obligors. We believe that the allowance is adequate to provide for credit losses.

We generally place receivables contracts on non-accrual status (in which we halt the recognition of income) when they become greater than 90 days delinquent. At that time, we consider the range of remedies available to mitigate a potential loss. Remedies include the pursuit of underlying collateral and guarantors (including recourse to dealers and manufacturers), draws on letters of credit, and protecting our investment by taking control of a medical facility's operations and replacing its existing management. Receivables contracts are charged-off when a loss is considered probable and all reasonable remedies have been pursued. The small delinquent contracts arising from our vendor programs are generally charged-off when they become greater than 120 days delinquent.

EQUIPMENT ON OPERATING LEASES - Leases that do not meet the criteria for direct financing leases are accounted for as operating leases. Equipment on operating leases is recorded at cost and depreciated on a straight-line basis over its estimated useful life. The residual values for operating leases are excluded from the leased equipment's net depreciable basis. We evaluate the residual's carrying value for potential impairment each quarter and record any required changes in valuation. Rental income is recorded monthly on a straight-line basis. Initial direct costs associated with operating leases are deferred and amortized over the lease term on a straight-line basis, which approximates a constant effective yield. There were no writedowns in residual valuation during the year ended June 30, 1999.

FURNITURE AND FIXTURES - Furniture and fixtures are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives (generally five years).

INVESTMENTS - We account for our investments using either the cost or equity method of accounting. Equity securities classified as available-for-sale securities are reported at their estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income (under shareholders' equity), net of deferred taxes. All debt securities are classified as held-to-maturity and are stated at cost. We do not own investments that are considered trading securities.

GOODWILL - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions and is being amortized over periods not exceeding 15 years. We evaluate the recoverability of our goodwill separately for each applicable business acquisition quarterly. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, impairment for the excess is recorded at that time.

OTHER ASSETS - Other assets consist of prepaid financing costs, accrued interest, advances related to our serviced portfolio, equipment held for sale or lease (which is stated at the lower of cost or its net realizable value), and miscellaneous accounts receivable. Also included in this category are loans to officers and employees including the financing of a personal residence.

ACCOUNTS PAYABLE - Accounts payable includes equipment payables for equipment fundings of $60.0 million and $40.8 million at June 30, 1999 and 1998, respectively.

DEBT ISSUANCE COSTS - Debt issuance costs related to our warehouse facilities, securitizations, senior notes, convertible subordinated notes and other debt are offset against the related debt. These costs are being amortized over the lives of the notes using the interest and straight-line methods, as applicable.

AMORTIZATION OF FINANCE INCOME - Amortization of finance income primarily consists of three categories:

-        Income on fixed payment transactions,

-        Income on variable rate transactions and

-        Income on notes collateralized by medical receivables.

The interest component of scheduled payments on notes secured by equipment and direct financing lease fixed-payment transactions is calculated using the interest method in order to approximate a level rate of return on the net investment. The interest component of notes secured by equipment and direct financing lease variable rate transactions is calculated and accrued monthly on the remaining principal balance. The interest component on medical receivables is calculated and accrued monthly on the average balance outstanding during the period.

RECOURSE OBLIGATIONS - Subsequent to a sale, we retain either a limited remaining interest in the transaction or underlying equipment, or none at all. Accordingly, we carry no obligation to indemnify the purchaser in the event of a default on the transaction by the obligor, except when the sale agreement provides for participation in defined excess interest spreads or limited recourse in which we guarantee reimbursement under the agreement up to a specific maximum. Consequently, in case of default by the obligor, the investor would exercise its rights under the lien with limited or no further recourse against us.

OTHER INCOME - Other income is accrued when earned and consists primarily of medical receivables fees, consulting and advisory fees, servicing fees, late charges, amounts received upon exercise of warrants issued by other companies, and contract fees and penalties. See Note 6 for a summary of other income.

TAXES ON INCOME - Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. Such differences arise principally from recording gains on sales of financing transactions and lease transactions in which the operating lease method of accounting is used for tax purposes and the financing lease method is used for financial statement purposes. Under the operating lease method, leased equipment is recorded at cost and depreciated over the useful life of the equipment, and lease payments are recorded as revenue when earned.

STOCK OPTIONS - We record no compensation expense for the granting of stock options to our employees and directors. The fair market value of stock options granted to consultants, however, is recorded as an expense over the service or vesting period.

HEDGING INSTRUMENTS - We use various interest rate contracts such as forward rate agreements, Treasury locks, interest rate swaps, caps and collars to manage our interest rate risk from our floating rate liabilities and anticipated securitization and sale transactions. No contracts are held for trading purposes. The gains or losses from forward rate agreements that are used to hedge floating rate exposure within warehouse funding facilities are deferred and amortized to interest expense over the hedged period. When hedge transactions are matched to anticipated securitizations that are accounted for as financings, gains or losses from the hedge transactions are deferred and amortized to interest expense over the term of the securitized transactions. When hedge transactions are matched to anticipated sales or securitizations that are accounted for as sales, gains or losses from the hedge transactions are recognized as part of the gain or loss on the sale. Foreign exchange forward contracts are accounted for as hedges of foreign currency. The net gain or loss is recorded as a cumulative translation adjustment in comprehensive income.

Before entering into a derivative transaction for hedging purposes, we determine that a high correlation exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High correlation means that the change in the value of the derivative will be substantially equal and opposite to the change in the value of the hedged asset or liability. We monitor this correlation throughout the hedged period. If a high degree of correlation is not maintained, the hedge becomes ineffective, and gains and losses in the value of the derivative are recognized in income. We manage the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

RECENT ACCOUNTING DEVELOPMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000 and does not permit retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. We have not yet quantified the impact on the consolidated financial statements of adopting SFAS No. 133; however, the statement will likely result in a change in reported assets and liabilities and may affect earnings and comprehensive income.

RECLASSIFICATIONS AND RESTATEMENTS - Certain amounts as previously reported have been reclassified to conform to the year ended June 30, 1999 presentation.

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

Information regarding scheduled collections for direct financing leases, notes secured by equipment or medical receivables and operating leases is as follows:

                                                    DIRECT FINANCING
                                                    LEASES AND NOTES       SCHEDULED
                                                       SECURED BY           RENTS ON
                  (IN THOUSANDS OF DOLLARS)           EQUIPMENT OR         OPERATING            TOTAL
                  YEAR ENDED JUNE 30,              MEDICAL RECEIVABLES       LEASES          RECEIVABLES
                  --------------------------------------------------------------------------------------
                  2000 .......................         $  532,715         $    3,596         $  536,311
                  2001 .......................            190,818              3,565            194,383
                  2002 .......................            142,116              3,190            145,306
                  2003 .......................             89,086              2,423             91,509
                  2004 .......................             51,477                835             52,312
                  Thereafter .................             22,476                334             22,810
                                                       ----------         ----------         ----------
                      Subtotal ...............          1,028,688             13,943          1,042,631
                  Equipment residual value ...             27,761                 --             27,761
                                                       ----------         ----------         ----------
                      Total ..................         $1,056,449         $   13,943         $1,070,392
                                                       ==========         ==========         ==========


The total receivables balance is comprised of notes secured by equipment (50.9%), direct financing leases (30.3%), medical receivables (17.5%) and scheduled rents on operating leases (1.3%). We are exposed to credit risk on these receivables. At June 30, 1999, of the 13,430 debtors, the top ten obligors represented 10.83% of the portfolio. Geographic concentration for the top five states was New York (15.6%), California (13.4%), Texas (13.0%), Florida (9.6%) and New Jersey (9.2%). International contracts (those outside the 50 United States), represented 19.5% of the portfolio.

Our contracts in Brazil require that our customers' payments be made in U.S. dollars. The devaluation of the Brazilian real during the first quarter of this year created a burden on our customers' ability to service their debt. Many of them sought concessions in their payment schedules, consisting of either a deferral of the next payment or a lengthening of their schedule by one or two payments. In most cases, we granted these concessions since they were minor and the customers' requests were due to broad economic issues facing Brazil rather than specific customer performance. We granted these concessions in exchange for additional consideration from our customers that preserve our original contract yields. As of June 30, 1999, concessions were made for 43 contracts with total outstanding balances of $27.2 million.

Equipment residual value represents the estimated amount to be received at contract termination from the disposition of equipment financed under fair market value leases. Amounts to be realized at contract termination depend on the fair market value of the related equipment and may vary from the recorded estimate. Carrying values are reviewed periodically to determine if the equipment's anticipated fair market value is below its recorded value.

During the years ended June 30, 1999 and 1998, we sold receivables to third parties realizing gains of $29.8 million and $21.0 million, respectively. In connection with certain of these transactions, we retained subordinated interests in the receivables totaling $62.1 million and $51.9 million at June 30, 1999 and 1998, respectively. Valuations of retained subordinated interest at the date of sale and at each reporting period are based on discounted cash flow analyses using our best estimates of market assumptions. There can be a wide range in market assumptions that are used by participants in the market to value such assets. Accordingly, our estimate of fair value is subjective. Under the sale agreements, we are at risk for losses on the receivables up to our subordinated interests. Once repurchased or substituted such leases are included within our portfolio and are evaluated within the allowance for losses on receivables.

At June 30, 1999, receivables amounting to $421.9 million were assigned as collateral for long-term debt.

The following is an analysis of the allowance for losses on receivables:

                                                                               YEAR ENDED JUNE 30,
                                                                    ------------------------------------
                  (IN THOUSANDS OF DOLLARS)                             1999          1998          1997
                  --------------------------------------------------------------------------------------
                  Balance, beginning of year ..................     $  9,955      $  5,976      $  4,026
                  Provision for losses on receivables .........        6,301         4,735         2,386
                  Allowance assumed in business acquisition ...        1,368           879            --
                  Net charge-offs .............................       (5,345)       (1,635)         (436)
                                                                    --------      --------      --------
                      Balance, end of year ....................     $ 12,279      $  9,955      $  5,976
                                                                    ========      ========      ========


The net investment of non-performing contracts, including the managed portfolio, on which income recognition was suspended, was $47.4 million and $22.6 million at June 30, 1999 and 1998, respectively. Cash collected on all non-accrual contracts is applied to the net investment.

NOTE 4. INVESTMENTS

The following represents a summary of investments and related party receivables held as of June 30, 1999 and 1998:

         (IN THOUSANDS OF DOLLARS)

                                                                                       YEAR ENDED JUNE 30, 1999
                                                                                     -----------------------------
                    DESCRIPTION                        TYPE OF           DATE           TOTAL             TOTAL
                    OF INVESTEE                      INVESTMENT        ACQUIRED      INVESTMENT        RECEIVABLES
         ---------------------------------------------------------------------------------------------------------
         Operator of radiation therapy centers...  Preferred stock     Mar 1999       $   7,500         $  1,808
         40%-owned Singapore joint venture.......   Common stock       Nov 1995           2,333               --
         Online healthcare transaction processor.   Common stock       Oct 1998             500               --
         Other...................................      Various          Various             481              742
                                                                                      ---------         --------
              Total.................................................................  $  10,814         $  2,550
                                                                                      =========         ========


         (IN THOUSANDS OF DOLLARS)

                                                                                       YEAR ENDED JUNE 30, 1998
                                                                                     -----------------------------
                    DESCRIPTION                        TYPE OF           DATE           TOTAL             TOTAL
                    OF INVESTEE                      INVESTMENT        ACQUIRED      INVESTMENT        RECEIVABLES
         ---------------------------------------------------------------------------------------------------------
         Operator of radiation therapy centers...        N/A              N/A         $      --         $    808
         40%-owned Singapore joint venture.......   Common stock       Nov 1995           2,635               --
         Imaging services........................  Preferred stock     Sep 1994           4,482            5,755
         Other...................................   Common stock        Various               3               --
                                                                                      ---------         --------
              Total.................................................................  $   7,120         $  6,563
                                                                                      =========         ========


In June 1999, we purchased a lien on a customer's surgery center for $228,000. In addition, in April 1999, we purchased convertible debentures in an operator of wound care centers for $250,000. We also acquired preferred stock of an operator of radiation therapy centers for $7.5 million in March 1999. In October 1998, we purchased a minority equity interest in Claimsnet.com for $500,000.

As of June 30, 1998 we had an investment in the Series F and G preferred stock of Diagnostic Imaging Services ("DIS") and cumulative deferred dividends related to that stock totaling $5.1 million. As part of an overall restructuring of their equipment contracts and other indebtedness to us, DIS repurchased their stock and paid the dividends in December 1998.

The Series F and G preferred stock:

-        Had liquidation preferences at $1.00 per share;

- Was redeemable (at the option of DIS) at $1.00 per share plus accrued dividends;

- Was convertible, under certain conditions, into common stock of DIS at $2.482 per share for Series F and $2.00 per share for Series G and

- Was entitled to annual cumulative dividends ranging from $0.05 per share to $0.10 per share.

During the year ended June 30, 1996, we converted a note receivable totaling $541,000 into shares of outstanding stock of EQ Computer Products and Services ("CP&S"), which deals in the distribution of parts and components used in the repair and maintenance of microcomputer and associated peripherals. CP&S sells to various computer maintenance firms, independent computer service organizations and original equipment manufacturers throughout the United States engaged in the maintenance and repair of their own computer equipment as well as equipment manufactured by others. During the year ended June 30, 1997, CP&S issued additional shares and had a reverse stock split. As of June 30, 1997, we had 273,773 shares or 14.25% of the outstanding stock of CP&S. We accounted for the investment in this entity under the cost method of accounting since we did not exert significant influence over them. On June 30, 1998, we sold our entire investment in CP&S for an insignificant gain.

In November 1995, we entered into a joint venture with two other partners to establish Medical Equipment Credit Pte Ltd. ("MEC"). MEC pursues opportunities in the Asia-Pacific diagnostic imaging marketplace. Initial capitalization of MEC is 7,000,000 shares of common stock ($5.0 million), and ownership is based on the percentage of the initial capitalization invested by each of the three joint venture partners. At June 30, 1999, our ownership was 40% based on an initial $2.0 million investment. We account for our investment in MEC under the equity method of accounting. At June 30, 1999, 1998 and 1997, we recognized losses of approximately $353,000, $439,000, and $231,000, respectively, on this investment. See Note 19 for a discussion of our July 1999 ownership increase in MEC.

NOTE 5. INTEREST BEARING DEBT

WAREHOUSE FACILITIES - The following summarizes our warehouse lines of credit at June 30, 1999:

                      (IN MILLIONS OF DOLLARS)

                            TYPE OF                        LINE OF           RATE AT         MATURITY
                           FACILITY           COUNTRY      CREDIT       JUNE 30, 1999 (1)      DATE
                      -------------------------------------------------------------------------------
                           Equipment           U.S.        $ 117.0        LIBOR + 1.25%     2/27/2000
                           Equipment           U.S.          100.0        LIBOR + 1.00%     4/19/2000
                           Equipment           U.S.          100.0        LIBOR + 0.80%     3/31/2000
                           Equipment           U.S.            5.0        Prime - 0.25%    12/31/1999
                        Assisted Living        U.S.           22.5        LIBOR + 1.85%     9/28/1999
                                                           -------
                                                             344.5
                                                           -------

                           Equipment         Australia         6.7        LIBOR + 1.25%     8/31/1999
                           Equipment          Europe          10.0        LIBOR + 1.25%     9/15/2000
                           Equipment          Germany          9.3        LIBOR + 1.25%     3/31/2000
                           Equipment           U.K.           31.5        LIBOR + 1.00%     1/22/2001
                                                           -------
                                                              57.5
                                                           -------

                      Medical Receivables      U.S.           95.0        LIBOR + 1.45%     8/31/1999
                      Medical Receivables      U.S.           25.0        LIBOR + 2.15%     9/29/1999
                                                           -------
                                                             120.0
                                                           -------
                           Total lines of credit........   $ 522.0
                                                           =======


         ----------

         (1) The LIBOR (or country equivalent) rates charged under our lines of credit ranged from 5.03% to 5.65% at June 30, 1999. The Prime rate was 7.75% at June 30, 1999.

LONG-TERM DEBT - The discounted receivables are direct financing lease obligations, notes secured by equipment and medical receivables which were securitized and offered to investors primarily on a limited or nonrecourse basis. They are collateralized by the underlying equipment and medical receivables.

Future annual maturities of discounted receivables are as follows:

                           (IN THOUSANDS OF DOLLARS)

                           YEAR ENDED JUNE 30,
                           ----------------------------------------------------------------------
                           2000......................................................  $  106,435
                           2001......................................................     127,262
                           2002......................................................      27,007
                           2003......................................................      12,715
                           2004......................................................       2,498
                           Thereafter................................................         643
                           Less: capitalized issuance costs..........................      (5,739)
                                                                                       ----------
                               Total.................................................  $  270,821
                                                                                       ==========


All of the discounted receivables have been permanently funded through nine structured transactions that were initiated during fiscal years 1995 through 1999. Debt under these securitizations is limited recourse and bears interest at fixed rates ranging between 5.24% to 12.85% and floating interest rates ranging between 0.35% and 2.25% over 30-day LIBOR. We service all of these receivables. The related securitization agreements contain various recourse provisions and require that we comply with certain servicing requirements and maintain limited cash collateral or residual interests.

Effective July 31, 1996, we securitized some of our net retained subordinated positions in our prior securitizations and contract sales. The outstanding balance, net of unamortized capitalized issuance costs, is $8.3 million at June 30, 1999. This amount is included in the above discounted receivables figures.

We have net convertible subordinated notes outstanding of $13.6 million and $13.4 million at June 30, 1999 and 1998, respectively. The notes are convertible into common shares at $10.60 per share at the discretion of the noteholders, bear interest at a rate of 9 1/8% payable in quarterly installments of interest only and mature in June 2002. There were no conversions in fiscal years 1999 and 1998. During the year ended June 30, 1997, $600,000 of these notes was converted into 56,603 shares of DVI common stock. Cumulatively, $1.1 million of these notes have been converted into 103,772 shares of DVI common stock.

On January 30, 1997, we completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004 ("Senior Notes"). The agreement with respect to the Senior Notes contains, among other things, limitations on our ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits us from incurring additional indebtedness unless certain financial ratio tests are met. Interest on the notes is payable semiannually on February 1 and August 1 of each year. The Senior Notes will be redeemable at our option in whole or in part at any time on or after February 1, 2002 at specified redemption prices. On December 16, 1998, we completed another public offering of $55.0 million principal amount of 9 7/8% Senior Notes due 2004 under substantially the same terms.

We are using the proceeds from these debt offerings:

- To fund our growth, including increasing the amount of equipment and medical receivables contracts we can fund;

-        To develop our expanding international operations;

-        For other working capital needs and

-        For general corporate purposes.

We have facilities totaling $7.4 million outstanding with a foreign bank to fund a portfolio of equipment contracts in Turkey and another $10.0 million outstanding from an unsecured facility for general corporate purposes.

In addition, we have investment agreements with two shareholders, IFC and FMO, which provide for the borrowing of $15.0 million and $10.0 million respectively. Borrowings under this loan bear interest at 2.75% over the six-month LIBOR rate, payable semiannually in arrears. Full principal loan repayment is due May 15, 2005. This loan is secured by granting perfected and registered first priority security interest of all lease/loan receivables assigned to IFC and FMO.

The agreements also provide for syndicated borrowings from IFC and FMO, for which we had $13.0 million outstanding at June 30, 1999. Borrowings under this loan bear interest at 3.25% over the six-month LIBOR rate, payable semiannually in arrears. Principal loan repayment commences on November 15, 2000 and is to be paid in full on November 15, 2003. This loan is secured by granting perfected and registered first priority security interest of all lease/loan receivables assigned to IFC and FMO.

As of June 30, 1999, we were in compliance with the financial covenants of these agreements.

The following chart summarizes interest-bearing credit facilities as of June 30, 1999 and 1998:

                                                            AS OF JUNE 30, 1999     AS OF JUNE 30, 1998
                                                            --------------------    --------------------
                  (IN THOUSANDS OF DOLLARS)    MATURITY       BALANCE      RATE       BALANCE      RATE
                                               --------       -------      ----       -------      ----
                  SHORT-TERM DEBT:
                  Warehouse facilities (1)..   1999-2001    $  269,923     6.77%    $   82,828     7.71%

                  LONG-TERM DEBT:
                  Discounted receivables....   2002-2005    $  270,821     8.26%    $  342,120     8.02%
                  9 7/8% Senior notes.......     2004          148,085    11.36%        96,486    10.90%
                  Other debt................   2001-2005        54,614     9.35%        15,808     8.38%
                  Convertible sub debt......     2002           13,553    10.22%        13,439    10.30%

         ------------

         (1)      $521,993 and $498,208 were available at June 30, 1999 and
                  1998, respectively.


NOTE 6. OTHER INCOME

The following represents a summary of the major components of other income:

                                                                                    YEAR ENDED JUNE 30,
                                                                              -------------------------------
                  (IN THOUSANDS OF DOLLARS)                                     1999        1998        1997
                  -------------------------------------------------------------------------------------------
                  Medical receivables fees ..............................     $ 4,661     $ 3,752     $ 1,953
                  Consulting and advisory fees ..........................       3,774         172           1
                  Service fee income ....................................       3,135       2,317       1,482
                  Late fees .............................................       1,917       1,561         966
                  Income received upon exercise of customer warrants ....       1,740         696          --
                  Contract fees and penalties ...........................       1,234         434         947
                  Commitment and referral fees ..........................         524         105          --
                  Gains from asset disposals ............................         201         350         133
                  Contract placement fees ...............................         174         352          --
                  Preferred stock dividends received on investments .....         134         225         224
                  Miscellaneous .........................................       2,513       1,059       1,093
                                                                              -------     -------     -------
                      Total other income ................................     $20,007     $11,023     $ 6,799
                                                                              =======     =======     =======

NOTE 7. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The following represents a summary of the major components of selling, general and administrative expenses:

                                                                               YEAR ENDED JUNE 30,
                                                                       ----------------------------------
                  (IN THOUSANDS OF DOLLARS)                              1999         1998         1997
                  ---------------------------------------------------------------------------------------
                  Salaries and benefits..............................  $14,308      $  7,433     $  5,276
                  Outside services...................................    6,018         4,191        2,860
                  Travel and entertainment...........................    2,070         1,495          868
                  Building costs.....................................    2,139         1,034          790
                  Equipment..........................................    2,860         2,063        1,593
                  Other..............................................    4,134         2,277        2,730
                                                                       -------      --------     --------
                      Total SG&A.....................................  $31,529      $ 18,493     $ 14,117
                                                                       =======      ========     ========


NOTE 8. INCOME TAXES

The provision for income taxes is comprised of the following:

                                                                               YEAR ENDED JUNE 30,
                                                                       ----------------------------------
                  (IN THOUSANDS OF DOLLARS)                              1999         1998         1997
                  ---------------------------------------------------------------------------------------
                  Current taxes (refundable).........................  $(3,083)     $ (1,539)    $  2,766
                  Foreign............................................    1,161           399           --
                  Deferred...........................................   17,303        10,861        3,865
                                                                       -------      --------     --------
                      Total..........................................  $15,381      $  9,721     $  6,631
                                                                       =======      ========     ========


A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to earnings from continuing operations is as follows:

                                                                                            YEAR ENDED JUNE 30,
                                                                          -------------------------------------------------------
         (IN THOUSANDS OF DOLLARS)                                              1999                1998                1997
         ------------------------------------------------------------------------------------------------------------------------
                                                                            $         %         $         %         $         %
                                                                          ------     ----     ------     ----     ------     ----
         Provision for income taxes at the federal statutory rate ...     12,267     35.0      7,896     35.0      5,318     35.0
         State income taxes, net of federal tax benefit .............      1,676      4.8      1,023      4.5        850      5.6
         Foreign taxes, net of federal tax benefit ..................        755      2.2        259      1.1         --       --
         Limitation on utilization of foreign losses ................        503      1.4        332      1.5         --       --
         Other ......................................................        180      0.5        211      0.9        463      3.0
                                                                          ------     ----     ------     ----     ------     ----
              Total .................................................     15,381     43.9      9,721     43.0      6,631     43.6
                                                                          ======     ====     ======     ====     ======     ====


Earnings before minority interest, equity in net loss of investees, and provision for income taxes consist of the following:

                                                                               YEAR ENDED JUNE 30,
                                                                       ----------------------------------
                  (IN THOUSANDS OF DOLLARS)                              1999         1998         1997
                  ---------------------------------------------------------------------------------------
                  Domestic...........................................  $34,261      $ 21,783     $ 15,040
                  Foreign............................................      670         1,109          435
                                                                       -------      --------     --------
                      Total..........................................  $34,931      $ 22,892     $ 15,475
                                                                       =======      ========     ========

The major components of our net deferred tax liabilities of $36.7 million and $19.4 million at June 30, 1999 and 1998, respectively, are as follows:

                                                                                 YEAR ENDED JUNE 30,
                                                                             ---------------------------
                  (IN THOUSANDS OF DOLLARS)                                     1999             1998
                  --------------------------------------------------------------------------------------
                  Accumulated depreciation ................................  $  34,913         $  30,576
                  Deferred gain on financing transactions .................     17,871             8,955
                  Loss on hedging activities ..............................      1,376             1,397
                  Other ...................................................        834               259
                                                                             ---------         ---------
                      Total deferred tax liability.........................  $  54,994         $  41,187
                                                                             ---------         ---------

                  Deferred recognition of lease income.....................  $  11,106         $  16,086
                  Allowance for losses on receivables .....................      3,792             3,584
                  State income taxes ......................................      1,447             1,004
                  Other....................................................      1,953             1,120
                                                                             ---------         ---------
                      Total deferred tax asset.............................  $  18,298         $  21,794
                                                                             ---------         ---------

                      Total net deferred tax liability.....................  $  36,696         $  19,393
                                                                             =========         =========


NOTE 9. SHAREHOLDERS' EQUITY

During fiscal year 1998, we issued 300,000 shares of our common stock in a private offering and 2,640,000 shares in a public offering for which we received net proceeds of $4.9 million and $53.1 million, respectively. The net proceeds were used:

- To fund our growth, including increasing the amount of equipment and medical receivables contracts we can fund;

-        To develop our expanding international operations;

-        For other working capital needs and

-        For general corporate purposes.

The 400,000 shares for the 1995 MEFC acquisition were issued in June 1998 and registered in January 1999.

In March 1998 and October 1997, we issued options to purchase a total of 75,000 and 50,000 common shares at $15.00 and $15.3125 per share, respectively, to directors of the Company. We record no compensation expense on these transactions and the options vest at various dates through August 2000 and expire in March 2008.

In November 1997, we acquired a healthcare-based merchant funding group whose key product offerings are private debt placement, loan syndication, bridge and subordinated debt financing, and mortgage loan arrangement for clients operating in the long term/assisted care and specialized hospital markets. We issued 84,011 shares of our common stock for the acquisition at a price of $18.45 per share. The transaction was accounted for as a pooling of interests and, therefore, all prior financial statements presented have been restated as if the merger took place at the beginning of such periods. The shares were allocated to the four companies as follows:

                                                                        PERIOD       NUMBER OF
                           COMPANY                                     AFFECTED    SHARES ISSUED
                           ---------------------------------------------------------------------
                           J. G. Wentworth Securities, Inc.........   Fiscal 1995      42,005
                           J. G. Wentworth Mortgage Funding LP.....   Fiscal 1997      27,100
                           J. G. Wentworth Partners LP.............   Fiscal 1997      10,840
                           J. G. Wentworth Partners, Inc...........   Fiscal 1997       4,066
                                                                                      -------
                               Total................................................   84,011
                                                                                      =======

In June 1997, we granted options to purchase 100,000 shares DVI common stock at an exercise price of $13.50 per share as compensation to a financial advisory firm. The options will vest on a pro-rata basis over a twenty-four month period, or 4,167 shares per month. The options are exercisable for a period of five years from the date of grant.

Prior to June 30, 1994, we issued warrants to purchase a total of 80,000 common shares at prices between $7.625 and $8.375 per share to all directors. During fiscal 1999, 20,000 shares at $7.625 were exercised. During fiscal 1998, 10,000 shares at $8.375 and 10,000 at $7.625 were exercised. The 20,000 warrants still outstanding at June 30, 1999 are fully vested and will expire on October 16, 2000.

In June 1994, we issued convertible subordinated notes to related and unrelated parties which are convertible at the option of the holder into 1,415,094 shares of common stock at $10.60 per share. There were no conversions to common stock during fiscal years 1999 and 1998. During the year ended June 30, 1997, $600,000 of these notes was converted into 56,603 shares of common stock. As of June 30, 1999, cumulative conversions of these notes were $1.1 million into 103,772 shares of common stock.

NOTE 10.   STOCK OPTION PLAN AND INCENTIVE AGREEMENT

We had a stock option plan from August 1986 that provided for the granting of options to employees to purchase up to 1,250,000 shares of our common stock at the fair market value at the date of grant. Options granted under this plan generally vest over three to five years from the date of grant and expire ten years after the date of the grant. Any unexercised options are canceled 90 days after the termination of the employee and are returned to the plan. This plan expired in August 1996.

Our current stock option plan, effective August 1996, provides for the granting of options to employees, consultants and directors to purchase up to 1,500,000 shares of our common stock at the fair market value at the date of grant. Consistent with the plan, options in excess of 1,500,000 were approved by the Board of Directors and granted both before and after June 30, 1999, subject to shareholder approval at our next annual meeting. Options granted under this plan generally vest over three to five years from the date of grant and expire ten years after the date of the grant. Any unexercised options are canceled 90 days after the termination of the employee and are returned to the plan. This plan will expire in August 2006.

The following table summarizes the activity under the plans for the periods indicated:

                                                                                                  WEIGHTED AVERAGE
                                                           OPTIONS           EXERCISE PRICE        EXERCISE PRICE
                                                         OUTSTANDING            PER SHARE             PER SHARE
         ----------------------------------------------------------------------------------------------------------
         Outstanding at July 1, 1996..................     627,209        $  1.75   - $ 13.13        $   9.17
         Granted......................................     291,500          12.75   -   14.63           14.05
         Exercised....................................     (40,875)          5.00   -   10.38            7.56
         Canceled.....................................      (8,534)
                                                        -----------

         Outstanding at June 30, 1997.................     869,300        $  1.75   - $ 14.63        $  10.85
         Granted......................................     653,000          14.44   -   25.06           16.71
         Exercised....................................    (109,499)          1.75   -   15.31            7.94
         Canceled.....................................      (1,350)
                                                        -----------

         Outstanding at June 30, 1998.................   1,411,451        $  4.06   - $ 25.06        $  13.79
         Granted......................................     795,800          13.94   -   22.50           15.94
         Exercised....................................     (68,250)          5.00   -   18.06           12.79
         Canceled.....................................     (81,368)         15.19   -   22.00           20.37
                                                        -----------

         Outstanding at June 30, 1999.................   2,057,633        $  4.06   - $ 25.06        $  14.41
                                                        ==========

The following table summarizes stock options outstanding at June 30, 1999:



                                                                                                             WEIGHTED AVG.
          NUMBER OF             NUMBER OF                              NUMBER OF                               REMAINING
           OPTIONS               OPTIONS       WEIGHTED AVERAGE         OPTIONS        WEIGHTED AVERAGE    CONTRACTUAL LIFE
   RANGE OF EXERCISE PRICE     OUTSTANDING      EXERCISE PRICE        EXERCISABLE       EXERCISE PRICE          (YEARS)
---------------------------------------------------------------------------------------------------------------------------
   $  4.06    - $  9.13           262,150           $  7.81              262,150            $  7.81                4
     10.38    -   13.50           304,184             12.80              292,516              12.80                4
     13.88    -   15.19           169,667             14.54               94,495              14.53                8
     15.31    -   15.31           441,432             15.31              163,858              15.31                8
     15.50    -   15.50           652,700             15.50                  400              15.50                9
     15.75    -   20.63           210,500             18.84               35,329              19.04                9
     21.13    -   22.50             7,000             22.11                  666              21.13                9
     25.06    -   25.06            10,000             25.06                3,333              25.06                9
                               ----------                              ---------
                                2,057,633           $ 14.41              852,747            $ 12.25                7
                               ==========                              =========


If compensation cost for our stock option plan had been determined based on the fair value at the date of awards consistent with the fair value method described in SFAS No. 123, our net income, basic earnings per share, and diluted earnings per share would be reduced to the following proforma amounts at June 30, 1999, 1998 and 1997:

                                                                               YEAR ENDED JUNE 30,
                                                                       -----------------------------------
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)           1999         1998         1997
                  ----------------------------------------------------------------------------------------
                  Net income.........................................  $17,000      $ 12,000     $  8,700
                                                                       =======      ========     ========

                  Basic earnings per share...........................   $ 1.21       $ 1.05       $  0.78
                                                                        ======       ======       =======

                  Diluted earnings per share.........................   $ 1.13       $ 0.97       $  0.70
                                                                        ======       ======       =======


Significant assumptions used to calculate the fair value of awards for June 30, 1999, 1998 and 1997 are as follows:

                                                                               YEAR ENDED JUNE 30,
                                                                        -------------------------------
                                                                         1999         1998         1997
                  -------------------------------------------------------------------------------------
                  Weighted average risk-free rate of return..........    5.4%         6.0%         6.3%
                  Expected option life (in months)...................     60           60           60
                  Expected volatility................................     63%          38%          32%
                  Expected dividends.................................      -            -            -


We have an employee incentive agreement ("Agreement"). Under this Agreement, we have agreed, subject to the discretion of our Compensation Committee, to issue from time to time an aggregate of not more than 200,000 shares of DVI common stock ("Incentive Shares") to certain of our employees. Eligible employees must be employed by us during the above-described 30-day period in order to receive any Incentive Shares. When issuing shares under these conditions, we will record compensation expense equal to the fair value of the common shares issued at the date the Compensation Committee awards the shares.

NOTE 11.   RECONCILIATION OF EARNINGS PER SHARE CALCULATION

                                                                                        YEAR ENDED JUNE 30,
                                                                                 ----------------------------------
         (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)                          1999         1998         1997
         ----------------------------------------------------------------------------------------------------------

         BASIC
         Income available to common shareholders..............................   $19,668      $12,858      $  8,563
         Average common shares................................................    14,108       11,464        10,968

         Basic earnings per common share......................................   $  1.39      $  1.12      $   0.78
                                                                                 =======      =======      ========


         DILUTED

         Income available to common shareholders..............................   $19,668      $12,858      $  8,563
         Effect of dilutive securities:
         Convertible debentures...............................................       736          736           736
                                                                                 -------      -------      --------
         Diluted income available to common shareholders......................   $20,404      $13,594      $  9,299

         Average common shares................................................    14,108       11,464        10,968
         Effect of dilutive securities:
         Warrants.............................................................        12           97            29
         Options..............................................................       255          374           179
         Convertible debentures...............................................     1,311        1,311         1,311
                                                                                 -------      -------      --------
         Diluted average common shares........................................    15,686       13,246        12,487

         Diluted earnings per common share....................................   $  1.30      $  1.03      $   0.74
                                                                                 =======      =======      ========


NOTE 12.   RELATED PARTY TRANSACTIONS

Our principal executive offices located in Doylestown, Pennsylvania are leased from a party related to a shareholder and director of the Company. The lease commenced in December 1994 and we recorded rent expense under this lease of $447,074, $322,229, and $242,510 for the years ended June 30, 1999, 1998, and
1997, respectively. We are currently negotiating the lease of a new, larger principal office that we will lease from the same related party.

At June 30, 1999 and 1998, receivables in installments from entities in which we have an interest totaled $2.6 million and $6.6 million, respectively.

As of June 30, 1999 and 1998, we had loans receivable from Company officers and employees totaling $912,387 and $550,000, respectively.

In April 1999, we purchased convertible debentures in Diversified Therapy for $250,000. In March 1999, we acquired preferred stock of U.S. Cancer Care for a total of $7.5 million.

As of June 30, 1998 we had an investment in the Series F and G preferred stock of DIS and cumulative deferred dividends related to that stock totaling $5.1 million. As part of an overall restructuring of their equipment contracts and other indebtedness to us, DIS repurchased their stock and paid the dividends in December 1998.

As of June 30, 1999 and 1998, we had convertible subordinated notes at an unamortized cost totaling $9.6 million to related parties.

NOTE 13.   COMMITMENTS AND CONTINGENCIES

FACILITY LEASES - We lease our facilities under noncancelable operating leases with terms in excess of one year. The lease for our principal facility expires in August 2007. We are currently negotiating the lease of a new, larger principal office. Construction is scheduled to be completed by April 2000, and we anticipate commencing the lease in May 2000. Rent expense for all of our domestic and international office space for the years ended June 30, 1999, 1998 and 1997 amounted to approximately $1.8 million, $0.9 million and $0.7 million, respectively. Future minimum lease payments under these leases are as follows:

                           (IN THOUSANDS OF DOLLARS)
                                                                                 FUTURE MINIMUM
                           YEAR ENDED JUNE 30,                                   LEASE PAYMENTS
                           --------------------------------------------------------------------
                           2000....................................................  $  1,973
                           2001....................................................     2,168
                           2002....................................................     1,862
                           2003....................................................     1,656
                           2004....................................................     1,458
                           Thereafter..............................................     6,922
                                                                                     --------
                               Total...............................................  $ 16,039
                                                                                     ========


CONTINGENCIES - Under certain limited recourse agreements, we may be required to provide for losses incurred on uncollected lease and medical receivables previously securitized. At June 30, 1999, the maximum contingent liability under the limited recourse agreements amounted to $62.1 million. This contingent liability, however, could be offset by any proceeds received from the resale or remarketing of available equipment financed under the agreements or outstanding medical receivables collected.

We have $320.0 million available under two facilities with the option to sell to each certain equipment contracts. As of June 30, 1999, $286.8 million was sold to these facilities. Our obligations under these facilities include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

We have credit lines of $6.2 million available from four foreign banks, of which $4.9 million was used as of June 30, 1999 to provide for the future payment of guarantees made by DVI Europe, a branch office of DVI Financial Services. We record the present value of the future obligation as an asset within receivables and the corresponding liability within other liabilities at the date the guarantee is assumed. At June 30, 1999, the present value recorded for these guarantees was $3.6 million.

We had receivables from and investments in U.S. Cancer Care ("USCC") aggregating $9.3 million at June 30, 1999. Management has reviewed the value of the collateral that secures the contracts to USCC and is confident that there is sufficient collateral to cover contracts outstanding.

As of June 30, 1999 we had unfunded contract commitments of $205.6 million.

LITIGATION - We are involved in litigation both as a plaintiff and as defendant in matters arising out of our normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on our consolidated financial statements.

NOTE 14.   BENEFIT PLANS

We maintain and administer an Employee Savings Plan ("Plan") pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by our Board of Directors. Substantially all full-time employees are eligible to participate. Each eligible employee can contribute up to 17% of his/her base salary up to a maximum of $10,000 per year. The Plan also provides for Company matching of employee contributions. Prior to January 1, 1999, this Company matching was 40% up to $500 per employee per year. Effective January 1, 1999, the Company matching is 25% up to $2,500 per employee per year. Company contributions to the Plan totaled $196,000, $60,000 and $60,000 during the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 15.   ACQUISITIONS

In November 1997, we acquired a healthcare-based merchant funding group whose key product offerings are private debt placement, loan syndication, subordinated debt, bridge financing and mortgage loan arrangement for clients operating in the long term, assisted care and specialized hospital markets. The group included J. G. Wentworth Partners, Inc., J. G. Wentworth Partners, LP; J. G. Wentworth Mortgage Funding, LP; and J. G. Wentworth Securities, Inc. (collectively, "Wentworth"). We issued 84,011 shares of our common stock for the acquisition at a price of $18.45 per share. The transaction was accounted for as a pooling of interests and, therefore, all prior financial statements presented have been restated as if the merger took place at the beginning of such periods.

Separate results of operations for the periods prior to the merger are as follows:

                                                                     FOUR MONTHS ENDED       YEAR ENDED
                  (IN THOUSANDS OF DOLLARS)                          OCTOBER 31, 1997       JUNE 30, 1997
                  ----------------------------------------------------------------------------------------

                  TOTAL FINANCE AND OTHER INCOME:
                  DVI, Inc.............................................  $  21,385            $  55,971
                  Wentworth............................................        632                  363
                                                                         ---------            ---------
                      Total............................................  $  22,017            $  56,334
                                                                         =========            =========

                  NET EARNINGS:

                  DVI, Inc.............................................  $   2,389            $   8,941
                  Wentworth............................................         12                 (378)
                                                                         ---------            ---------
                      Total............................................  $   2,401            $   8,563
                                                                         =========            =========


In June 1998, we acquired for cash a 99% partnership interest in and certain assets of Third Coast Venture Lease Partners I, L.P. ("TCC"), for $9.3 million for which no goodwill was recorded. TCC is a Chicago-based venture leasing operation, founded in 1996, which provides asset-backed financing to emerging growth companies for their key operating assets through lease lines of credit and other financial structures. The purchase price was allocated to individual assets based on estimates of their fair market value. The acquired assets were included in our balance sheet as of June 30, 1998 with no effect on operating statements. Had the purchase of TCC occurred two years prior, its revenue and net earnings would have had an immaterial effect on the consolidated results of our operations for fiscal years 1998 and 1997. In February 1999, we purchased the remaining partnership interest in TCC resulting in goodwill of $0.9 million.

In September 1998, we acquired for cash substantially all the assets and retained all of the employees of a "small ticket" medical equipment financing business, referred to as DVI Strategic Partner Group ("DVI SPG"), formerly known as Affiliated Capital, from Irwin Financial Corporation. We paid $77.5 million for this acquisition. DVI SPG is a Chicago-based medical equipment leasing company that was founded 16 years ago. At the time of purchase, it employed 39 people operating in five regional sales offices and generated new lease transactions through 27 vendor relationships. DVI SPG had approximately 8,700 customer contracts involving doctors and dentists with an original average equipment cost of $15,000. Had the purchase of DVI SPG occurred at the beginning of fiscal 1998, our total finance and other income would have been $83.5 million and net earnings would have been $12.8 million.

In addition, in September 1998, we purchased Healthcare Technology Solutions ("HTS"), a custom software design firm that has been providing software and services to the healthcare industry for approximately 20 years. HTS specializes in accounts receivable analysis software designed for financial services companies and accounts receivable collection software designed for healthcare providers.

NOTE 16.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Following is a summary of the estimated fair value of our consolidated financial instruments at June 30, 1999 and 1998. We determined these estimated fair value amounts using available market information and appropriate valuation methodologies such as market quotations and discounting expected cash flows using current market rates. For short-term and floating rate instruments, the carrying values approximate fair value. Considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein were based on information available as of June 30, 1999 and 1998. Although we are not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since June 30, 1999; therefore, current estimates of fair value may differ significantly from the amounts presented herein.
All instruments we hold are classified as other than trading.

                  (IN MILLIONS OF DOLLARS)
                                                                                  CARRYING     ESTIMATED
                  YEAR ENDED JUNE 30, 1999                                         AMOUNT     FAIR VALUE
                  ----------------------------------------------------------------------------------------
                  Assets:
                    Cash and cash equivalents....................................  $   5.7      $   5.7
                    Restricted cash and cash equivalents.........................     36.7         36.7
                    Amounts due from portfolio sale..............................      7.8          7.8
                    Receivables in installments (excluding investment in direct
                      financing leases)..........................................    389.8        380.3
                    Notes collateralized by medical receivables..................    191.8        191.8
                    Recourse credit enhancements.................................     62.1         58.0

                  Liabilities:
                    Borrowings under warehouse facilities........................  $ 270.4      $ 270.4
                    Discounted receivables.......................................    276.6        277.3
                    Senior notes.................................................    155.0        150.4
                    Other debt...................................................     56.6         56.4
                    Convertible subordinated notes...............................     13.9         22.5


                                                                                  CARRYING     ESTIMATED
                  YEAR ENDED JUNE 30, 1998                                         AMOUNT     FAIR VALUE
                  ----------------------------------------------------------------------------------------

                  Assets:
                    Cash and cash equivalents....................................  $  15.2      $  15.2
                    Restricted cash and cash equivalents.........................     47.6         47.6
                    Receivables in installments (excluding investment in direct
                      financing leases...........................................    289.5        289.6
                    Notes collateralized by medical receivables..................    141.0        141.0
                    Recourse credit enhancements.................................     51.9         51.9

                  Liabilities:
                    Borrowings under warehouse facilities........................  $  83.1      $  83.1
                    Discounted receivables.......................................    349.3        351.4
                    Senior notes.................................................    100.0        100.0
                    Other debt...................................................     16.0         16.0
                    Convertible subordinated notes...............................     13.9         13.9

The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND AMOUNTS DUE FROM PORTFOLIO SALE - Due to their short-term nature, the carrying values of cash and its equivalents approximates fair value.

RECEIVABLE IN INSTALLMENTS - The fair value of the financing contracts was estimated by discounting expected cash flows using the current rates at which contracts of similar fixed-rate credit quality, size and remaining maturity would be made as of June 30, 1999 and 1998. We believe that the risk factor embedded in the entry-value interest rates applicable to performing contracts for which there are no known credit concerns results in a fair valuation of such contracts on an entry-value basis. The fair value of the floating rate contracts was estimated at carrying value. In accordance with SFAS 107, we excluded receivables from lease contracts of approximately $328.3 million and $231.0 million as of June 30, 1999 and 1998, respectively, from the receivable in installments fair value calculation.

RECOURSE CREDIT ENHANCEMENTS - The fair value of the recourse credit enhancements was determined by discounting the expected future cash flows using current rates for similar credit quality and remaining maturity. At June 30, 1998, the fair value was estimated at carrying value.

NOTES COLLATERALIZED BY MEDICAL RECEIVABLES - Due to their floating rate nature, the carrying value of notes collateralized by medical receivables approximates fair value.

BORROWINGS UNDER WAREHOUSE FACILITIES - The carrying values of the warehouse borrowings estimate fair value due to their short-term nature and floating rates.

DISCOUNTED RECEIVABLES - The fair value of discounted receivables, related to the securitization of contracts, was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities, except for floating rate securitizations in which the carrying value approximates fair value.

OTHER DEBT, SENIOR NOTES AND CONVERTIBLE SUBORDINATED NOTES - The fair value of other debt was estimated at the incremental current market borrowing rate. The fair values of the senior notes and convertible subordinated notes were determined based on their quoted market prices. At June 30, 1998, the fair values were estimated at carrying value.

DERIVATIVE FINANCIAL INSTRUMENTS - We use off-balance sheet derivative financial instruments to hedge interest rate risk. Our interest rate risk is associated with variable rate funding of the fixed rate contracts and the timing difference between temporary funding through the warehouse and permanent funding through either securitization or sale.
We use derivatives to manage three components of this interest rate risk:

-        Interest sensitivity adjustments,
-        Pricing of anticipated contract securitizations and sales and
-        Interest rate spread protection.

In addition, we have foreign currency exposures in our international operations due to lending in some areas in local currencies. As a general practice, we have not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars. Our preferred method for minimizing foreign currency transaction exposure is to fund local currency assets with local currency borrowings. For specific local currency-denominated receivables or for a portfolio of local currency-denominated receivables for a specific period of time, hedging with derivative financial instruments may be necessary to manage the foreign currency exposure derived from funding in U.S. dollars.

The following represents a summary of derivative financial instruments held at June 30, 1999 and 1998:

                                                                                  JUNE 30, 1999
                                                                -------------------------------------------------
                                                                   NOTIONAL           FAIR            DEFERRED
                                                                    AMOUNT            VALUE        GAINS/(LOSSES)
         ---------------------------------------------------------------------------------------------------------
         Treasury locks.......................................  $  400.0 million   $  609,332        $  773,440
         Swaps................................................      15.0 million       27,442                --
         Options..............................................     100.0 million      (24,254)               --
         Foreign exchange cross currency interest rate swap...       7.2 million      596,000                --
         Foreign exchange forward rate agreements.............       6.7 million      183,395                --
         Foreign exchange interest rate swap..................       2.4 million         (178)               --


                                                                                  JUNE 30, 1998
                                                                -------------------------------------------------
                                                                   NOTIONAL           FAIR            DEFERRED
                                                                    AMOUNT            VALUE        GAINS/(LOSSES)
         --------------------------------------------------------------------------------------------------------
         Swaps................................................  $   23.5 million   $  (21,397)       $       --
         Options..............................................     150.0 million     (107,398)         (443,559)
         Foreign exchange cross currency interest rate swap...       4.2 million       36,650           (10,000)


Credit risk exists for these derivative instruments since a counterparty for any of these instruments may fail to make required payments in our favor. We seek to manage the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings. The fair value of the derivative positions was determined by market dealers using appropriate valuation methodologies.

SWAPS - Interest rate swaps are used to reduce the impact of rising interest rates in certain contract sale facilities where the cash flows from the contracts sold are at fixed rates but the borrowing costs are at variable rates. Our swaps pay fixed rates of 3.7% to 5.84% and receive LIBOR (or a country's equivalent) rates ranging from three to six months.
The swaps mature through October 2004.

FORWARDS AND OPTIONS - Treasury locks and collars are used to hedge the interest rate risk on anticipated contract securitizations and sales. Treasury lock and collar transactions lock in specific rates and a narrow range of rates, respectively, of Treasury notes having maturities comparable to the average life of the anticipated securitizations and sales. The open positions at June 30, 1999 are for securitizations and sales expected to occur in the first and second quarters of fiscal 2000. We deferred $1.3 million in losses associated with securitized transactions in fiscal years 1999 and 1998. We recognized losses on securitized transactions of $2.6 million, $0.2 million, and $0.1 million for the years ended June 30, 1999, 1998 and 1997, respectively.

FOREIGN EXCHANGE FORWARD CONTRACTS - We have international operations and foreign currency exposures at some of these operations due to lending in local currencies. As a general practice, we have not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars. Foreign exchange forward contracts are used to hedge the amount receivable to the U.S. parent for specific portfolios in German deutsche marks and Spanish pesetas. At June 30, 1999, we had $11.4 million in forward contracts and cross-currency interest rate swaps for deutsche marks. We also had $2.5 million in forward contracts for Spanish pesetas and $2.4 million in an interest rate swap for Australian dollars. These foreign exchange forward contracts are accounted for as hedges of foreign currency.

NOTE 17.   QUARTERLY FINANCIAL DATA (UNAUDITED AND NOT REVIEWED)

The following is a summary of the quarterly results of operations for the fiscal years ended June 30, 1999 and 1998:

                                                                             FISCAL YEAR 1999
                                                          ---------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                                          ---------------------------------------------------------
         (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)  SEPTEMBER 30  DECEMBER 31      MARCH 31        JUNE 30
         ----------------------------------------------------------------------------------------------------------
         Finance and other income......................   $ 21,815       $  25,664      $  26,611       $ 29,708
         Net finance income............................     16,126          18,101         18,385         20,149
         Earnings before minority interest, equity in
           net loss of investees, and provision for
           income taxes................................      7,975           8,428          8,681          9,847
         Net earnings..................................      4,544           4,823          4,943          5,358

         Net earnings per common and common
           equivalent share - basic....................   $   0.32       $    0.34      $    0.35       $   0.38
                                                          ========       =========      =========       ========
         Net earnings per common and common
           equivalent share - diluted..................   $   0.30       $    0.32      $    0.33       $   0.35
                                                          ========       =========      =========       ========


                                                                             FISCAL YEAR 1998
                                                          ---------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                                          ---------------------------------------------------------
         (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)  SEPTEMBER 30  DECEMBER 31      MARCH 31        JUNE 30
         ----------------------------------------------------------------------------------------------------------
         Finance and other income......................   $ 16,134       $  18,477      $  19,486       $ 20,258
         Net finance income............................      9,530          11,477         11,566         13,547
         Earnings before minority interest, equity in
           net loss of investees, and provision for
           income taxes................................      4,752           5,338          5,488          7,314
         Net earnings..................................      2,590           3,014          3,365          3,889

         Net earnings per common and common
           equivalent share - basic....................   $   0.23       $    0.27      $    0.30       $   0.32
                                                          ========       =========      =========       ========
         Net earnings per common and common
           equivalent share - diluted..................   $   0.22       $    0.25      $    0.27       $   0.29
                                                          ========       =========      =========       ========

NOTE 18.   SEGMENT REPORTING

In June 1999, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of operating segments in interim and annual financial statements, as well as requiring related disclosures about products and services, geographic areas and major customers. In accordance with this standard, we have determined the following reportable segments based on the types of our financings:

-        Equipment financing, which includes:

         - Sophisticated medical equipment financing directly to U.S. and international end users,

         - Medical equipment contracts acquired from originators that generally do not have access to cost-effective permanent funding and

         -        "Small ticket" equipment financing,

-        Medical receivables financing, which includes:

         - Medical receivable lines of credit issued to a wide variety of healthcare providers and

         -        Software tracking of medical receivables

-        Corporate and all other, which includes:

         - Interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to our customers operating in the long-term care, assisted care and specialized hospital markets;

         - Asset-backed financing (including lease lines of credit) to emerging growth companies and

         -        Miscellaneous corporate income and overhead allocations.

The following information reconciles our reportable segment information to consolidated totals:

                                                                        YEAR ENDED JUNE 30, 1999
                                                      -------------------------------------------------------------
                                                      TOTAL FINANCE AND  INTEREST        NET         MANAGED NET
         (IN THOUSANDS OF DOLLARS)                      OTHER INCOME      EXPENSE     EARNINGS     FINANCED ASSETS
         ----------------------------------------------------------------------------------------------------------
         Equipment financing..........................  $   80,099       $  47,591    $  20,633     $ 1,418,228
         Medical receivables financing................      23,000          12,632        2,052         186,419
         Corporate and all other......................         699             627       (3,017)         57,151
                                                        ----------       ---------    ----------    -----------
              Consolidated total......................  $  103,798       $  60,850    $  19,668     $ 1,661,798
                                                        ==========       =========    =========     ===========


                                                                        YEAR ENDED JUNE 30, 1998
                                                      -------------------------------------------------------------
                                                      TOTAL FINANCE AND  INTEREST        NET         MANAGED NET
         (IN THOUSANDS OF DOLLARS)                      OTHER INCOME      EXPENSE     EARNINGS     FINANCED ASSETS
         ----------------------------------------------------------------------------------------------------------
         Equipment financing..........................  $   57,368       $  38,958    $  17,159     $ 1,068,977
         Medical receivables financing................      19,178          10,424        2,310         136,562
         Corporate and all other......................      (2,191)           (170)      (6,611)         17,489
                                                        -----------      ----------   ----------    -----------
              Consolidated total......................  $   74,355       $  49,212    $  12,858     $ 1,223,028
                                                        ==========       =========    =========     ===========


Segment information is not available for year ended June 30, 1997.

GEOGRAPHIC INFORMATION

We attribute finance and other income earned and managed net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and balances of managed net financed assets for years ended and at June 30, 1999 and 1998 by geographic area are as follows:

                                                                          YEAR ENDED JUNE 30, 1999
                                                                   --------------------------------------
                                                                   TOTAL FINANCE AND        MANAGED NET
                  (IN THOUSANDS OF DOLLARS)                          OTHER INCOME         FINANCED ASSETS
                  ---------------------------------------------------------------------------------------
                  United States....................................   $   84,785            $ 1,448,806
                  International....................................       19,013                212,992
                                                                      ----------            -----------
                      Total........................................   $  103,798            $ 1,661,798
                                                                      ==========            ===========


                                                                          YEAR ENDED JUNE 30, 1998
                                                                   --------------------------------------
                                                                   TOTAL FINANCE AND        MANAGED NET
                  (IN THOUSANDS OF DOLLARS)                          OTHER INCOME         FINANCED ASSETS
                  ---------------------------------------------------------------------------------------
                  United States....................................   $   65,276            $ 1,068,983
                  International....................................        9,079                154,045
                                                                      ----------            -----------
                      Total........................................   $   74,355            $ 1,223,028
                                                                      ==========            ===========


MAJOR CUSTOMER INFORMATION

We have no single customer that accounts for 10% or more of revenue for years ended June 30, 1999 and 1998.

NOTE 19.   SUBSEQUENT EVENTS

On July 1, 1999, we increased our ownership in Medical Equipment Credit Pte Ltd. ("MEC") from 40% to 80% with the purchase of an additional 2.8 million shares of common stock of MEC from Philips Medical Systems International B.V., a shareholder of MEC, for $475,000. Prior to this transaction, we recorded our investment in MEC using the equity method of accounting. Beginning July 1, 1999 MEC's balance sheet and results of operations will be fully consolidated with DVI. Had this increase in ownership occurred at the beginning of fiscal 1997, our net earnings would have been $19.4 million, $12.3 million, and $8.3 million for the years ended June 30, 1999, 1998 and 1997, respectively.


                                       ***

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's directors is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1999, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1999, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 28, 1999, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

     (1) Financial Statements:

         See Index to Consolidated Financial Statements included as part of this Form 10-K on Page 31.

     (2) Financial Statement Schedules:

SCHEDULE                                                                PAGE
 NUMBER                           DESCRIPTION                          NUMBER
   II.              Amounts Receivable from Related Parties              64

     All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

     (3) Exhibits:

         See Index to Exhibits of this Form 10-K on Pages 65-66.

(b)  REPORTS ON FORM 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DVI, INC.
                                                 ---------
                                               (Registrant)



Date:    September 10, 1999          By    /s/  MICHAEL A. O'HANLON
                                           ----------------------------------
                                           Michael A. O'Hanlon
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                        Title                             Date
---------                                        -----                             ----
Principal Financial Officer:

/s/  STEVEN R. GARFINKEL               Executive Vice President and
------------------------
Steven R. Garfinkel                    Chief Financial Officer               September 10, 1999


Principal Accounting Officer:

/s/  JOHN P. BOYLE                     Vice President and
------------------------
John P. Boyle                          Chief Accounting Officer              September 10, 1999


Directors                                    Date                                                         Date
---------                                    ----                                                         ----
/s/  GERALD L.  COHN                  September 10, 1999      /s/  MICHAEL A.  O'HANLON            September 10, 1999
---------------------------------                             ---------------------------------
Gerald L. Cohn                                                Michael A. O'Hanlon


/s/  WILLIAM S. GOLDBERG              September 10, 1999      /s/  HARRY T. J. ROBERTS             September 10, 1999
---------------------------------                             ---------------------------------
William S. Goldberg                                           Harry T. J. Roberts


/s/  JOHN E. MCHUGH                   September 10, 1999      /s/  NATHAN SHAPIRO                  September 10, 1999
---------------------------------                             ---------------------------------
John E. McHugh                                                Nathan Shapiro

                           DVI, INC. AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES

                                       BALANCE AT
                                        BEGINNING                                           BALANCE AT
NAME OF DEBTOR                           OF YEAR          ADDITIONS        DEDUCTIONS       END OF YEAR
--------------                           -------          ---------        ----------       -----------

Year ended June 30, 1999:
     Michael A. O'Hanlon.............  $  295,000       $  221,000        $       --        $ 516,000
     Mark H. Idzerda.................     220,000               --           220,000               --
     Anthony J. Turek................      35,000          130,982                --          165,982
     Richard Miller..................          --          152,250                --          152,250
     Stuart Murray...................          --           78,155                --           78,155
                                       ----------       ----------        ----------        ---------
         Total.......................  $  550,000       $  582,387        $  220,000        $ 912,387
                                       ==========       ==========        ==========        =========

Year ended June 30, 1998:

     Michael A. O'Hanlon.............  $  285,000       $   10,000        $       --        $ 295,000
     Mark H. Idzerda.................     220,000               --                --          220,000
     Anthony J. Turek................          --           35,000                --           35,000
                                       ----------       ----------        ----------        ---------
         Total.......................  $  505,000       $   45,000        $       --        $ 550,000
                                       ==========       ==========        ==========        =========

Year ended June 30, 1997:

     Michael A. O'Hanlon.............  $  344,000       $       --        $   59,000        $ 285,000
     Mark H. Idzerda.................          --          220,000                --          220,000
                                       ----------       ----------        ----------        ---------
         Total.......................  $  344,000       $  220,000        $   59,000        $ 505,000
                                       ==========       ==========        ==========        =========

Year ended June 30, 1996:

     Michael A. O'Hanlon.............  $   59,000       $  285,000        $       --        $ 344,000
                                       ==========       ==========        ==========        =========

Year ended June 30, 1995:

     Michael A. O'Hanlon.............  $   20,000       $   39,000        $       --        $  59,000
                                       ==========       ==========        ==========        =========

                                  EXHIBIT INDEX

EXHIBIT
-------
NUMBER                             DESCRIPTION
------                             -----------

3.1      Restated Certificate of Incorporation of the Company (12)

3.2 By-laws of the Company and Amendment to By-Laws of the Company dated April 17, 1996. (2)

4.1      Form of Common Stock Certificate.  (3)

4.2      Form of Global Note representing the Senior Notes due 2004.  (4)

4.3      Indenture dated January 27, 1997 between the Company and the Trustee.
         (4)

4.4 First Supplemental Indenture dated January 30, 1997 with respect to the Senior Notes between the Company and the Trustee. (4)

4.5      Form of Global Note representing Senior Notes due 2004. (5)

4.6 Supplemental Indenture dated December 23, 1998 with respect to the Senior Notes between the Company and the Trustee. (5)

10.1     DVI Financial Services Inc. Employee Savings Plan.  (6)

10.2 Purchase Agreement dated as of October 22, 1991, by and among DMR Associates, L.P., HIS Acquisition, Inc. and DVI Financial Services Inc.
         (7)

10.3 Direct Stock Option Agreements, dated as of October 16, 1990, between the Company and certain of the Company's directors. (7)

10.4 Amended and Restated Letter Agreement dated December 15, 1991, between the Company and W.I.G. Securities Limited partnership regarding investment banking services. (7)

10.5 Warrant dated April 27, 1992, executed by the Company on behalf of W.I.G. Securities Limited Partnership. (7)

10.6 Note Purchase Agreement among the Company and the Purchasers listed therein, dated as of June 21, 1994. (8)

10.7 Amendment No. 1 to Note Purchase Agreement among the Company and the Purchasers listed therein, dated as of November 1994. (9)

10.8     Amendment No. 1 to the MEFC Agreement dated as of June 1995.  (9)

10.9 Joint Venture Agreement dated November 10, 1995 among Philips Medical Systems International B.V., the Company and Philadelphia International Equities, Inc. (10)

10.10 Interim Loan and Security Agreement, dated as of February 20, 1997, between Prudential Securities Credit Corporation and DVI Financial Services Inc. (2)

10.11 Shareholders' Agreement dated as of April 27, 1998 by and among DVI International, Inc. (the Company's wholly owned subsidiary), International Finance Corporation, Nederlandse
         Financierings-Maatschappij voor Ontwikkelinglarden N.V., Philadelphia International Equities Inc. and MSF Holding Ltd. (11)

10.12 Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc., International Finance Corporation, MSF Holding Ltd., Cadilur S.A., Estolur S.A., and Natuler S.A. (11)

10.13 Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc., Nederlandse Financierings-Maatschappij voor Ontwikkelinglarden N.V., MSF Holding Ltd., Cadilur S.A., Estolur S.A., and Natuler S.A. (11)

10.14 First Amendment, dated September 30, 1998, to Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc., International Finance Corporation, MSF Holding Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., and Sistemas Financieros S.A. (1)

10.15 First Amendment, dated September 30, 1998, to Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc., Nederlandse Financierings-Maatschappij voor Ontwikkelinglarden N.V., MSF Holding Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., and Sistemas Financieros S.A.
         (13)

10.16 Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September 30, 1998) among DVI, Inc., Nederlandse Financierings-Maatschappij voor Ontwikkelinglarden N.V., MSF Holding Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., and Sistemas Financieros S.A. (14)

10.17 Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September 30, 1998) among International Finance Corporation, MSF Holding Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., and Sistemas Financieros S.A.
         (1)

10.18 Guaranty Agreement dated as of April 27, 1998 by DVI, Inc. in favor of Cadilur S.A. and Natuler S.A. (11)

10.19 Limited Partnership Interest Purchase Agreement dated as of June 30, 1998 by and among Cargill Leasing Corporation, Third Coast SPC-I, L.L.C., Third Coast GP-I, and DVI Financial Services Inc. (11)

10.20    1996 Incentive Stock Option Plan.  (1)

21       Subsidiaries of the Registrant.  (1)

24       Power of Attorney.  (4)

----------
1.       Filed herewith.

2. Filed previously as an Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.

3. Filed as an Exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-84604) and by this reference incorporated herein.

4. Filed previously as an Exhibit to the Company's Current Report on Form 8-K dated January 27, 1997 and by this reference incorporated herein.

5. Filed previously as an Exhibit to the Company's Current Report on Form 8-K dated December 23, 1998 and by this reference incorporated herein.

6. Filed previously as an Exhibit to the Company's Registration Statement on Form S-18 (Registration No. 33-8758) and by this reference incorporated herein.

7. Filed previously as an Exhibit to the Company's Form 10-K (File No. 0-16271) for the year ended June 30, 1990 and by this reference incorporated herein.

8. Filed previously as an Appendix to the Company's Consent Statement dated as of December 29, 1994 and by this reference incorporated herein.

9. Filed previously as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-60547) and by this reference incorporated herein.

10. Filed previously as an Exhibit to the Company's Form 10-K (File No. 0-16271) for the year ended June 30, 1996 and by this reference incorporated herein.

11. Filed previously as an Exhibit to the Company's Form 10-K (File No. 0-16271) for the year ended June 30, 1998 and by this reference incorporated herein.

12. Filed previously as an Exhibit to the Company's Form 10-Q for the quarter ended December 31, 1998 and by this reference incorporated herein.

13. This Exhibit is not being filed herewith because it is substantially identical to Exhibit 10.14 in all material respects except as to the parties thereto.

14. This Exhibit is not being filed herewith because it is substantially identical to Exhibit 10.17 in all material respects except as to the parties thereto.