Form 10-Q
period 1999-09-30
DVI INC
filed 1999-11-15
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

                         Commission File Number 0-16271


                                    DVI, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                           22-2722773
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

         500 HYDE PARK
   DOYLESTOWN, PENNSYLVANIA                                      18901
     (Address of principal                                     (Zip Code)
      executive offices)

Registrant's telephone number, including area code   (215) 345-6600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No

         Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:

COMMON STOCK, $.005 PAR VALUE - 14,213,608 SHARES AS OF OCTOBER 31, 1999.

                           DVI, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                      Page
                                                                                                    Number
PART I.   FINANCIAL INFORMATION:

     ITEM 1.      FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets -
                      September 30, 1999 (unaudited) and June 30, 1999...........................      3-4

                  Consolidated Statements of Operations (unaudited) -
                      Three months ended September 30, 1999 and 1998.............................        5

                  Consolidated Statements of Shareholders' Equity (unaudited) -
                      July 1, 1998 through September 30, 1999....................................        6

                  Consolidated Statements of Cash Flows (unaudited) -
                      Three months ended September 30, 1999 and 1998.............................      7-8

                  Notes to Consolidated Financial Statements (unaudited).........................     9-12

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................    13-15

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    16-21



PART II.   OTHER INFORMATION.....................................................................       22


                  Signatures.....................................................................       23

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                                      September 30,        June 30,
(in thousands of dollars except share data)                                               1999              1999
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)

Cash and cash equivalents.......................................................     $      8,618      $      5,695

Restricted cash and cash equivalents............................................           51,082            36,744

Amounts due from portfolio sale.................................................            1,536             7,827

Receivables:
   Investment in direct financing leases and notes secured by equipment or medical receivables:
       Receivables in installments..............................................          863,097           776,705
       Receivables and notes - related parties..................................            2,520             2,550
       Recourse credit enhancements.............................................           55,765            62,106
       Net notes collateralized by medical receivables..........................          218,591           187,327
       Residual valuation.......................................................           29,667            27,761
       Unearned income..........................................................          (97,750)          (84,443)
                                                                                     -------------     -------------
   Net investment in direct financing leases and notes secured
     by equipment or medical receivables........................................        1,071,890           972,006

   Less: Allowance for losses on receivables....................................          (13,520)          (12,279)
                                                                                     -------------     -------------

Net receivables.................................................................        1,058,370           959,727

Equipment on operating leases
   (net of accumulated depreciation of $7,625 and $6,464, respectively).........           21,648            16,570

Furniture and fixtures
   (net of accumulated depreciation of $4,274 and $3,900, respectively).........            4,883             4,970

Investments.....................................................................            8,480            10,814

Goodwill, net...................................................................           10,112            10,359

Other assets....................................................................           56,759            43,566
                                                                                     ------------      ------------

Total assets....................................................................     $  1,221,488      $  1,096,272
                                                                                     ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                      September 30,      June 30,
(in thousands of dollars except share data)                                               1999             1999
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)

Accounts payable................................................................     $     65,273      $     63,010

Accrued expenses and other liabilities..........................................           22,336            24,769

Borrowings under warehouse facilities...........................................          350,099           270,434

Deferred income taxes...........................................................           36,696            36,696

Long-term debt:
     Discounted receivables (primarily limited recourse)........................          294,881           276,560
     97/8% Senior notes due 2004................................................          155,000           155,000
     Other debt.................................................................           76,250            56,553
     Convertible subordinated notes.............................................           13,900            13,900
                                                                                     ------------      ------------
Total long-term debt............................................................          540,031           502,013
                                                                                     ------------      ------------

Total liabilities...............................................................        1,014,435           896,922

Minority interest in consolidated subsidiaries..................................            7,735             7,703

Shareholders' equity:
     Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
     Common stock, $.005 par value; authorized 25,000,000 shares;
         outstanding 14,213,608 and 14,168,608 shares, respectively.............               71                71
     Additional capital.........................................................          135,100           134,610
     Retained earnings..........................................................           64,627            59,055
     Accumulated other comprehensive loss.......................................             (480)           (2,089)
                                                                                     -------------     ------------

Total shareholders' equity......................................................          199,318           191,647
                                                                                     ------------      ------------

Total liabilities and shareholders' equity......................................     $  1,221,488      $  1,096,272
                                                                                     ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                           Three Months Ended
                                                                                              September 30,
(in thousands of dollars except share data)                                               1999             1998
-------------------------------------------------------------------------------------------------------------------

Finance and other income:
    Amortization of finance income..............................................      $   24,388        $   17,919
    Other income................................................................           7,482             3,896
                                                                                      ----------        ----------

Total finance and other income..................................................          31,870            21,815
Interest expense................................................................          17,909            12,543
                                                                                      ----------        ----------

Net interest and other income...................................................          13,961             9,272
Net gain on sale of financing transactions......................................           7,201             6,854
                                                                                      ----------        ----------

Net finance income..............................................................          21,162            16,126

Selling, general and administrative expenses....................................           8,732             6,646
Provision for losses on receivables ............................................           2,757             1,505
                                                                                      ----------        ----------

Earnings before minority interest, equity in net loss of investees, and
    provision for income taxes..................................................           9,673             7,975

Minority interest in net loss of consolidated subsidiaries......................             133                69
Equity in net loss of investees.................................................             -                 (92)
Provision for income taxes .....................................................           4,234             3,408
                                                                                      ----------        ----------

Net earnings ...................................................................      $    5,572        $    4,544
                                                                                      ==========        ==========

Net earnings per share:

    Basic.......................................................................      $     0.39        $     0.32
                                                                                      ==========        ==========

    Diluted.....................................................................      $     0.37        $     0.30
                                                                                      ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                      Common Stock
                                                     $.005 Par Value                                   Accumulated
                                                  ------------------                                      Other          Total
                                                     $.005 Par Value        Additional     Retained   Comprehensive  Shareholders'
(in thousands of dollars except share data)       Shares      Amount          Capital      Earnings       Loss          Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT JULY 1, 1998....................     14,080,358    $ 70        $  133,516     $  39,387     $  (688)        $172,285

     Net earnings...........................                                                 19,668                       19,668
     Currency translation adjustment........                                                             (1,401)          (1,401)
                                                                                                                      -----------
         Comprehensive income...............                                                                              18,267
     Issuance of common stock upon
         exercise of stock options and
         warrants...........................         88,250       1             1,116                                      1,117
     Cost of issuance of common stock.......                                     (199)                                      (199)
     Non-employee stock option grants.......                                      177                                        177
                                               ------------    ----        ----------     ---------     -------       ----------
BALANCES AT JUNE 30, 1999...................     14,168,608      71           134,610        59,055      (2,089)         191,647

     Net earnings...........................                                                  5,572                        5,572
     Currency translation adjustment........                                                              1,609            1,609
                                                                                                                      ----------
         Comprehensive income...............                                                                               7,181
     Issuance of common stock upon
         exercise of stock options and
         warrants...........................         45,000                       468                                        468
     Non-employee stock option grants.......                                       22                                         22
                                               ------------    ----        ----------     ---------     -------       ----------
BALANCES AT SEPTEMBER 30, 1999..............     14,213,608    $ 71        $  135,100     $  64,627     $  (480)        $199,318
                                               ============    ====        ==========     =========     ========      ==========




The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
(in thousands of dollars)                                                                 1999             1998
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings................................................................      $    5,572        $    4,544
                                                                                      ----------        ----------
    Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
      Equity in net loss of investees...........................................             -                  92
      Depreciation and amortization.............................................           5,156             3,323
      Provision for losses on receivables.......................................           2,757             1,505
      Net gain on sale of financing transactions................................          (7,201)           (6,854)
      Minority interest in net loss of consolidated subsidiaries................            (133)              (69)
      Cumulative translation adjustments........................................           1,609               931
      Changes in assets and liabilities:
      (Increases) decreases in:
          Restricted cash and cash equivalents..................................         (14,338)              534
          Amounts due from portfolio sale.......................................           6,291           (10,766)
          Receivables...........................................................           6,851            (1,141)
          Other assets..........................................................         (14,835)           (1,252)
      Increases (decreases) in:
          Accounts payable......................................................           1,116            22,626
          Accrued expenses and other liabilities................................          (2,694)              460
                                                                                      -----------       ----------
      Total adjustments.........................................................         (15,421)            9,389
                                                                                      -----------       ----------
    Net cash provided by (used in) operating activities.........................          (9,849)           13,933
                                                                                      -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of business.....................................................             -             (74,678)
    Receivables originated or purchased.........................................        (210,987)         (167,502)
    Portfolio receipts net of amounts included in income and
      proceeds from sale of financing transactions..............................         157,033           135,621
    Net increase in notes collateralized by medical receivables.................         (31,264)           (2,551)
    Furniture and fixtures additions............................................            (264)             (870)
                                                                                      -----------       -----------
    Net cash used in investing activities.......................................         (85,482)         (109,980)
                                                                                      ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options and warrants......................................             468               -
    Cost of issuance of common stock............................................             -                (198)
    Borrowings under warehouse facilities, net of repayments....................          59,768           140,056
    Borrowings under long-term debt.............................................          77,691            28,149
    Repayments on long-term debt................................................         (39,673)          (40,333)
                                                                                      ----------        ----------
    Net cash provided by financing activities...................................          98,254           127,674
                                                                                      ----------        ----------


                                                                       continued

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONCLUDED)


                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                      -----------------------------
(in thousands of dollars)                                                                 1999             1998
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents.......................................      $    2,923        $   31,627
Cash and cash equivalents, beginning of period..................................           5,695            15,192
                                                                                      ----------        ----------
Cash and cash equivalents, end of period........................................      $    8,618        $   46,819
                                                                                      ==========        ==========

CASH PAID (RECEIVED) DURING THE PERIOD FOR:

   Interest.....................................................................      $   18,591        $   13,578
                                                                                      ==========        ==========

   Income taxes, net of refunds.................................................      $      (34)       $   (2,088)
                                                                                      ===========       ==========



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In this discussion, the terms "DVI", the "Company", "we", "us" and "our" refer to DVI, Inc. and its subsidiaries, except where it is made clear that such terms mean only DVI, Inc. or an individual subsidiary.

NOTE 1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K for the fiscal year ended June 30, 1999.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of September 30, 1999 and June 30, 1999, the consolidated statements of operations for the three month periods ended September 30, 1999 and 1998, the consolidated statements of shareholders' equity for the period from July 1, 1998 through September 30, 1999, and the consolidated statements of cash flows for the three month periods ended September 30, 1999 and 1998. The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2000.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three month period ended September 30, 1999.


NOTE 2.   ALLOWANCE FOR LOSSES ON RECEIVABLES

The following is an analysis of the allowance for losses on receivables:

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ----------------------
(IN THOUSANDS OF DOLLARS)                                           1999         1998
----------------------------------------------------------------------------------------
Balance, beginning of period....................................  $ 12,279     $  9,955
Provision for losses on receivables.............................     2,757        1,505
Allowance assumed in business acquisition.......................       -          1,337
Net charge-offs.................................................    (1,516)        (903)
                                                                  --------     --------
    Balance, end of period......................................  $ 13,520     $ 11,894
                                                                  ========     ========

NOTE 3.   RECONCILIATION OF EARNINGS PER SHARE CALCULATION

                                                                                               THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                             ----------------------
         (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)                                       1999         1998
         ----------------------------------------------------------------------------------------------------------

         BASIC

         Income available to common shareholders............................................  $ 5,572      $  4,544
         Average common shares..............................................................   14,184        14,080

         Basic earnings per common share....................................................  $  0.39      $   0.32
                                                                                              =======      ========


         DILUTED

         Income available to common shareholders............................................  $ 5,572      $  4,544
         Effect of dilutive securities:
           Convertible debentures...........................................................      184           184
                                                                                              -------      --------
         Diluted income available to common shareholders....................................  $ 5,756      $  4,728

         Average common shares..............................................................   14,184        14,080
         Effect of dilutive securities:
           Warrants.........................................................................       10            23
           Options..........................................................................      244           435
           Convertible debentures...........................................................    1,311         1,311
                                                                                              -------      --------
         Diluted average common shares......................................................   15,749        15,849

         Diluted earnings per common share..................................................  $  0.37      $   0.30
                                                                                              =======      ========


NOTE 4.   HEDGE TRANSACTIONS

At September 30, 1999, we had $300.0 million in Treasury locks and $17.4 million in interest rate swaps. In addition, we also had 375.0 million Spanish pesetas and 10.0 million German deutsche marks in forward contracts.

NOTE 5.   SEGMENT REPORTING

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

         -        "Small ticket" equipment financing.

-        Medical receivables financing, which includes:

         - Medical receivable lines of credit issued to a wide variety of healthcare providers and

         -        Software tracking of medical receivables.

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

The following information reconciles our reportable segment information to consolidated totals:

                                                                  THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                      -------------------------------------------------------------
                                                      TOTAL FINANCE AND  INTEREST        NET         MANAGED NET
         (IN THOUSANDS OF DOLLARS)                      OTHER INCOME      EXPENSE     EARNINGS     FINANCED ASSETS
         ----------------------------------------------------------------------------------------------------------
         Equipment financing..........................  $   20,459       $  12,984    $   3,518     $ 1,526,720
         Medical receivables financing................       6,829           4,128          451         217,233
         Corporate and all other......................       4,582             797        1,603          70,232
                                                        ----------       ---------    ---------     -----------
              Consolidated total......................  $   31,870       $  17,909    $   5,572     $ 1,814,185
                                                        ==========       =========    =========     ===========


                                                                  THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                      -------------------------------------------------------------
                                                      TOTAL FINANCE AND  INTEREST        NET         MANAGED NET
         (IN THOUSANDS OF DOLLARS)                      OTHER INCOME      EXPENSE     EARNINGS     FINANCED ASSETS
         ----------------------------------------------------------------------------------------------------------
         Equipment financing..........................  $   16,340       $   9,726    $   5,206     $ 1,197,335
         Medical receivables financing................       5,388           2,956          575         139,105
         Corporate and all other......................          87            (139)      (1,237)         19,398
                                                        ----------       ----------   ----------    -----------
              Consolidated total......................  $   21,815       $  12,543    $   4,544     $ 1,355,838
                                                        ==========       =========    =========     ===========

GEOGRAPHIC INFORMATION

We attribute finance and other income earned and managed net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of managed net financed assets for the three month periods ended and as of September 30, 1999 and 1998 by geographic area are as follows:

                                                                    THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                   --------------------------------------
                                                                   TOTAL FINANCE AND        MANAGED NET
                  (IN THOUSANDS OF DOLLARS)                          OTHER INCOME         FINANCED ASSETS
                  -------------------------                        -----------------      ---------------
                  United States....................................   $   25,848            $ 1,565,480
                  International....................................        6,022                248,705
                                                                      ----------            -----------
                      Total........................................   $   31,870            $ 1,814,185
                                                                      ==========            ===========


                                                                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                                   --------------------------------------
                                                                   TOTAL FINANCE AND        MANAGED NET
                  (IN THOUSANDS OF DOLLARS)                          OTHER INCOME         FINANCED ASSETS
                  -------------------------                        -----------------      ---------------
                  United States....................................   $   17,819            $ 1,184,230
                  International....................................        3,996                171,608
                                                                      ----------            -----------
                      Total........................................   $   21,815            $ 1,355,838
                                                                      ==========            ===========


MAJOR CUSTOMER INFORMATION

We have no single customer that accounts for 10% or more of revenue for the three month periods ending September 30, 1999 and 1998.

NOTE 6.   SUBSEQUENT EVENTS

We sold 143,000 shares of Cisco Systems, Inc. (Nasdaq: CSCO) in early November 1999, generating income of $10.5 million. The shares were acquired by our Third Coast Capital unit following its exercise of warrants issued by privately-held Cerent Corporation. The warrants were converted into the right to receive shares of Cisco common stock following its acquisition of Cerent Corporation. We recognized $3.8 million of income in the quarter ended September 30, 1999 to reflect the pre-acquisition value of the unexercised warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total equipment financing contracts originated and acquired were $211.3 million for the three month period ended September 30, 1999 compared with $214.6 million for the three month period ended September 30, 1998, a decrease of 1.5%. Net financed assets totaled $1.1 billion at September 30, 1999, an increase of $105.0 million or 10.6% over the total as of June 30, 1999. Not included in net financed assets were the contracts sold but still serviced by us, which increased to $776.4 million as of September 30, 1999 compared to $735.3 million as of June 30, 1999, an increase of 5.6%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $1.8 billion as of September 30, 1999, representing a 9.2% increase over the total as of June 30, 1999.

During the three month period ended September 30, 1999, new commitments of credit in our medical receivables financing business were $24.7 million compared with $33.3 million for the same period of the prior fiscal year, a decrease of 25.8%. Net medical receivables funded at September 30, 1999 totaled $218.6 million, an increase of $31.3 million or 16.7% over the total as of June 30, 1999.

Total finance and other income increased 46.1% to $31.9 million for the three month period ended September 30, 1999 from $21.8 million for the three month period ended September 30, 1998. Finance income was $24.4 million for the three month period ended September 30, 1999, or 5.7% of average net financed assets of $1.1 billion on an annualized basis. This compares to $17.9 million for the three month period ended September 30, 1998, which was an annualized 9.1% of that period's average net financed assets of $790.4 million. This 36.1% increase in finance income was largely due to the overall increase in the size of our loan portfolio. Other income increased 92.0% to $7.5 million for the three month period ended September 30, 1999 as compared to $3.9 million in the comparable prior year period. Other income consists primarily of medical receivables fees, consulting and advisory fees, servicing fees, late charges, amounts received upon exercise of warrants issued by other companies (including Cerent Corporation warrants - see note 6), and contract fees and penalties.

Interest expense was $17.9 million for the three month period ended September 30, 1999, or 6.7% of average net financed assets on an annualized basis. This compares to $12.5 million of interest expense for the three month period ended September 30, 1998, which was an annualized 6.3% of average net financed assets during that period. The $5.4 million increase in interest expense is directly attributed to higher levels of debt necessary to finance a larger average portfolio. The weighted average interest rate on discounted receivables increased to 8.0% for the three month period ended September 30, 1999 compared to 7.7% for the three month period ended September 30, 1998.

The net gain on sale of financing transactions increased 5.1% to $7.2 million for the three month period ended September 30, 1999, representing 7.9% of the $91.1 million in contracts sold during that period. This compares to $6.9 million recognized for the three month period ended September 30, 1998, or 9.5% of the $72.7 million in contracts sold. The increase in gain is principally due to the increased number of contracts sold for the three month period ended September 30, 1999.

Selling, general and administrative expenses increased 31.4% to $8.7 million for the three month period ended September 30, 1999 from $6.6 million for the same quarter of the prior fiscal year. The increase is related primarily to our acquisitions subsequent to the three month period ending September 30, 1998, the development of our medical receivables and international businesses, and our 36.7% growth in average managed net financed assets.

The allowance for losses was $13.5 million at September 30, 1999, or 0.75% of our managed portfolio, compared to $12.3 million at June 30, 1999, or 0.74% of the managed portfolio at that time. We made provisions for losses on receivables for the three month period ended September 30, 1999 of $2.8 million, compared to $1.5 million for the same period ended September 30, 1998. On a quarterly basis, we evaluate the collectibility of our receivables and record a provision for amounts deemed necessary to maintain an adequate allowance. In the opinion of management, the provisions are adequate based on current trends in our delinquencies and losses.

Earnings before minority interest, equity in net loss of investees and provision for income taxes increased 21.3% to $9.7 million for the three month period ended September 30, 1999 compared to $8.0 million for the same period ended September 30, 1998. Net earnings increased 22.6% to $5.6 million from $4.5 million in comparing the three month period ended

September 30, 1999 to the same period ended September 30, 1998. Diluted earnings per share increased 23.3% to $0.37 from $0.30 when comparing the three month period ended September 30, 1999 to September 30, 1998. The increase in diluted earnings per share resulted from an increase in our net earnings combined with a decrease in diluted shares.

FINANCIAL CONDITION

Total shareholders' equity increased $7.7 million to $199.3 million at September 30, 1999 from $191.6 million at June 30, 1999. The increase was primarily due to net earnings of $5.6 million and a cumulative foreign currency translation adjustment of $1.6 million.

We believe that our present warehouse and permanent funding sources are sufficient to fund our current needs for our equipment and medical receivables financing businesses.

At September 30, 1999, we had available an aggregate of $607.7 million in warehouse facilities of which $350.1 million was utilized.

Through September 30, 1999, we have completed 24 securitizations for medical equipment and medical receivables financings totaling approximately $2.2 billion, consisting of public debt issues totaling $0.6 billion and private placements of debt and contract sales totaling $1.6 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

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

Like many financial companies, our computer systems have already been working with calculations that project three to five years into the future. While successfully testing systems in a "live" environment has given us some measure of comfort, it was still necessary to perform a full Year 2000 evaluation.

Several other advantages have simplified the Year 2000 project:

1. As a relatively young company, we do not have an investment in non-compliant hardware.

2. All of our critical systems use "off-the-shelf" software. No consultants or staff programmers were needed to reprogram our systems.

3. We use strong internal controls and standards for technology purchases. Critical systems worldwide are centralized in our United States headquarters, which has allowed us to focus our assessment and remediation efforts on relatively few hardware and software platforms. Adequate internal resources were available to devote to this project.

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

PHASE 4 - TESTING
Although our systems vendors have certified their products as Year 2000 compliant, the next phase required that we thoroughly test these certifications in our own environment. We recognize that our vendors test and certify products in an isolated, laboratory environment, which does not account for the unique mix of hardware and software in customer locations. In-house testing is the only way to verify that our current systems will be compliant next year. Testing began in the beginning of calendar year 1999 and will continue for the remainder of the year.

PHASE 5 - CONTINGENCY PLANNING
We developed contingency plans for all systems deemed critical during the assessment phase. These contingency plans are designed to protect us from business interruptions related to the Year 2000 problem. Many of the critical systems we use may be substituted for a short period of time with manual procedures. Whenever possible, alternate suppliers and vendors have been identified in the event that our current vendors are affected by the Year 2000 problem. In addition to the Year 2000 contingency planning, we maintain and deploy standard plans that address various types of business interruptions. Some of these plans address the interruption of support provided by third parties resulting from their failure to be Year 2000 compliant.

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

OTHER CONCERNS
We have identified significant relationships that may affect the operation of our business, including vendors, customers, asset management and funding counterparties, and all other third parties. Failure by these entities to become Year 2000 compliant could have a material adverse effect on us. There can be no assurances that any of our contingency plans will be sufficient to anticipate all of the problems and issues that may arise.

CONCLUSION
We believe that the Year 2000 issue will not pose any significant operational problems to our internal systems and will not have a material adverse effect on our future financial condition, liquidity or results of operations during calendar year 1999 and in future periods. This section discussing Year 2000 issues contains forward-looking statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Before entering into a derivative transaction for hedging purposes, we determine that a high correlation exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High correlation means that the change in the value of the derivative will be substantially equal and opposite to the change in the value of the hedged asset or liability. We monitor this correlation throughout the hedged period. If a high degree of correlation is not maintained, the hedge becomes ineffective, and gains or losses in the value of the derivative are recognized in income.

There can be no assurance that our hedging strategies or techniques will be effective, that our profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at September 30, 1999. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at September 30, 1999. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (US), German deutsche marks (DEM), Spanish pesetas (ESP), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), and British pounds (GBP), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

                                      EXPECTED MATURITY DATE - QTR ENDED SEPTEMBER 30,      THERE-                   FAIR
                                    ----------------------------------------------------
(IN THOUSANDS OF DOLLARS)             2000       2001       2002       2003       2004       AFTER      TOTAL        VALUE
-------------------------           --------   --------   --------   --------   --------  ---------  ---------     --------
RATE-SENSITIVE ASSETS:

Fixed rate receivables in
     installments (US)...........   $ 81,347   $ 62,065   $ 50,039   $ 30,731   $ 20,136  $  15,514  $ 259,832     $252,777
   Average interest rate.........      9.87%      9.89%      9.94%      9.96%      9.88%      9.83%      9.88%

Fixed rate receivables in
     installments (DEM)..........   $  2,813   $  3,480   $  2,840   $  1,877   $  2,004  $   2,733  $  15,747     $ 14,495
   Average interest rate.........      8.53%      9.00%      9.23%      9.39%      9.45%      9.38%      9.15%

Fixed rate receivables in
     installments (ESP)..........   $    436   $    387   $    410   $     71       -          -     $   1,304     $  1,160
   Average interest rate.........     10.19%     10.19%     10.19%     10.19%       -          -        10.19%

Fixed rate receivables in
     installments (SGD)..........   $    881   $    431   $    479   $    533   $    577  $     306  $   3,207     $  3,076
   Average interest rate.........     10.78%     10.78%     10.78%     10.78%     10.71%     10.68%     10.78%

Fixed rate receivables in
     installments (JPY)..........   $  3,486   $  1,365   $  1,441   $  1,521   $    659       -     $   8,472     $  7,512
   Average interest rate.........      5.63%      5.44%      5.44%      5.44%      5.44%       -         5.63%

Fixed rate receivables in
     installments (AUD)..........   $    471   $    339   $    145   $      1       -          -     $     956     $    851
   Average interest rate.........     10.41%     10.39%     10.36%     10.25%       -          -        10.41%

Fixed rate receivables in
     installments (GBP)..........   $     82   $     55   $     61   $     68   $      5       -     $     271     $    265
   Average interest rate.........      9.27%     10.88%     10.88%     10.88%     10.88%       -         9.27%

Floating rate receivables in
     installments (US)...........   $ 55,374   $ 33,576   $ 22,067   $ 14,571   $ 10,051  $     615  $ 136,254     $136,254
   Average interest rate.........      8.51%      7.90%      7.50%      8.11%      9.53%      6.40%      8.22%

Floating rate notes collateralized
     by medical receivables (US)..  $120,207   $ 94,400   $  4,601   $  5,753       -          -     $ 224,961     $224,961
   Average interest rate.........     10.41%     10.39%     10.36%     10.25%       -          -        10.41%

Fixed rate recourse credit
     enhancements (US)...........   $ 13,663   $ 11,266   $ 10,391   $ 12,813   $  6,057  $   1,576  $  55,766     $ 51,602
   Average interest rate.........      6.72%      6.76%      6.72%      6.70%      6.93%      7.01%      6.72%
                                    --------   --------   --------   --------   --------  ---------  ---------     --------
     Totals......................   $278,760   $207,364   $ 92,474   $ 67,939   $ 39,489  $  20,744  $ 706,770     $692,653
                                    ========   ========   ========   ========   ========  =========  =========     ========

     Average interest rate.......      9.62%      9.58%      8.93%      8.86%      9.25%      9.47%      9.42%
                                      ======     ======     ======     ======     ======     ======     ======


DERIVATIVES MATCHED AGAINST ASSETS:

INTEREST RATE SWAPS

Pay variable rate swaps (US).....       -          -      $  5,000       -          -          -     $   5,000     $    (27)
   Weighted average pay rate.....       -          -         5.58%       -          -          -         5.58%
   Weighted average receive rate.       -          -         5.83%       -          -          -         5.83%
                                                          --------                                   ---------     ---------
     Totals......................                         $  5,000                                   $   5,000     $    (27)
                                                          ========                                   =========     =========

                                      EXPECTED MATURITY DATE - QTR ENDED SEPTEMBER 30,      THERE-                   FAIR
                                    ----------------------------------------------------
(IN THOUSANDS OF DOLLARS)             2000       2001       2002       2003       2004       AFTER      TOTAL        VALUE
-------------------------           --------   --------   --------   --------   --------  ---------  ---------     --------
RATE-SENSITIVE LIABILITIES:

Variable rate borrowings under
warehouse facilities (US)........   $312,244       -          -          -          -          -     $ 312,244     $312,244
   Average interest rate.........      6.87%       -          -          -          -          -         6.87%

Variable rate borrowings under
warehouse facilities (AUD).......   $  2,034       -          -          -          -          -     $   2,034     $  2,034
   Average interest rate.........      6.16%       -          -          -          -          -         6.16%

Variable rate borrowings under
warehouse facilities (DEM).......   $  9,123       -          -          -          -          -     $   9,123     $  9,123
   Average interest rate.........      4.09%       -          -          -          -          -         4.09%

Variable rate borrowings under
warehouse facilities (GBP).......       -      $  9,098       -          -          -          -     $   9,098     $  9,098
   Average interest rate.........       -         7.33%       -          -          -          -         7.33%

Variable rate borrowings under
warehouse facilities (JPY).......   $ 11,724       -          -          -          -          -     $  11,724     $ 11,724
   Average interest rate.........      3.13%       -          -          -          -          -         3.13%

Variable rate borrowings under
warehouse facilities (SGD).......   $  5,876       -          -          -          -          -     $   5,876     $  5,876
   Average interest rate.........      5.39%       -          -          -          -          -         5.39%

Fixed rate discounted
receivables (US).................   $ 83,626   $ 54,365   $ 33,129   $ 18,246   $  5,181  $     334  $ 194,881     $192,899
   Average interest rate.........      6.80%      6.38%      6.37%      6.41%      6.51%      6.24%      6.80%

Variable rate discounted
receivables (US).................   $ 25,000   $ 75,000       -          -          -          -     $ 100,000     $100,000
   Average interest rate.........      7.61%      6.32%       -          -          -          -         6.64%

Senior notes (US)................       -          -          -          -      $155,000       -     $ 155,000     $151,625
   Average interest rate.........       -          -          -          -         9.88%       -         9.88%

Other debt (US)..................   $ 18,762   $ 10,603   $  6,370   $ 11,003   $  2,000  $  25,000  $  73,738     $ 67,399
   Average interest rate.........      7.55%      7.90%      8.36%      7.57%      8.34%      7.85%      7.80%

Other debt (GBP).................   $    692   $    740   $    651   $    429       -          -     $   2,512     $  2,467
   Average interest rate.........      8.13%      8.13%      8.22%      9.10%       -          -         8.32%

Convertible subordinated
notes (US).......................       -          -      $ 13,900       -          -          -     $  13,900     $ 21,473
   Average interest rate.........       -          -         9.13%       -          -          -         9.13%
                                    --------   --------   --------   --------   --------  ---------  ---------     --------
     Totals......................   $469,081   $149,806   $ 54,050   $ 29,678   $162,181  $  25,334  $ 890,130     $885,962
                                    ========   ========   ========   ========   ========  =========  =========     ========

     Average interest rate.......      6.76%      6.52%      7.34%      6.88%      9.75%      7.83%      7.39%
                                      ======     ======     ======     ======     ======     ======     ======

                                      EXPECTED MATURITY DATE - QTR ENDED SEPTEMBER 30,      THERE-                   FAIR
                                    ----------------------------------------------------
(IN THOUSANDS OF DOLLARS)             2000       2001       2002       2003       2004       AFTER      TOTAL        VALUE
-------------------------           --------   --------   --------   --------   --------  ---------  ---------     --------
DERIVATIVES MATCHED AGAINST
LIABILITIES:

INTEREST RATE SWAPS

Pay fixed rate swaps (US)........       -          -          -          -          -     $  10,000  $  10,000     $     85
   Weighted average pay rate.....       -          -          -          -          -         5.84%      5.84%
   Weighted average receive rate.       -          -          -          -          -         5.06%      5.06%

Pay fixed rate swaps (AUD).......       -          -      $  2,366       -          -          -     $   2,366     $      3
   Weighted average pay rate.....       -          -         5.56%       -          -          -         5.56%
   Weighted average receive rate.       -          -         4.93%       -          -          -         4.93%

TREASURY LOCKS (US)..............   $300,000       -          -          -          -          -     $ 300,000     $   (884)
   Average strike rate...........      5.85%       -          -          -          -          -         5.85%
   Average index rate............      5.67%       -          -          -          -          -         5.67%
                                    --------              --------                        ---------  ---------     ---------
     Totals......................   $300,000              $  2,366                        $  10,000  $ 312,366     $   (796)
                                    ========              ========                        =========  =========     =========


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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at September 30, 1999. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in German deutsche marks (DEM), Spanish pesetas (ESP), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), and British pounds
(GBP), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

                                      EXPECTED MATURITY DATE - QTR ENDED SEPTEMBER 30,
                                    ----------------------------------------------------    THERE-                   FAIR
(IN THOUSANDS OF DOLLARS)             2000       2001       2002       2003       2004       AFTER      TOTAL        VALUE
-------------------------           --------   --------   --------   --------   --------  ---------  ---------     --------

FOREIGN CURRENCY SENSITIVE ASSETS:

Receivables in installments (DEM)   $  2,813   $  3,480   $  2,840  $   1,877  $  2,004   $   2,733  $  15,747     $ 14,495
   Average interest rate.........      8.53%      9.00%      9.23%      9.39%      9.45%      9.38%      9.15%

Receivables in installments (ESP)   $    436   $    387   $    410  $      71       -          -     $   1,304     $  1,160
   Average interest rate.........     10.19%     10.19%     10.19%     10.19%       -          -        10.19%

Fixed rate receivables in
   installments (SGD)............   $    881   $    431   $    479  $     533   $    577  $     306  $   3,207     $  3,076
   Average interest rate.........     10.78%     10.78%     10.78%     10.78%     10.71%     10.68%     10.78%

Fixed rate receivables in
   installments (JPY)............   $  3,486   $  1,365   $  1,441  $   1,521   $    659       -     $   8,472     $  7,512
   Average interest rate.........      5.63%      5.44%      5.44%      5.44%      5.44%       -         5.63%

Fixed rate receivables in
   installments (AUD)............   $    471   $    339   $    145  $       1       -          -     $     956     $    851
   Average interest rate.........     10.41%     10.39%     10.36%     10.25%       -          -        10.41%

Fixed rate receivables in
   installments (GBP)............   $     82   $     55   $     61  $      68   $      5       -     $     271     $    265
   Average interest rate.........      9.27%     10.88%     10.88%     10.88%     10.88%       -         9.27%
                                    --------   --------   --------  ---------   --------  ---------  ---------     --------
     Totals......................   $  8,169   $  6,057   $  5,376  $   4,071   $  3,245  $   3,039  $  29,957     $ 28,611
                                    ========   ========   ========   ========   ========  =========  =========     ========

     Average interest rate.......      7.74%      8.50%      8.47%      8.14%      8.86%      9.51%      8.42%
                                      ======     ======     ======     ======     ======     ======     ======


DERIVATIVES MATCHED AGAINST ASSETS:

FOREIGN EXCHANGE AGREEMENTS

Receive U.S. $ / Pay DEM.........   $  5,463       -          -          -          -          -     $   5,463     $    (92)
   Avg. contractual exchange rate       1.85       -          -          -          -          -          1.85

Receive U.S. $ / Pay ESP.........   $  2,408       -          -          -          -          -     $   2,408     $    (41)
   Avg. contractual exchange rate     158.04       -          -          -          -          -        158.04
                                    --------                                                         ---------     ---------
     Totals......................   $  7,871                                                         $   7,871     $   (133)
                                    ========                                                         =========     =========

                                      EXPECTED MATURITY DATE - QTR ENDED SEPTEMBER 30,
                                    ----------------------------------------------------    THERE-                   FAIR
(IN THOUSANDS OF DOLLARS)             2000       2001       2002       2003       2004       AFTER      TOTAL        VALUE
-------------------------           --------   --------   --------   --------   --------  ---------  ---------     --------
FOREIGN CURRENCY SENSITIVE
LIABILITIES:

Warehouse borrowings (DEM).......   $  9,123       -          -          -          -          -     $   9,123     $  9,123
   Average interest rate.........      4.09%       -          -          -          -          -         4.09%

Warehouse borrowings (AUD).......   $  2,034       -          -          -          -          -     $   2,034     $  2,034
   Average interest rate.........      6.16%       -          -          -          -          -         6.16%

Warehouse borrowings (GBP).......       -      $  9,098       -          -          -          -     $   9,098     $  9,098
   Average interest rate.........       -         7.33%       -          -          -          -         7.33%

Variable rate borrowings under
   warehouse facilities (JPY)....   $ 11,724       -          -          -          -          -     $  11,724     $ 11,724
   Average interest rate.........      3.13%       -          -          -          -          -         3.13%

Variable rate borrowings under
   warehouse facilities (SGD)....   $  5,876       -          -          -          -          -     $   5,876     $  5,876
   Average interest rate.........      5.39%       -          -          -          -          -         5.39%

Other Debt (GBP).................   $    692   $    740   $    651   $    429       -          -     $   2,512     $  2,467
   Average interest rate.........      8.13%      8.13%      8.22%      9.10%       -          -         8.32%
                                    --------   --------   --------   --------                        ---------     --------
     Totals......................   $ 29,449   $  9,838   $    651   $    429                        $  40,367     $ 40,322
                                    ========   ========   ========   ========                        =========     ========

     Average interest rate.......      4.20%      7.39%      8.22%      9.10%                            5.10%
                                      ======     ======     ======     ======                           ======


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

                                                DVI, INC.
                                              (Registrant)



Date:    November 15, 1999          By     /s/  MICHAEL A. O'HANLON
                                           ----------------------------------
                                           Michael A. O'Hanlon
                                           President and Chief Executive Officer


Date:    November 15, 1999          By     /s/  STEVEN R. GARFINKEL
                                           ----------------------------------
                                           Steven R. Garfinkel
                                           Executive Vice President and Chief
                                           Financial Officer