Form 10-Q
period 1999-12-31
DVI INC
filed 2000-02-15
CIK 801550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1999 or

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

COMMON STOCK, $.005 PAR VALUE - 14,216,808 SHARES AS OF JANUARY 31, 2000.

                           DVI, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                 Page
                                                                                               Number
                                                                                               ------
PART I.   FINANCIAL INFORMATION:

     ITEM 1. FINANCIAL STATEMENTS:

             Consolidated Balance Sheets -
                 December 31, 1999 (unaudited) and June 30, 1999............................      3-4

             Consolidated Statements of Operations (unaudited) -
                 Three and six months ended December 31, 1999 and 1998......................        5

             Consolidated Statements of Shareholders' Equity (unaudited) -
                 July 1, 1998 through December 31, 1999.....................................        6

             Consolidated Statements of Cash Flows (unaudited) -
                 Six months ended December 31, 1999 and 1998................................      7-8

             Notes to Consolidated Financial Statements (unaudited).........................     9-12

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................    13-14

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................    15-20



PART II.   OTHER INFORMATION:

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................       21

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................       21



             Signatures.....................................................................       22

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


ASSETS

                                                                                      December 31,       June 30,
(in thousands of dollars except share data)                                               1999             1999
-------------------------------------------                                           ------------     ------------
                                                                                      (Unaudited)
Cash and cash equivalents.......................................................     $      6,830      $      5,695

Restricted cash and cash equivalents............................................           63,137            36,744

Amounts due from portfolio sale.................................................              -               7,827

Receivables:
   Investment in direct financing leases and notes secured by equipment or medical receivables:
       Receivables in installments..............................................          881,132           776,705
       Receivables and notes - related parties..................................            2,645             2,550
       Recourse credit enhancements.............................................           44,240            62,106
       Net notes collateralized by medical receivables..........................          236,078           187,327
       Residual valuation.......................................................           32,298            27,761
       Unearned income..........................................................         (100,163)          (84,443)
                                                                                     -------------     -------------
   Net investment in direct financing leases and notes secured
     by equipment or medical receivables........................................        1,096,230           972,006

   Less: Allowance for losses on receivables....................................          (14,684)          (12,279)
                                                                                     -------------     -------------

Net receivables.................................................................        1,081,546           959,727

Equipment on operating leases
   (net of accumulated depreciation of $6,755 and $6,464, respectively).........           24,701            16,570

Furniture and fixtures
   (net of accumulated depreciation of $4,652 and $3,900, respectively).........            4,617             4,970

Investments.....................................................................            9,021            10,814

Goodwill, net...................................................................            9,785            10,359

Other assets....................................................................           64,917            43,566
                                                                                     ------------      ------------

Total assets....................................................................     $  1,264,554      $  1,096,272
                                                                                     ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                      December 31,       June 30,
(in thousands of dollars except share data)                                               1999             1999
-------------------------------------------                                          -------------     ------------
                                                                                      (Unaudited)
Accounts payable................................................................     $     69,120      $     63,010

Accrued expenses and other liabilities..........................................           25,018            24,769

Borrowings under warehouse facilities...........................................          287,913           270,434

Deferred income taxes...........................................................           36,696            36,696

Long-term debt:
     Discounted receivables (primarily limited recourse)........................          396,242           276,560
     97/8% Senior notes due 2004................................................          155,000           155,000
     Other debt.................................................................           69,420            56,553
     Convertible subordinated notes.............................................           13,900            13,900
                                                                                     ------------      ------------
Total long-term debt............................................................          634,562           502,013
                                                                                     ------------      ------------

Total liabilities...............................................................        1,053,309           896,922

Minority interest in consolidated subsidiaries..................................            7,697             7,703

Shareholders' equity:
     Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
     Common stock, $.005 par value; authorized 25,000,000 shares;
         outstanding 14,213,608 and 14,168,608 shares, respectively.............               71                71
     Additional capital.........................................................          135,078           134,610
     Retained earnings..........................................................           70,429            59,055
     Accumulated other comprehensive loss.......................................           (2,030)           (2,089)
                                                                                     -------------     ------------

Total shareholders' equity......................................................          203,548           191,647
                                                                                     ------------      ------------

Total liabilities and shareholders' equity......................................     $  1,264,554      $  1,096,272
                                                                                     ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three Months Ended           Six Months Ended
                                                                     December 31,                December 31,
                                                                ----------------------       ----------------------
(in thousands of dollars except share data)                      1999           1998          1999           1998
-------------------------------------------                     --------      --------       --------      --------
Finance and other income:
   Amortization of finance income ........................      $ 26,295      $ 20,851       $ 50,683      $ 38,770
   Other income ..........................................         9,939         4,813         17,421         8,709
                                                                --------      --------       --------      --------

Total finance and other income ...........................        36,234        25,664         68,104        47,479
Interest expense .........................................        19,326        14,666         37,235        27,209
                                                                --------      --------       --------      --------

Net interest and other income ............................        16,908        10,998         30,869        20,270
Net gain on sale of financing transactions ...............         6,941         7,103         14,142        13,957
                                                                --------      --------       --------      --------

Net finance income .......................................        23,849        18,101         45,011        34,227

Selling, general and administrative expenses .............         9,615         8,031         18,347        14,677
Provision for losses on receivables ......................         3,635         1,642          6,392         3,147
                                                                --------      --------       --------      --------

Earnings before minority interest, equity in net loss
   of investees, and provision for income taxes ..........        10,599         8,428         20,272        16,403

Minority interest in net loss of consolidated subsidiaries            46           147            179           216
Equity in (net loss) of investees ........................          --             (26)          --            (118)
Provision for income taxes ...............................         4,843         3,726          9,077         7,134
                                                                --------      --------       --------      --------

Net earnings .............................................      $  5,802      $  4,823       $ 11,374      $  9,367
                                                                ========      ========       ========      ========

Net earnings per share:

   Basic .................................................      $   0.41      $   0.34       $   0.80      $   0.66
                                                                ========      ========       ========      ========

   Diluted ...............................................      $   0.38      $   0.32       $   0.75      $   0.62
                                                                ========      ========       ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                    Common Stock                                    Accumulated
                                                   $.005 Par Value                                     Other           Total
                                                 -------------------      Additional     Retained   Comprehensive   Shareholders'
(in thousands of dollars except share data)       Shares      Amount        Capital      Earnings       Loss           Equity
--------------------------------------------     ----------   ------     -----------    ---------   -------------   -------------
BALANCES AT JULY 1, 1998....................     14,080,358    $ 70      $  133,516     $  39,387     $  (688)       $  172,285

     Net earnings...........................                                               19,668                        19,668
     Currency translation adjustment........                                                           (1,401)           (1,401)
                                                                                                                     -----------
         Comprehensive income...............                                                                             18,267
     Issuance of common stock upon
         exercise of stock options and
         warrants...........................         88,250       1           1,116                                       1,117
     Cost of issuance of common stock.......                                   (199)                                       (199)
     Non-employee stock option grants.......                                    177                                         177
                                               ------------    ----      ----------     ---------     -------        ----------
BALANCES AT JUNE 30, 1999...................     14,168,608      71         134,610        59,055      (2,089)          191,647

     Net earnings...........................                                               11,374                        11,374
     Currency translation adjustment........                                                               59                59
                                                                                                                     ----------
         Comprehensive income...............                                                                             11,433
     Issuance of common stock upon
         exercise of stock options and
         warrants...........................         45,000                     468                                         468
                                               ------------              ----------     ---------     -------        ----------
BALANCES AT DECEMBER 31, 1999...............     14,213,608    $ 71      $  135,078     $  70,429     $(2,030)       $  203,548
                                               ============    ====      ==========     =========     =======        ==========


The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                      ----------------------------
(in thousands of dollars)                                                                 1999             1998
-------------------------                                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings................................................................      $   11,374        $    9,367
                                                                                      ----------        ----------
    Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
      Equity in net loss of investees...........................................             -                 118
      Depreciation and amortization.............................................          10,352             7,484
      Provision for losses on receivables.......................................           6,392             3,147
      Net gain on sale of financing transactions................................         (14,142)          (13,957)
      Minority interest in net loss of consolidated subsidiaries................            (179)             (216)
      Unrealized gain on investments............................................             (64)              -
      Cumulative translation adjustments........................................              59               763
      Changes in assets and liabilities:
      (Increases) decreases in:
          Restricted cash and cash equivalents..................................         (26,393)           13,417
          Amounts due from portfolio sale.......................................           7,827               -
          Receivables...........................................................          17,172            (3,450)
          Other assets..........................................................         (14,333)          (11,960)
      Increases (decreases) in:
          Accounts payable......................................................           4,963             6,407
          Accrued expenses and other liabilities................................             (12)            3,734
                                                                                      -----------       ----------
      Total adjustments.........................................................          (8,358)            5,487
                                                                                      -----------       ----------
    Net cash provided by (used in) operating activities.........................           3,016            14,854
                                                                                      ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of business.....................................................             -             (76,515)
    Receivables originated or purchased.........................................        (398,774)         (376,071)
    Portfolio receipts net of amounts included in income and
      proceeds from sale of financing transactions..............................         316,149           301,051
    Net increase in notes collateralized by medical receivables.................         (48,751)          (17,104)
    Investment in common and preferred stock of investees.......................            (705)           (1,000)
    Furniture and fixtures additions............................................            (399)           (3,798)
                                                                                      -----------       -----------
    Net cash used in investing activities.......................................        (132,480)         (168,955)
                                                                                      ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options and warrants......................................             468               208
    Cost of issuance of common stock............................................             -                (198)
    Borrowings under warehouse facilities, net of repayments....................          (2,418)           88,989
    Borrowings under long-term debt.............................................         231,422           136,582
    Repayments on long-term debt................................................         (98,873)          (72,986)
                                                                                      ----------        ----------
    Net cash provided by financing activities...................................         130,599           152,595
                                                                                      ----------        ----------


                                                                       continued

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONCLUDED)


                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                      ----------------------------
(in thousands of dollars)                                                                 1999             1998
-------------------------                                                             ----------        ----------

Net increase (decrease) in cash and cash equivalents............................      $    1,135        $   (1,506)
Cash and cash equivalents, beginning of period..................................           5,695            15,192
                                                                                      ----------        ----------
Cash and cash equivalents, end of period........................................      $    6,830        $   13,686
                                                                                      ==========        ==========

CASH PAID (RECEIVED) DURING THE PERIOD FOR:

   Interest.....................................................................      $   32,831        $   24,576
                                                                                      ==========        ==========

   Income taxes, net of refunds.................................................      $    2,847        $   (2,038)
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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of December 31, 1999 and June 30, 1999, the consolidated statements of operations for the three and six month periods ended December 31, 1999 and 1998, the consolidated statements of shareholders' equity for the period from July 1, 1998 through December 31, 1999, and the consolidated statements of cash flows for the six month periods ended December 31, 1999 and 1998. The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2000.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three and six month periods ended December 31, 1999.


NOTE 2. ALLOWANCE FOR LOSSES ON RECEIVABLES

The following is an analysis of the allowance for losses on receivables:

                                                                                        SIX MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                      ----------------------
                  (IN THOUSANDS OF DOLLARS)                                             1999         1998
                  -------------------------                                           --------     ---------
                  Balance, beginning of period....................................    $ 12,279     $  9,955
                  Provision for losses on receivables.............................       6,392        3,147
                  Allowance assumed in business acquisition.......................         -          1,368
                  Net charge-offs.................................................      (3,987)      (3,707)
                                                                                      ---------    ---------
                      Balance, end of period......................................    $ 14,684     $ 10,763
                                                                                      ========     ========


NOTE 3. SALE OF CISCO SYSTEMS STOCK

We sold 143,000 shares of Cisco Systems, Inc. (Nasdaq: CSCO) in early November 1999, generating income of $10.6 million. The shares were acquired by our Third Coast Capital unit following its exercise of warrants issued by privately-held Cerent Corporation. The warrants were converted into the right to receive shares of Cisco common stock following its acquisition of Cerent Corporation. We recognized $3.8 million of income in the quarter ended September 30, 1999 to reflect the pre-acquisition value of the unexercised warrants. The remaining $6.8 million was recognized in the quarter ended December 31, 1999.

NOTE 4. REPOSSESSED PROPERTY AND EQUIPMENT

Repossessed assets result from taking possession of collateral, through foreclosure or other proceedings, in satisfaction of defaulted contracts, and are recorded at the lower of their historical cost or estimated realizable value. Realizable value is the asset's fair market value less the costs associated with the maintenance and eventual disposal of the equipment. Any difference between this realizable value and the equipment's historical cost is charged off against the allowance for losses on receivables at the time of repossession. The assets are reviewed periodically and adjusted quarterly for adverse changes to their realizable value. The amount of repossessed assets held at December 31, 1999 and 1998 were $10.9 and $1.5 million, respectively, and are included in other assets on the balance sheet.


NOTE 5. RECONCILIATION OF EARNINGS PER SHARE CALCULATION


                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                DECEMBER 31,                DECEMBER 31,
                                                                           ----------------------      ---------------------
 (IN THOUSANDS EXCEPT PER SHARE DATA)                                        1999         1998           1999         1998
 ------------------------------------                                      ---------    ---------      ---------    --------
 BASIC

 Income available to common shareholders...............................    $  5,802     $  4,823       $ 11,374     $  9,367
 Average common shares.................................................      14,214       14,092         14,204       14,086
 Basic earnings per common share.......................................    $   0.41     $   0.34       $   0.80     $   0.66
                                                                           ========     ========       ========     ========


 DILUTED

 Income available to common shareholders...............................    $  5,802     $  4,823       $ 11,374     $  9,367
 Effect of dilutive securities:
   Convertible debentures..............................................         184          184            368          368
                                                                           --------     --------       --------     --------
 Diluted income available to common shareholders.......................    $  5,986     $  5,007       $ 11,742     $  9,735

 Average common shares.................................................      14,214       14,092         14,204       14,086
 Effect of dilutive securities, net:
   Warrants............................................................           8            9              9           16
   Options.............................................................         141          229            193          332
   Convertible debentures..............................................       1,311        1,311          1,311        1,311
                                                                           --------     --------       --------      -------
 Diluted average common shares.........................................      15,674       15,641         15,717       15,745

 Diluted earnings per common share.....................................    $   0.38     $   0.32       $   0.75     $   0.62
                                                                           ========     ========       ========     ========


NOTE 6. HEDGE TRANSACTIONS

At December 31, 1999, we had $125.0 million in Treasury locks, $17.4 million in interest rate swaps and 32.5 million German deutsche marks in forward contracts.

NOTE 7. SEGMENT REPORTING

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

The following information reconciles our reportable segment information to consolidated totals:

                                                            THREE MONTHS ENDED DECEMBER 31, 1999
                                                         -------------------------------------------
                                                         TOTAL FINANCE AND    INTEREST       NET
         (IN THOUSANDS OF DOLLARS)                         OTHER INCOME       EXPENSE      EARNINGS
         -------------------------                       -----------------   ---------    ---------
         Equipment financing..........................      $   21,016       $  14,185    $   2,014
         Medical receivables financing................           7,656           4,902          500
         Corporate and all other......................           7,562             239        3,288
                                                            ----------       ---------    ---------
              Consolidated total......................      $   36,234       $  19,326    $   5,802
                                                            ==========       =========    =========


                                                                      SIX MONTHS ENDED DECEMBER 31, 1999
                                                         ------------------------------------------------------------
                                                         TOTAL FINANCE AND    INTEREST      NET        MANAGED NET
         (IN THOUSANDS OF DOLLARS)                         OTHER INCOME       EXPENSE     EARNINGS    FINANCED ASSETS
         -------------------------                       -----------------   ---------    --------    ---------------
         Equipment financing..........................      $   41,475       $  27,169    $   5,532     $ 1,587,528
         Medical receivables financing................          14,485           9,030          951         234,656
         Corporate and all other......................          12,144           1,036        4,891          69,055
                                                            ----------       ---------    ---------     -----------
              Consolidated total......................      $   68,104       $  37,235    $  11,374     $ 1,891,239
                                                            ==========       =========    =========     ===========

NOTE 7. SEGMENT REPORTING (CONCLUDED)


                                                              THREE MONTHS ENDED DECEMBER 31, 1998
                                                           ------------------------------------------
                                                           TOTAL FINANCE AND    INTEREST       NET
         (IN THOUSANDS OF DOLLARS)                           OTHER INCOME       EXPENSE      EARNINGS
         -------------------------                         -----------------   ---------     --------
         Equipment financing..........................        $   20,487       $  11,717    $   4,352
         Medical receivables financing................             5,207           3,035           75
         Corporate and all other......................               (30)            (86)         396
                                                              -----------      ----------   ---------
              Consolidated total......................        $   25,664       $  14,666    $   4,823
                                                              ==========       =========    =========


                                                                      SIX MONTHS ENDED DECEMBER 31, 1998
                                                         -------------------------------------------------------------
                                                         TOTAL FINANCE AND     INTEREST      NET         MANAGED NET
         (IN THOUSANDS OF DOLLARS)                          OTHER INCOME       EXPENSE     EARNINGS    FINANCED ASSETS
         -------------------------                       -----------------    ---------    --------    ---------------
         Equipment financing..........................       $   36,827       $  21,442    $   9,558     $ 1,277,679
         Medical receivables financing................           10,595           5,991          649         153,418
         Corporate and all other......................               57            (224)        (840)         35,470
                                                             ----------       ----------   ----------    -----------
              Consolidated total......................       $   47,479       $  27,209    $   9,367     $ 1,466,567
                                                             ==========       =========    =========     ===========



GEOGRAPHIC INFORMATION

We attribute finance and other income earned and managed net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of managed net financed assets for the three and six month periods ended and as of December 31, 1999 and 1998 by geographic area are as follows:

                                                      THREE MONTHS ENDED
                                                       DECEMBER 31, 1999         SIX MONTHS ENDED DECEMBER 31, 1999
                                                      ------------------       ---------------------------------------
                                                       TOTAL FINANCE AND       TOTAL FINANCE AND         MANAGED NET
         (IN THOUSANDS OF DOLLARS)                       OTHER INCOME            OTHER INCOME          FINANCED ASSETS
         -------------------------                     -----------------       -----------------       ---------------

         United States...........................         $   30,407              $   56,255             $ 1,622,249
         International...........................              5,827                  11,849                 268,990
                                                          ----------              ----------             -----------
              Total..............................         $   36,234              $   68,104             $ 1,891,239
                                                          ==========              ==========             ===========


                                                     THREE MONTHS ENDED
                                                      DECEMBER 31, 1998         SIX MONTHS ENDED DECEMBER 31, 1998
                                                     -------------------      ---------------------------------------
                                                      TOTAL FINANCE AND       TOTAL FINANCE AND         MANAGED NET
         (IN THOUSANDS OF DOLLARS)                      OTHER INCOME            OTHER INCOME          FINANCED ASSETS
         -------------------------                    -----------------       -----------------       ---------------

         United States...........................       $   21,244              $   39,063             $ 1,273,597
         International...........................            4,420                   8,416                 192,970
                                                        ----------              ----------             -----------
              Total..............................       $   25,664              $   47,479             $ 1,466,567
                                                        ==========              ==========             ===========


MAJOR CUSTOMER INFORMATION

We have no single customer that accounts for 10% or more of revenue for the three and six month periods ending December 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total equipment financing contracts originated and acquired were $194.7 and $406.0 million for the three and six month periods ended December 31, 1999 compared with $183.4 and $398.0 million for the three and six month periods ended December 31, 1998, representing increases of 6.2% and 2.0%. Net financed assets totaled $1.1 billion at December 31, 1999, an increase of $132.3 million or 13.4% over the total as of June 30, 1999. Not included in net financed assets were the contracts sold but still serviced by us, which increased to $814.5 million as of December 31, 1999 compared to $735.3 million as of June 30, 1999, an increase of 10.8%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $1.9 billion as of December 31, 1999, representing a 13.8% increase over the total as of June 30, 1999.

During the three and six month periods ended December 31, 1999, new commitments of credit in our medical receivables financing business were $16.2 and $40.9 million compared with $35.1 and $68.4 million for the same periods of the prior fiscal year, representing decreases of 53.9% and 40.2%. Net medical receivables funded at December 31, 1999 totaled $236.1 million, an increase of $48.8 million or 26.1% over the total as of June 30, 1999.

Total finance and other income increased 41.2% and 43.4% to $36.2 and $68.1 million for the three and six month periods ended December 31, 1999 from $25.7 and $47.5 million for the three and six month period ended December 31, 1998. Finance income was $26.3 and $50.7 million for the three and six month periods ended December 31, 1999, or 8.9% of average net financed assets of $1.1 billion on an annualized basis. This compares to $20.9 and $38.8 million for the three and six month periods ended December 31, 1998, which was an annualized 9.1% of average net financed assets of $850.7 million. This 26.1% increase in finance income was largely due to the overall increase in the size of our loan portfolio. Other income increased 106.5% and 100.0% to $9.9 and $17.4 million for the three and six month periods ended December 31, 1999 as compared to $4.8 and $8.7 million in the comparable prior year periods. Other income consists primarily of amounts received upon exercise of warrants issued by other companies (including Cerent Corporation warrants - see note 3), servicing fees, late charges, medical receivables fees, and contract fees and penalties.

Interest expense was $19.3 and $37.2 million for the three and six month periods ended December 31, 1999, or 6.6% of average net financed assets on an annualized basis. This compares to $14.7 and $27.2 million of interest expense for the three and six month periods ended December 31, 1998, which was an annualized 6.4% of average net financed assets. The increase in interest expense is directly attributed to higher levels of debt necessary to finance a larger average portfolio.

The net gain on sale of financing transactions decreased 2.3% to $6.9 million for the three month period ended December 31, 1999 compared to $7.1 million for the three month period ended December 31, 1998, representing 7.0% and 7.3% of the $98.1 and $97.2 million in contracts sold during those periods. The net gain on sale of financing transactions increased 1.3% to $14.1 million for the six month period ended December 31, 1999 compared to $14.0 million for the six month period ended December 31, 1998, representing 7.5% and 8.2% of the $189.2 and $169.9 million in contracts sold during those periods.

Selling, general and administrative expenses increased 19.7% and 25.0% to $9.6 and $18.3 million for the three and six month periods ended December 31, 1999 from $8.0 and $14.7 million for the same periods of the prior fiscal year. The increase is related primarily to the development of our medical receivables and international businesses and our 35.4% growth in average managed net financed assets.

The allowance for losses was $14.7 million at December 31, 1999, or 0.78% of our managed portfolio, compared to $12.3 million at June 30, 1999, or 0.74% of the managed portfolio at that time. We made provisions for losses on receivables for the three and six month periods ended December 31, 1999 of $3.6 and $6.4 million, compared to $1.6 and $3.1 million for the same periods ended December 31, 1998. On a quarterly basis, we evaluate the collectibility of our receivables and record a provision for amounts deemed necessary to maintain an adequate allowance. In the opinion of management, the provisions are adequate based on current trends in our delinquencies and losses.

Earnings before minority interest, equity in net loss of investees and provision for income taxes increased 25.8% and 23.6% to $10.6 and $20.3 million for the three and six month periods ended December 31, 1999 compared to $8.4 and $16.4 million for the same period ended December 31, 1998. Net earnings increased 20.3% and 21.4% to $5.8 and $11.4 million from $4.8 and $9.4 million in comparing the three and six month periods ended December 31, 1999 to the same periods ended December 31, 1998. Diluted earnings per share increased 18.8% and 21.0% to $0.38 and $0.75 from $0.32 and $0.62 when comparing the three and six month periods ended December 31, 1999 to December 31, 1998. The increase in diluted earnings per share resulted from an increase in our net earnings combined with a decrease in diluted shares.

FINANCIAL CONDITION

Total shareholders' equity increased $11.9 million to $203.5 million at December 31, 1999 from $191.6 million at June 30, 1999. The increase was primarily due to net earnings of $11.4 million.

At December 31, 1999, we had available an aggregate of $658.7 million in warehouse facilities of which $287.9 million was utilized.

We believe that our present warehouse and permanent funding sources are sufficient to fund our current needs for our equipment and medical receivables financing businesses.

Through December 31, 1999, we have completed 25 securitizations for medical equipment and medical receivables financings totaling approximately $2.6 billion, consisting of public debt issues totaling $0.9 billion and private placements of debt and contract sales totaling $1.7 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

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

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 1999. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at December 31, 1999. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (US), German deutsche marks (DEM), Spanish pesetas (ESP), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), and Euro
(EUR), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

                                               EXPECTED MATURITY DATE - QTR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
(IN THOUSANDS OF DOLLARS)                  2000          2001          2002         2003         2004
-------------------------                --------      --------      --------     --------     --------
RATE-SENSITIVE ASSETS:

Fixed rate receivables in
     installments (US) ..............    $  76,974     $  62,516     $ 41,813     $ 28,257     $ 19,720
   Average interest rate ............         9.93%         9.96%        9.93%       10.00%        9.92%

Fixed rate receivables in
     installments (DEM) .............    $   2,779     $   3,638     $  2,608     $  2,293     $  2,459
   Average interest rate ............         8.71%         9.08%        9.44%        9.39%        9.33%

Fixed rate receivables in
     installments (ESP) .............    $     416     $     370     $    358         --           --
   Average interest rate ............         5.80%         5.80%        5.80%        --           --

Fixed rate receivables in
     installments (SGD) .............    $     915     $     448     $    496     $    547     $    592
   Average interest rate ............        10.79%        10.79%       10.79%       10.72%       10.68%

Fixed rate receivables in
     installments (JPY) .............    $   3,824     $   1,496     $  1,579     $  1,668     $    287
   Average interest rate ............         5.64%         5.64%        5.64%        5.64%        5.44%

Fixed rate receivables in
     installments (AUD) .............    $     463     $     351     $     62         --           --
   Average interest rate ............         9.32%         8.68%        8.71%        --           --

Fixed rate receivables in
     installments (GBP) .............    $      48     $      55     $     62     $     51     $      5
   Average interest rate ............        11.00%        11.00%       10.88%       10.88%       10.88%

Floating rate receivables in
     installments (US) ..............    $  52,747     $  34,673     $ 21,641     $ 21,252     $  5,989
   Average interest rate ............         8.57%         8.21%        7.78%        9.19%        8.40%

Floating rate notes collateralized by
     medical receivables (US) .......    $ 119,099     $ 112,032     $  2,004         --       $  5,958
   Average interest rate ............        10.64%        10.79%       10.06%        --           9.96%

Fixed rate recourse credit
     enhancements (US) ..............    $  10,719     $   8,944     $  9,859     $  9,703     $  3,785
   Average interest rate ............         6.76%         6.80%        6.75%        6.79%        7.15%
                                         ---------     ---------     --------     --------     --------
     Totals .........................    $ 267,984     $ 224,523     $ 80,482     $ 63,771     $ 38,795
                                         =========     =========     ========     ========     ========

     Average interest rate ..........         9.77%         9.93%        8.85%        9.11%        9.36%
                                         =========     =========     ========     ========     ========


DERIVATIVES MATCHED AGAINST ASSETS:

INTEREST RATE SWAPS

Pay variable rate swaps (US).........            -             -     $  5,000            -            -
   Weighted average pay rate.........            -             -         5.58%           -            -
   Weighted average receive rate.....            -             -         5.83%           -            -
                                                                     --------
     Totals..........................                                $  5,000
                                                                     ========


                                          THERE-                     FAIR
(IN THOUSANDS OF DOLLARS)                 AFTER         TOTAL        VALUE
-------------------------                --------     ---------     --------
RATE-SENSITIVE ASSETS:

Fixed rate receivables in
     installments (US) ..............    $ 18,455     $ 247,735     $237,691
   Average interest rate ............        9.77%         9.93%

Fixed rate receivables in
     installments (DEM) .............    $  3,351     $  17,128     $ 15,729
   Average interest rate ............        9.41%         8.71%

Fixed rate receivables in
     installments (ESP) .............        --       $   1,144     $  1,025
   Average interest rate ............        --            5.80%

Fixed rate receivables in
     installments (SGD) .............    $    153     $   3,151     $  3,003
   Average interest rate ............       10.68%        10.79%

Fixed rate receivables in
     installments (JPY) .............        --       $   8,854     $  7,922
   Average interest rate ............        --            5.64%

Fixed rate receivables in
     installments (AUD) .............        --       $     876     $    759
   Average interest rate ............        --            9.32%

Fixed rate receivables in
     installments (GBP) .............        --       $     221     $    218
   Average interest rate ............        --           11.00%

Floating rate receivables in
     installments (US) ..............    $    716     $ 137,018     $137,018
   Average interest rate ............        7.85%         8.40%

Floating rate notes collateralized by
     medical receivables (US) .......        --       $ 239,093     $239,093
   Average interest rate ............        --           10.64%

Fixed rate recourse credit
     enhancements (US) ..............    $  1,230     $  44,240     $ 41,152
   Average interest rate ............        7.24%         6.82%
                                         --------     ---------     --------
     Totals .........................    $ 23,905     $ 699,460     $683,610
                                         ========     =========     ========

     Average interest rate ..........        9.54%         9.59%
                                         ========     =========

DERIVATIVES MATCHED AGAINST ASSETS:

INTEREST RATE SWAPS

Pay variable rate swaps (US).........           -     $   5,000     $    (60)
   Weighted average pay rate.........           -          5.58%
   Weighted average receive rate.....           -          5.83%
                                                      ---------     --------
     Totals..........................                 $   5,000     $    (60)
                                                      =========     ========


                                       EXPECTED MATURITY DATE - QTR ENDED DECEMBER 31,
                                 -----------------------------------------------------------      THERE-                   FAIR
(IN THOUSANDS OF DOLLARS)          2000         2001         2002        2003         2004         AFTER       TOTAL       VALUE
-------------------------        ---------    ---------    --------    ---------    ---------    --------    ---------    --------
RATE-SENSITIVE LIABILITIES:

Variable rate borrowings under
warehouse facilities (US) ....   $ 240,485         --          --           --           --          --      $ 240,485    $240,485
   Average interest rate .....        7.63%        --          --           --           --          --           7.63%

Variable rate borrowings under
warehouse facilities (AUD) ...   $   4,043         --          --           --           --          --      $   4,043    $  4,043
   Average interest rate .....        7.63%        --           --           --          --          --           7.63%

Variable rate borrowings under
warehouse facilities (DEM) ...   $   6,379         --          --           --           --          --      $   6,379    $  6,379
   Average interest rate .....        4.75%        --          --           --           --          --           4.75%

Variable rate borrowings under
warehouse facilities (GBP) ...        --      $  10,997        --           --           --          --      $  10,997    $ 10,997
   Average interest rate .....        --           7.23%       --           --           --           --          7.23%

Variable rate borrowings under
warehouse facilities (JPY) ...   $  11,169         --          --           --           --          --      $  11,169    $ 11,169
   Average interest rate .....        3.23%        --          --           --           --          --           3.23%

Variable rate borrowings under
warehouse facilities (SGD) ...   $   6,187         --          --           --           --          --      $   6,187    $  6,187
   Average interest rate .....        5.20%        --          --           --           --          --           5.20%

Variable rate borrowings under
warehouse facilities (EUR) ...   $   8,653         --          --           --           --          --      $   8,653    $  8,653
   Average interest rate .....        4.96%        --          --           --           --          --           4.96%

Fixed rate discounted
receivables (US) .............   $  86,989    $  60,914    $ 41,497    $  24,934    $   8,965    $  2,193    $ 225,492    $224,519
   Average interest rate .....        6.58%        6.60%       6.69%        6.82%        7.09%       7.33%        6.68%

Variable rate discounted
receivables (US) .............   $   7,750    $  75,000        --      $  88,000         --          --      $ 170,750    $170,750
   Average interest rate .....        7.97%        6.61%       --           6.69%        --          --           6.71%

Senior notes (US) ............        --           --          --           --      $ 155,000        --      $ 155,000    $149,800
   Average interest rate .....        --           --          --           --           9.88%       --           9.88%

Other debt (US) ..............   $  18,615    $   9,870    $  6,389    $   5,250    $   2,000    $ 25,000    $  67,124    $ 67,068
   Average interest rate .....        8.37%        8.73%       8.89%        8.90%        8.34%       8.78%        8.67%

Other debt (GBP) .............   $     508    $     727    $    640    $     421         --          --      $   2,296    $  2,240
   Average interest rate .....        8.23%        8.23%       8.29%        8.91%        --          --           8.32%

Convertible subordinated
notes (US) ...................        --           --      $ 13,900         --           --          --      $  13,900    $ 19,916
   Average interest rate .....        --           --          9.13%        --           --          --           9.13%
                                 ---------    ---------    --------    ---------    ---------    --------    ---------    --------
     Totals ..................   $ 390,778    $ 157,508    $ 62,426    $ 118,605    $ 165,965    $ 27,193    $ 922,475    $922,206
                                 =========    =========    ========    =========    =========    ========    =========    ========



     Average interest rate ...        7.17%        6.79%       7.47%        6.82%        9.71%       8.66%        7.59%
                                 =========    =========    ========    =========    =========    ========    ========

                                               EXPECTED MATURITY DATE - QTR ENDED DECEMBER 31,
                                           ------------------------------------------------------       THERE-                 FAIR
(IN THOUSANDS OF DOLLARS)                    2000           2001       2002       2003       2004       AFTER       TOTAL      VALUE
-------------------------                    ----           ----       ----       ----       ----       -----       -----      -----
DERIVATIVES MATCHED AGAINST LIABILITIES:
----------------------------------------

INTEREST RATE SWAPS
Pay fixed rate swaps (US) ..............         --           --          --        --         --      $10,000    $ 10,000    $  228
   Weighted average pay rate ...........         --           --          --        --         --         5.84%       5.84%
   Weighted average receive rate .......         --           --          --        --         --         5.96%       5.96%

Pay fixed rate swaps (AUD) .............         --           --      $1,679        --         --           --    $  1,679    $   14
   Weighted average pay rate ...........         --           --        5.56%       --         --           --        5.56%
   Weighted average receive rate .......         --           --        5.36%       --         --           --        5.36%

TREASURY LOCKS (US) ....................   $125,000           --          --        --         --           --    $125,000    $  868
   Average strike rate .................       6.12%          --          --        --         --           --        6.12%
   Average index rate ..................       6.29%          --          --        --         --           --        6.29%
                                           --------                   ------                           -------    --------    ------
     Totals ............................   $125,000                   $1,679                           $10,000    $136,679    $1,110
                                           ========                   ======                           =======    ========    ======


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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 1999. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in German deutsche marks (DEM), Spanish pesetas (ESP), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds
(GBP), and Euro (EUR), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

                                             EXPECTED MATURITY DATE - QTR ENDED DECEMBER 31,
                                          ------------------------------------------------------     THERE-                 FAIR
(IN THOUSANDS OF DOLLARS)                   2000       2001      2002       2003         2004        AFTER       TOTAL      VALUE
-------------------------                   ----       ----      ----       ----         ----        -----       -----      -----
FOREIGN CURRENCY SENSITIVE ASSETS:
----------------------------------

Fixed rate receivables in
     installments (DEM) ...............   $ 2,779    $3,638    $2,608    $   2,293    $   2,459    $   3,351    $17,128    $15,729
   Average interest rate ..............      8.71%     9.08%     9.44%        9.39%        9.33%        9.41%      8.71%

Fixed rate receivables in
     installments (ESP) ...............   $   416    $  370    $  358           --           --           --    $ 1,144    $ 1,025
   Average interest rate ..............      5.80%     5.80%     5.80%          --           --           --       5.80%

Fixed rate receivables in
     installments (SGD) ...............   $   915    $  448    $  496    $     547    $     592    $     153    $ 3,151    $ 3,003
   Average interest rate ..............     10.79%    10.79%    10.79%       10.72%       10.68%       10.68%     10.79%

Fixed rate receivables in
     installments (JPY) ...............   $ 3,824    $1,496    $1,579    $   1,668    $     287           --    $ 8,854    $ 7,922
   Average interest rate ..............      5.64%     5.64%     5.64%        5.64%        5.44%          --       5.64%

Fixed rate receivables in
     installments (AUD) ...............   $   463    $  351    $   62           --           --           --    $   876    $   759
   Average interest rate ..............      9.32%     8.68%     8.71%          --           --           --       9.32%

Fixed rate receivables in
     installments (GBP) ...............   $    48    $   55    $   62    $      51    $       5           --    $   221    $   218
   Average interest rate ..............     11.00%    11.00%    10.88%       10.88%       10.88%          --      11.00%

                                          -------    ------    ------    ---------    ---------    ---------    -------    -------
     Totals ...........................   $ 8,445    $6,358    $5,165    $   4,559    $   3,343    $   3,504    $31,374    $28,656
                                          =======    ======    ======    =========    =========    =========    =======    =======

     Average interest rate ............      7.45%     8.19%     8.16%        8.19%        9.24%        9.47%      7.98%
                                          =======    ======    ======    =========    =========    =========    =======


DERIVATIVES MATCHED AGAINST ASSETS:
-----------------------------------

FOREIGN EXCHANGE AGREEMENTS

Receive U.S. $ / Pay DEM ..............   $16,719        --        --           --           --           --    $16,719    $   591
   Avg. contractual exchange rate .....      1.87        --        --           --           --           --       1.87

                                          -------                                                               -------    -------
     Totals ...........................   $16,719                                                               $16,719    $   591
                                          =======                                                               =======    =======

                                               EXPECTED MATURITY DATE - QTR ENDED DECEMBER 31,
                                              --------------------------------------------------     THERE-                 FAIR
(IN THOUSANDS OF DOLLARS)                       2000       2001      2002     2003       2004        AFTER       TOTAL      VALUE
-------------------------                       ----       ----      ----     ----       ----        -----       -----      -----
FOREIGN CURRENCY SENSITIVE LIABILITIES:

Warehouse borrowings (AUD) ................   $ 4,043         --       --       --            --           --   $ 4,043    $ 4,043
   Average interest rate ..................      7.63%        --       --       --            --           --      7.63%

Warehouse borrowings (DEM) ................   $ 6,379         --       --       --            --           --   $ 6,379    $ 6,379
   Average interest rate ..................      4.75%        --       --       --            --           --      4.75%

Warehouse borrowings (GBP) ................        --    $10,997       --       --            --           --   $10,997    $10,997
   Average interest rate ..................        --       7.23%      --       --            --           --      7.23%

Variable rate borrowings under
warehouse facilities (JPY) ................   $11,169         --       --       --            --           --   $11,169    $11,169
   Average interest rate ..................      3.23%        --       --       --            --           --      3.23%

Variable rate borrowings under
warehouse facilities (SGD) ................   $ 6,187         --       --       --            --           --   $ 6,187    $ 6,187
   Average interest rate ..................      5.20%        --       --       --            --           --      5.20%

Variable rate borrowings under
warehouse facilities (EUR) ................   $ 8,653         --       --       --            --           --   $ 8,653    $ 8,653
   Average interest rate ..................      4.96%        --       --       --            --           --      4.96%

Other debt (GBP) ..........................   $   508    $   727    $ 640    $ 421            --           --   $ 2,296    $ 2,240
   Average interest rate ..................      8.23%      8.23%    8.29%    8.91%           --           --      8.32%

                                              -------    -------    -----    -----                              -------    -------
     Totals ...............................   $36,939    $11,724    $ 640    $ 421                              $49,724    $49,668
                                              =======    =======    =====    =====                              =======    =======

     Average interest rate ................      4.78%      7.29%    8.29%    8.91%                                5.45%
                                              =======    =======    =====    =====                              =======


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

                           PART II - OTHER INFORMATION


Items 1, 2, 3 and 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders held on October 29, 1999 and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors of the Company and received the number of votes set opposite their respective names:

                                    NAME                      FOR                   WITHHELD
                                    ----                      ---                   --------
                          Gerald L. Cohn                   8,510,984               1,136,915

                          John E. McHugh                   8,510,984               1,136,915

                          Michael A. O'Hanlon              8,510,984               1,136,915

                          Nathan Shapiro                   8,510,984               1,136,915

                          William S. Goldberg              8,510,984               1,136,915

                          Harry T. J. Roberts              8,510,984               1,136,915


2. A proposal to amend the Company's 1996 Incentive Stock Option Plan to increase the number of shares for which options may be granted thereunder from 1,500,000 to 2,700,000 shares and approve certain option grants that were made previously pursuant to the Plan, subject to stockholder approval, received 5,604,770 votes FOR and 1,563,335 votes AGAINST, with 33,302 abstentions and 2,446,492 broker non-votes.

3. A proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending June 30, 2000 received 9,628,475 votes FOR and 12,207 votes AGAINST, with 7,217 abstentions.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                           10.1. DVI, Inc. Change-of-Control Agreement dated December 31, 1999, entered into between the Company and Steven R. Garfinkel, the Company's Executive Vice President and Chief Financial Officer, Richard E. Miller and Anthony J. Turek, both Executive Vice Presidents of the Company, each signed identical agreements with the Company as of the same date.

                           10.2.  DVI, Inc. Severance Pay Plan

                           27.    Financial Data Schedule


                  (b) Form 8-K

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DVI, INC.
                                           ------------------
                                           (Registrant)



Date:  February 15, 2000               By  /s/  MICHAEL A. O'HANLON
                                           -------------------------------------
                                           Michael A. O'Hanlon
                                           President and Chief Executive Officer


Date:  February 15, 2000               By  /s/  STEVEN R. GARFINKEL
                                           -------------------------------------
                                           Steven R. Garfinkel
                                           Executive Vice President and Chief
                                             Financial Officer