Form 10-Q
period 2000-03-31
DVI INC
filed 2000-05-12
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

Commission File Number 0-16271

DVI, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2722773
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Hyde Park
Doylestown, Pennsylvania	18901
(Address of principal	(Zip Code)
executive offices)

Registrant’s telephone number, including area code (215) 345-6600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $.005 par value - 14,222,974 shares as of April 30, 2000.

DVI, INC. AND SUBSIDIARIES

INDEX
		Page Number
PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Consolidated Balance Sheets -
	March 31, 2000 (unaudited) and June 30, 1999	3-4

	Consolidated Statements of Operations (unaudited) -
	Three and nine months ended March 31, 2000 and 1999	5

	Consolidated Statements of Shareholders' Equity (unaudited) -
	July 1, 1998 through March 31, 2000	6

	Consolidated Statements of Cash Flows (unaudited) -
	Nine months ended March 31, 2000 and 1999	7-8

	Notes to Consolidated Financial Statements (unaudited)	9-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-20

PART II. OTHER INFORMATION		21

	Signatures	22

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

(in thousands of dollars except share data)	March 31, 2000	June 30, 1999
	(Unaudited)
Cash and cash equivalents	$ 9,665	$ 5,695

Restricted cash and cash equivalents	66,180	36,744

Amounts due from portfolio sale	1,135	7,827

Receivables:
Investment in direct financing leases and notes secured by equipment or medical receivables:
Receivables in installments	854,912	776,705
Receivables and notes - related parties	5,801	2,550
Recourse credit enhancements	52,898	62,106
Net notes collateralized by medical receivables	237,524	187,327
Residual valuation	35,153	27,761
Unearned income	(98,258)	(84,443)

Net investment in direct financing leases and notes secured
by equipment or medical receivables
	1,088,030	972,006

Less: Allowance for losses on receivables	(14,177)	(12,279)

Net receivables	1,073,853	959,727

Equipment on operating leases
(net of accumulated depreciation of $7,859 and $6,464, respectively)	27,772	16,570

Furniture and fixtures
(net of accumulated depreciation of $5,066 and $3,900, respectively)	4,547	4,970

Investments	12,965	10,814

Goodwill, net	9,946	10,359

Other assets	72,299	43,566

Total assets	$ 1,278,362	$ 1,096,272

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders’Equity

(in thousands of dollars except share data)	March 31, 2000	June 30, 1999
	(Unaudited)

Accounts payable	$ 79,181	$ 63,010

Accrued expenses and other liabilities	22,001	24,769

Borrowings under warehouse facilities	323,615	270,434

Deferred income taxes	36,696	36,696

Long-term debt:
Discounted receivables (primarily limited recourse)	367,997	276,560
9 7/8% Senior notes due 2004	155,000	155,000
Other debt	63,541	56,553
Convertible subordinated notes	13,900	13,900

Total long-term debt	600,438	502,013

Total liabilities	1,061,931	896,922

Minority interest in consolidated subsidiaries	7,685	7,703

Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued

Common stock, $.005 par value; authorized 25,000,000 shares;
outstanding 14,222,974 and 14,168,608 shares, respectively
	71	71
Additional capital	135,198	134,610
Retained earnings	76,436	59,055
Accumulated other comprehensive loss	(2,959)	(2,089)

Total shareholders’ equity	208,746	191,647

Total liabilities and shareholders’ equity	$ 1,278,362	$ 1,096,272

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,	Nine Months Ended March 31,
(in thousands of dollars except share data)	2000	1999	2000	1999
Finance and other income:
Amortization of finance income	$27,710	$ 22,228	$ 78,393	$ 60,998
Other income	8,892	4,383	26,313	13,092

Total finance and other income	36,602	26,611	104,706	74,090
Interest expense	20,779	16,457	58,014	43,666

Net interest and other income	15,823	10,154	46,692	30,424
Net gain on sale of financing transactions	6,873	8,231	21,015	22,188

Net operating income	22,696	18,385	67,707	52,612

Selling, general and administrative expenses	10,570	8,231	28,917	22,908
Provision for losses on receivables	1,215	1,473	7,607	4,620

Earnings before minority interest, equity in net loss
of investees, and provision for income taxes	10,911	8,681	31,183	25,084

Minority interest in net loss of consolidated subsidiaries	4	136	183	352
Equity in (net loss) of investees	-	(157)	-	(275)
Provision for income taxes	4,908	3,717	13,985	10,851

Net earnings	$ 6,007	$ 4,943	$ 17,381	$ 14,310

Net earnings per share:

Basic	$ 0.42	$ 0.35	$ 1.22	$ 1.01

Diluted	$ 0.39	$ 0.33	$ 1.14	$ 0.95

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’Equity (unaudited)

(in thousands of dollars except share data)	Common Stock $.005 Par Value		Additional Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at July 1, 1998	14,080,358	$ 70	$133,516	$39,387	$ (688)	$ 172,285

Net earnings				19,668		19,668
Currency translation adjustment					(1,401)	(1,401)

Comprehensive income						18,267

Issuance of common stock
upon exercise of stock options and warrants	88,250	1	1,116			1,117
Cost of issuance of common
stock			(199)			(199)
Non-employee stock option
grants			177			177

Balances at June 30, 1999	14,168,608	71	134,610	59,055	(2,089)	191,647

Net earnings				17,381		17,381
Currency translation adjustment					(870)	(870)

Comprehensive income						16,511

Issuance of common stock
upon exercise of stock
options and warrants	54,366		561			561
Non-employee stock option
grants			27			27

Balances at March 31, 2000	14,222,974	$ 71	$135,198	$76,436	$(2,959)	$ 208,746

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
(in thousands of dollars)	2000	1999
Cash flows from operating activities:
Net earnings	$ 17,381	$ 14,310

Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Equity in net loss of investees	-	275
Depreciation and amortization	15,823	13,122
Provision for losses on receivables	7,607	4,620
Net gain on sale of financing transactions	(21,015)	(22,188)
Minority interest in net loss of consolidated subsidiaries	(183)	(352)
Unrealized gain on investments	(4,008)	-
Cumulative translation adjustments	(870)	(760)
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(29,436)	9,469
Amounts due from portfolio sale	6,692	(4,375)
Receivables	5,934	(9,190)
Other assets	(32,904)	(13,513)
Increases (decreases) in:
Accounts payable	15,024	9,115
Accrued expenses and other liabilities	(3,194)	3,478

Total adjustments	(40,530)	(10,299)

Net cash provided by (used in) operating activities	(23,149)	4,011

Cash flows from investing activities:
Acquisition of business	(2,995)	(77,506)
Receivables originated or purchased	(554,720)	(557,755)
Portfolio receipts net of amounts included in income and
proceeds from sale of financing transactions	504,158	476,747
Net increase in notes collateralized by medical receivables	(50,197)	(31,054)
Investment in common and preferred stock of investees	(705)	(8,000)
Cash received from sale of investments in investees	-	4,482
Furniture and fixtures additions	(692)	(1,880)

Net cash used in investing activities	(105,151)	(194,966)

Cash flows from financing activities:
Exercise of stock options and warrants	561	554
Cost of issuance of common stock	-	(198)
Borrowings under warehouse facilities, net of repayments	33,284	146,051
Borrowings under long-term debt	241,250	138,562
Repayments on long-term debt	(142,825)	(103,167)

Net cash provided by financing activities	132,270	181,802

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (concluded)

	Nine Months Ended March 31,
(in thousands of dollars)	2000	1999
Net increase (decrease) in cash and cash equivalents	$ 3,970	$ (9,153)
Cash and cash equivalents, beginning of period	5,695	15,192

Cash and cash equivalents, end of period	$ 9,665	$ 6,039

Cash paid (received) during the period for:
Interest	$54,763	$ 39,234

Income taxes, net of refunds	$ 2,952	$ (1,971)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

In this discussion, the terms “DVI”, the “Company”, “we”, “us”and “our”refer to DVI, Inc. and its subsidiaries, except where it is made clear that such terms mean only DVI, Inc. or an individual subsidiary.

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of March 31, 2000 and June 30, 1999, the consolidated statements of operations for the three and nine month periods ended March 31, 2000 and 1999, the consolidated statements of shareholders’ equity for the period from July 1, 1998 through March 31, 2000, and the consolidated statements of cash flows for the nine month periods ended March 31, 2000 and 1999. The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2000.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three and nine month periods ended March 31, 2000.

Note 2. Allowance for Losses on Receivables

The following is an analysis of the allowance for losses on receivables:

	Nine Months Ended March 31,
(in thousands of dollars)	2000	1999
Balance, beginning of period	$ 12,279	$ 9,955
Provision for losses on receivables	7,607	4,620
Allowance assumed in business acquisition	–	1,368
Net charge-offs	(5,709)	(4,494)

Balance, end of period	$ 14,177	$ 11,449

Note 3. Sale of Cisco Systems Stock and Option Valuation

We sold 143,000 shares of Cisco Systems, Inc. (Nasdaq: CSCO) in early November 1999, generating income of $11.0 million. The shares were acquired by our Third Coast Capital unit following its exercise of warrants issued by privately-held Cerent Corporation. The warrants were converted into the right to receive shares of Cisco common stock following its acquisition of Cerent Corporation. We recognized $3.8 million of income in the quarter ended September 30, 1999 to reflect the pre-acquisition value of the unexercised warrants. The remaining $7.2 million was recognized in the quarters ended December 31, 1999 and March 31, 2000. This amount includes the market value at March 31, 2000 of 14,354 Cisco shares that we must retain until May 30, 2000.

We performed investment advisory services for a privately-held client in 1999 for which we received as compensation the option to purchase up to 30% ownership of the client for a nominal value. We marked our option to a market value of $3.6 million based on an unconditional offer that we received from the client during the quarter to repurchase that option.

Note 4. Repossessed Property and Equipment

Repossessed assets result from taking possession of collateral, through foreclosure or other proceedings, in satisfaction of defaulted contracts, and are recorded at the lower of their historical cost or estimated realizable value. Realizable value is the asset’s fair market value less the costs associated with the maintenance and eventual disposal of the equipment. Any difference between this realizable value and the equipment’s historical cost is charged off against the allowance for losses on receivables at the time of repossession. The assets are reviewed periodically and adjusted quarterly for adverse changes to their realizable value. The amount of repossessed assets held at March 31, 2000 and 1999 were $16.7 and $1.8 million, respectively, and are included in other assets on the balance sheet.

Note 5. Reconciliation of Earnings per Share Calculation

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands except per share data)	2000	1999	2000	1999
Basic

Income available to common shareholders	$ 6,007	$ 4,943	$17,381	$14,310
Average common shares	14,219	14,118	14,205	14,097

Basic earnings per common share	$ 0.42	$ 0.35	$ 1.22	$ 1.01

Diluted

Income available to common shareholders	$ 6,007	$ 4,943	$17,381	$14,310
Effect of dilutive securities:
Convertible debentures	184	184	552	552

Diluted income available to common shareholders	$ 6,191	$ 5,127	$17,933	$14,862

Average common shares	14,219	14,118	14,205	14,097
Effect of dilutive securities, net:
Warrants	9	9	9	14
Options	201	179	196	281
Convertible debentures	1,311	1,311	1,311	1,311

Diluted average common shares	15,740	15,617	15,721	15,703

Diluted earnings per common share	$ 0.39	$ 0.33	$ 1.14	$ 0.95

Note 6. Hedge Transactions

At March 31, 2000, we had $325.0 million in Treasury locks and $20.4 million in interest rate swaps. We also had 29.5 million German deutsche marks and 845.9 million Spanish pesetas in forward contracts.

Note 7. Segment Reporting

In June 1999, we adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement establishes standards for the reporting of operating segments in interim and annual financial statements, as well as requiring related disclosures about products and services, geographic areas and major customers. In accordance with this standard, we have determined the following reportable segments based on the types of our financings:

•	Equipment financing, which includes:

•	Sophisticated medical equipment financing directly to U.S. and international end users,

•	Medical equipment contracts acquired from originators that generally do not have access to cost-effective permanent funding and

•	“Small ticket”equipment financing.

•	Medical receivables financing, which includes:

•	Medical receivable lines of credit issued to a wide variety of healthcare providers and

•	Software tracking of medical receivables.

•	Corporate and all other, which includes:

•

Interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to our customers operating in the long-term care, assisted care and specialized hospital markets;

•	Asset-backed financing (including lease lines of credit) to emerging growth companies and

•	Miscellaneous financial advisory services, corporate income and overhead allocations.

The following information reconciles our reportable segment information to consolidated totals:

	Three Months Ended March 31, 2000
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings
Equipment financing	$24,288	$14,819	$ 5,395
Medical receivables financing	8,408	5,300	834
Corporate and all other	3,906	660	(222)

Consolidated total	$36,602	$20,779	$ 6,007

	Nine Months Ended March 31, 2000
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Managed Net Financed Assets
Equipment financing	$ 65,763	$41,651	$11,279	$1,636,430
Medical receivables financing	22,893	14,343	1,777	235,738
Corporate and all other	16,050	2,020	4,325	65,451

Consolidated total	$104,706	$58,014	$17,381	$1,937,619

Note 7. Segment Reporting (concluded)

	Three Months Ended March 31, 1999
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings
Equipment financing	$20,752	$13,039	$ 5,444
Medical receivables financing	5,698	3,213	605
Corporate and all other	161	205	(1,106)

Consolidated total	$26,611	$16,457	$ 4,943

	Nine Months Ended March 31, 1999
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Managed Net Financed Assets
Equipment financing	$57,580	$ 34,481	$ 15,003	$1,325,348
Medical receivables financing	16,293	9,204	1,254	167,662
Corporate and all other	217	(19)	(1,947)	54,502

Consolidated total	$74,090	$ 43,666	$ 14,310	$1,547,512

Geographic Information

We attribute finance and other income earned and managed net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of managed net financed assets for the three and nine month periods ended and as of March 31, 2000 and 1999 by geographic area are as follows:

	Three Mos. Ended March 31, 2000	Nine Months Ended March 31, 2000
(in thousands of dollars)	Total Finance and Other Income	Total Finance and Other Income	Managed Net Financed Assets
United States	$28,561	$ 84,816	$1,649,712
International	8,041	19,890	287,907

Total	$36,602	$104,706	$1,937,619

	Three Mos. Ended March 31, 1999	Nine Months Ended March 31, 1999
(in thousands of dollars)	Total Finance and Other Income	Total Finance and Other Income	Managed Net Financed Assets
United States	$21,748	$60,811	$1,341,829
International	4,863	13,279	205,683

Total	$26,611	$74,090	$1,547,512

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for the three and nine month periods ending March 31, 2000 and 1999.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total equipment financing contracts originated and acquired were $180.4 and $586.4 million for the three and nine month periods ended March 31, 2000 compared with $189.3 and $587.3 million for the three and nine month periods ended March 31, 1999, representing decreases of 4.7% and 0.2%. Net financed assets totaled $1.1 billion at March 31, 2000, an increase of $127.2 million or 12.9% over the total as of June 30, 1999. Not included in net financed assets were the contracts sold but still serviced by us, which increased to $874.7 million as of March 31, 2000 compared to $735.3 million as of June 30, 1999, an increase of 19.0%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $1.9 billion as of March 31, 2000, representing a 16.6% increase over the total as of June 30, 1999.

During the three and nine month periods ended March 31, 2000, new commitments of credit in our medical receivables financing business were $30.6 and $71.5 million compared with $23.1 and $91.5 million for the same periods of the prior fiscal year, representing an increase of 32.5% for the three months ended March 31, 2000 and a decrease of 21.9% for the nine months ended March 31, 2000. Net medical receivables funded at March 31, 2000 totaled $237.5 million, an increase of $50.2 million or 26.8% over the total as of June 30, 1999.

Total finance and other income increased 37.5% and 41.3% to $36.6 and $104.7 million for the three and nine month periods ended March 31, 2000 from $26.6 and $74.1 million for the three and nine month periods ended March 31, 1999. Finance income was $27.7 and $78.4 million for the three and nine month periods ended March 31, 2000, or 9.1% of average net financed assets of $1.2 billion on an annualized basis. This compares to $22.2 and $61.0 million for the three and nine month periods ended March 31, 1999, which was an annualized 9.1% of average net financed assets of $890.5 million. This 28.5% year-to-date increase in finance income was largely due to the overall increase in the size of our loan portfolio. Other income increased 102.9% and 101.0% to $8.9 and $26.3 million for the three and nine month periods ended March 31, 2000 as compared to $4.4 and $13.1 million in the comparable prior year periods. Other income consists primarily of amounts realized upon exercise of warrants issued by other companies (including Cerent Corporation warrants - see note 3), investment advisory services, servicing fees, late charges, medical receivables fees, and contract fees and penalties.

Interest expense was $20.8 and $58.0 million for the three and nine month periods ended March 31, 2000, or 6.7% of average net financed assets on an annualized basis. This compares to $16.5 and $43.7 million of interest expense for the three and nine month periods ended March 31, 1999, which was an annualized 6.5% of average net financed assets. The increase in interest expense is mainly attributed to higher levels of debt necessary to finance a larger average portfolio.

The net gain on sale of financing transactions decreased 16.5% to $6.9 million for the three month period ended March 31, 2000 compared to $8.2 million for the three month period ended March 31, 1999, representing 6.3% and 8.4% of the $109.0 and $97.2 million in contracts sold during those periods. The net gain on sale of financing transactions decreased 5.3% to $21.0 million for the nine month period ended March 31, 2000 compared to $22.2 million for the nine month period ended March 31, 1999, representing 7.0% and 8.3% of the $298.2 and $267.1 million in contracts sold during those periods. The decrease in gains during this fiscal year is due to rising interest rates, volatility in the bond markets and widening spreads on asset-backed paper.

Selling, general and administrative expenses increased 28.4% and 26.2% to $10.6 and $28.9 million for the three and nine month periods ended March 31, 2000 from $8.2 and $22.9 million for the same periods of the prior fiscal year. The increase is related primarily to the development of our medical receivables and international businesses and our 27.4% growth in average managed net financed assets.

The allowance for losses was $14.2 million at March 31, 2000, or 0.73% of our managed portfolio, compared to $12.3 million at June 30, 1999, or 0.74% of the managed portfolio at that time. We made provisions for losses on receivables for the three and nine month periods ended March 31, 2000 of $1.2 and $7.6 million, compared to $1.5 and $4.6 million for the same periods ended March 31, 1999. On a quarterly basis, we evaluate the collectibility of our receivables and record a provision for amounts deemed necessary to maintain an adequate allowance. In the opinion of management, the provisions are adequate based on current trends in our delinquencies and losses.

Earnings before minority interest, equity in net loss of investees and provision for income taxes increased 25.7% and 24.3% to $10.9 and $31.2 million for the three and nine month periods ended March 31, 2000 compared to $8.7 and $25.1 million for the same period ended March 31, 1999. Net earnings increased 21.5% to $6.0 and $17.4 million from $4.9 and $14.3 million in comparing the three and nine month periods ended March 31, 2000 to the same periods ended March 31, 1999. Diluted earnings per share increased 18.2% and 20.0% to $0.39 and $1.14 from $0.33 and $0.95 when comparing the three and nine month periods ended March 31, 2000 to March 31, 1999. The increase in diluted earnings per share results from an increase in our net earnings, as the number of weighted average diluted shares outstanding changed only slightly between the periods.

Financial Condition

Total shareholders' equity increased $17.1 million to $208.7 million at March 31, 2000 from $191.6 million at June 30, 1999. The increase was primarily due to net earnings of $17.4 million.

At March 31, 2000, we had available an aggregate of $738.4 million in warehouse facilities of which $323.6 million was utilized.

We believe that our present warehouse and permanent funding sources are sufficient to fund our current needs for our equipment and medical receivables financing businesses.

Through March 31, 2000, we have completed 25 securitizations for medical equipment and medical receivables financings totaling approximately $2.7 billion, consisting of public debt issues totaling $0.9 billion and private placements of debt and contract sales totaling $1.8 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

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

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at March 31, 2000. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at March 31, 2000. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (US), German deutsche marks (DEM), Spanish pesetas (ESP), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), and Italian Lira (ITL), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date - Qtr. Ended March 31,					There- after	Total	Fair Value

(in thousands of dollars)	2001	2002	2003	2004	2005

Rate-Sensitive Assets:
Fixed rate receivables in installments (US)	$ 77,839	$ 59,103	$ 36,830	$ 25,124	$ 16,120	$ 19,991	$ 235,007	$ 224,496
Average interest rate	9.66%	9.71%	9.63%	9.64%	9.77%	9.44%	9.66%

Fixed rate receivables in installments (DEM)	$ 3,184	$ 3,953	$ 2,866	$ 2,845	$ 3,056	$ 4,156	$ 20,060	$ 18,691
Average interest rate	8.83%	9.13%	9.47%	9.32%	9.35%	9.43%	8.83%

Fixed rate receivables in installments (ESP)	$ 722	$ 766	$ 684	$ 462	$ 365	–	$ 2,999	$ 2,618
Average interest rate	5.94%	5.94%	5.94%	6.00%	6.00%	–	5.94%

Fixed rate receivables in installments (SGD)	$ 494	$ 434	$ 482	$ 537	$ 592	–	$ 2,539	$ 2,358
Average interest rate	10.79%	10.79%	10.79%	10.72%	10.68%	–	10.79%

Fixed rate receivables in installments (JPY)	$ 3,717	$ 1,509	$ 1,593	$ 1,538	–	–	$ 8,357	$ 7,556
Average interest rate	5.65%	5.44%	5.44%	5.44%	–	–	5.64%

Fixed rate receivables in installments (AUD)	$ 489	$ 299	$ 3	–	–	–	$ 791	$ 725
Average interest rate	9.45%	8.68%	9.31%	–	–	–	9.45%

Fixed rate receivables in installments (GBP)	$ 46	$ 56	$ 62	$ 39	–	–	$ 203	$ 201
Average interest rate	11.00%	11.00%	11.00%	10.88%	–	–	11.00%

Fixed rate receivables in installments (EUR)	$ 972	$ 941	$ 1,015	$ 1,096	$ 979	–	$ 5,003	$ 4,445
Average interest rate	7.65%	7.65%	7.65%	7.65%	7.65%	–	7.65%

Floating rate receivables in installments (US)	$ 51,478	$ 31,274	$ 28,280	$ 13,489	$ 4,025	$ 1,743	$ 130,289	$ 130,289
Average interest rate	8.78%	8.40%	9.03%	8.81%	8.31%	8.31%	8.78%

Floating rate notes collateralized by medical receivables (US)	$ 136,130	$ 96,473	$ 2,237	$ 6,817	–	–	$ 241,657	$ 241,657
Average interest rate	11.04%	11.03%	10.72%	10.66%	–	–	11.04%

Fixed rate recourse credit enhancements (US)	$ 12,267	$ 11,163	$ 13,251	$ 10,219	$ 4,690	$ 1,308	$ 52,898	$ 49,428
Average interest rate	6.89%	6.92%	6.84%	6.98%	7.25%	7.27%	7.12%

Totals	$ 287,338	$ 205,971	$ 87,303	$ 62,166	$ 29,827	$ 27,198	$ 699,803	$ 682,464

Average interest rate	9.96%	9.91%	8.91%	8.96%	9.04%	9.26%	9.68%

Derivatives Matched Against Assets:

Interest Rate Swaps
Pay variable rate swaps (US)	–	–	$ 5,000	–	–	–	$ 5,000	$ (68)
Weighted average pay rate	–	–	6.13%	–	–	–	6.13%
Weighted average receive rate	–	–	5.83%	–	–	–	5.83%

	Expected Maturity Date - Qtr. Ended March 31,					There- after	Total	Fair Value

(in thousands of dollars)	2001	2002	2003	2004	2005

Rate-Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (US)	$ 268,150	–	–	–	–	–	$ 268,150	$ 268,150
Average interest rate	7.85%	–	–	–	–	–	7.85%

Variable rate borrowings under warehouse facilities (AUD)	$ 4,058	–	–	–	–	–	$ 4,058	$ 4,058
Average interest rate	7.49%	–	–	–	–	–	7.49%

Variable rate borrowings under warehouse facilities (DEM)	$ 5,958	–	–	–	–	–	$ 5,958	$ 5,958
Average interest rate	5.06%	–	–	–	–	–	5.06%

Variable rate borrowings under warehouse facilities (GBP)	$ 12,013	–	–	–	–	–	$ 12,013	$ 12,013
Average interest rate	7.81%	–	–	–	–	–	7.81%

Variable rate borrowings under warehouse facilities (JPY)	$ 12,442	–	–	–	–	–	$ 12,442	$ 12,442
Average interest rate	2.67%	–	–	–	–	–	2.67%

Variable rate borrowings under warehouse facilities (SGD)	$ 6,284	–	–	–	–	–	$ 6,284	$ 6,284
Average interest rate	4.85%	–	–	–	–	–	4.85%

Variable rate borrowings under warehouse facilities (EUR)	$ 8,216	–	–	–	–	–	$ 8,216	$ 8,216
Average interest rate	5.31%	–	–	–	–	–	5.31%

Variable rate borrowings under warehouse facilities (ITL)	$ 6,494	–	–	–	–	–	$ 6,494	$ 6,494
Average interest rate	5.45%	–	–	–	–	–	5.45%

Fixed rate discounted receivables (US)	$ 79,427	$ 53,004	$ 36,228	$ 20,991	$ 6,165	$ 1,432	$ 197,247	$ 195,290
Average interest rate	6.76%	6.65%	6.75%	6.94%	7.19%	7.45%	6.76%

Variable rate discounted receivables (US)	$ 82,750	–	$ 88,000	–	–	–	$ 170,750	$ 170,750
Average interest rate	7.03%	–	7.06%	–	–	–	7.04%

Senior notes (US)	–	–	–	$ 155,000	–	–	$ 155,000	$ 140,500
Average interest rate	–	–	–	9.88%	–	–	9.88%

Other debt (US)	$ 13,199	$ 9,322	$ 6,779	$ 4,167	$ 2,000	$ 25,000	$ 60,467	$ 60,220
Average interest rate	8.13%	8.75%	8.94%	8.81%	8.34%	8.78%	8.64%

Other debt (GBP)	$ 901	$ 1,003	$ 943	$ 227	–	–	$ 3,074	$ 2,968
Average interest rate	8.28%	8.27%	8.55%	8.12%	–	–	8.35%

Convertible subordinated notes (US)	–	–	$ 13,900	–	–	–	$ 13,900	$ 18,686
Average interest rate	–	–	9.13%	–	–	–	9.13%

Totals	$ 499,892	$ 63,329	$ 145,850	$ 180,385	$ 8,165	$ 26,432	$ 924,053	$ 912,029

Average interest rate	7.27%	6.98%	7.28%	9.51%	7.47%	8.71%	7.73%

	Expected Maturity Date - Qtr. Ended March 31,					There- after	Total	Fair Value

(in thousands of dollars)	2001	2002	2003	2004	2005

Derivatives Matched Against Liabilities:

Interest Rate Swaps

Pay fixed rate swaps (US)	–	–	–	–	–	$ 10,000	$ 10,000	$ 274
Weighted average pay rate	–	–	–	–	–	5.84%	5.84%
Weighted average receive rate	–	–	–	–	–	5.96%	5.96%

Pay fixed rate swaps (AUD)	–	–	$ 1,416	–	–	–	$ 1,416	$ 7
Weighted average pay rate	–	–	5.56%	–	–	–	5.56%
Weighted average receive rate	–	–	5.69%	–	–	–	5.69%

Pay fixed rate swaps (EUR)	–	–	–	$ 3,946	–	–	$ 3,946	$ 2
Weighted average pay rate	–	–	–	4.97%	–	–	4.97%
Weighted average receive rate	–	–	–	4.61%	–	–	4.61%

Treasury Locks (US)	$ 325,000	–	–	–	–	–	$ 325,000	$ 78
Average strike rate	6.49%	–	–	–	–	–	6.49%
Average index rate	6.46%	–	–	–	–	–	6.46%

Totals	$ 325,000		$ 1,416	$ 3,946		$ 10,000	$ 340,362	$ 361

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at March 31, 2000. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in German deutsche marks (DEM), Spanish pesetas (ESP), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), and Italian Lira (ITL), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date - Qtr. Ended March 31,					There- after	Total	Fair Value

(in thousands of dollars)	2001	2002	2003	2004	2005

Foreign Currency Sensitive Assets:

Fixed rate receivables in installments (DEM)	$ 3,184	$ 3,953	$ 2,866	$ 2,845	$ 3,056	$ 4,156	$ 20,060	$ 18,691
Average interest rate	8.83%	9.13%	9.47%	9.32%	9.35%	9.43%	8.83%

Fixed rate receivables in installments (ESP)	$ 722	$ 766	$ 684	$ 462	$ 365	–	$ 2,999	$ 2,618
Average interest rate	5.94%	5.94%	5.94%	6.00%	6.00%	–	5.94%

Fixed rate receivables in installments (SGD)	$ 494	$ 434	$ 482	$ 537	$ 592	–	$ 2,539	$ 2,358
Average interest rate	10.79%	10.79%	10.79%	10.72%	10.68%	–	10.79%

Fixed rate receivables in installments (JPY)	$ 3,717	$ 1,509	$ 1,593	$ 1,538	–	–	$ 8,357	$ 7,556
Average interest rate	5.65%	5.44%	5.44%	5.44%	–	–	5.64%

Fixed rate receivables in installments (AUD)	$ 489	$ 299	$ 3	–	–	–	$ 791	$ 725
Average interest rate	9.45%	8.68%	9.31%	–	–	–	9.45%

Fixed rate receivables in installments (GBP)	$ 46	$ 56	$ 62	$ 39	–	–	$ 203	$ 201
Average interest rate	11.00%	11.00%	11.00%	10.88%	–	–	11.00%

Fixed rate receivables in installments (EUR)	$ 972	$ 941	$ 1,015	$ 1,096	$ 979	–	$ 5,003	$ 4,445
Average interest rate	7.65%	7.65%	7.65%	7.65%	7.65%	–	7.65%

Totals	$ 9,624	$ 7,958	$ 6,705	$ 6,517	$ 4,992	$ 4,156	$ 39,952	$ 36,594

Average interest rate	7.41%	8.04%	7.99%	8.01%	8.93%	9.43%	7.95%

Derivatives Matched Against Assets:

Foreign Exchange Agreements

Receive US$ / Pay DEM	$ 14,451	–	–	–	–	–	$ 14,451	$ 590
Avg. contractual exchange rate	1.96	–	–	–	–	–	1.96

Receive US$ / Pay ESP	$ 4,862	–	–	–	–	–	$ 4,862	$ 151
Avg. contractual exchange rate	173.99	–	–	–	–	–	173.99

Totals	$ 19,313						$ 19,313	$ 741

	Expected Maturity Date - Qtr. Ended March 31,					There- after	Total	Fair Value

(in thousands of dollars)	2001	2002	2003	2004	2005

Foreign Currency Sensitive Liabilities:

Warehouse borrowings (DEM)	$ 5,958	–	–	–	–	–	$ 5,958	$ 5,958
Average interest rate	5.06%	–	–	–	–	–	5.06%

Warehouse borrowings (AUD)	$ 4,058	–	–	–	–	–	$ 4,058	$ 4,058
Average interest rate	7.49%	–	–	–	–	–	7.49%

Warehouse borrowings (GBP)	$ 12,013	–	–	–	–	–	$ 12,013	$ 12,013
Average interest rate	7.81%	–	–	–	–	–	7.81%

Variable rate borrowings under warehouse facilities (JPY)	$ 12,442	–	–	–	–	–	$ 12,442	$ 12,442
Average interest rate	2.67%	–	–	–	–	–	2.67%

Variable rate borrowings under warehouse facilities (SGD)	$ 6,284	–	–	–	–	–	$ 6,284	$ 6,284
Average interest rate	4.85%	–	–	–	–	–	4.85%

Variable rate borrowings under warehouse facilities (EUR)	$ 8,216	–	–	–	–	–	$ 8,216	$ 8,216
Average interest rate	5.31%	–	–	–	–	–	5.31%

Variable rate borrowings under warehouse facilities (ITL)	$ 6,494	–	–	–	–	–	$ 6,494	$ 6,494
Average interest rate	5.45%	–	–	–	–	–	5.45%

Other debt (GBP)	$ 901	$ 1,003	$ 943	$ 227	–	–	$ 3,074	$ 2,968
Average interest rate	8.28%	8.27%	8.55%	8.12%	–	–	8.35%

Totals	$ 56,366	$ 1,003	$ 943	$ 227			$ 58,539	$ 58,433

Average interest rate	5.40%	8.27%	8.55%	8.12%			5.51%

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Any statements contained in this Form 10-Q that are not historical facts are forward-looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to, changes (legislative and otherwise) in the healthcare industry, those relating to demand for our services, pricing, market acceptance, the effect of economic conditions, litigation, competitive products and services, the results of financing efforts, the ability to complete transactions, and other risks identified in our Securities and Exchange Commission filings.

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

DVI, INC.
(Registrant)

Date: May 12, 2000	By	/s/ MICHAEL A. O'HANLON
Michael A. O'Hanlon
President and Chief Executive Officer

Date: May 12, 2000	By	/s/ STEVEN R. GARFINKEL
Steven R. Garfinkel
Executive Vice President and Chief Financial Officer