Form 10-K405
period 2000-06-30
DVI INC
filed 2000-09-25
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-16271

DVI, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2722773

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 York Road Jamison, Pennsylvania	18929

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 488-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which Registered
Common Stock, par value $.005 per share	New York Stock Exchange, Inc.

9 7/8% Senior Notes due 2004	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Warrants to Purchase Common Stock
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒ No  ☐

        The aggregate market value of the registrant’s Common Stock (its only voting stock) held by nonaffiliates of the registrant as of July 31, 2000 was approximately $152,917,983 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on that date. (Reference is made to Page 16 herein for a statement of the assumptions upon which this calculation is based.)

        As of July 31, 2000, the registrant had 14,222,974 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the registrant’s definitive Proxy Statement to be filed with the Commission within 120 days after the close of the registrant’s fiscal year.

PART I

ITEM 1.	BUSINESS

Introduction

In this discussion, the terms “DVI”, the “Company”, “we”, “us” and “our” refer to DVI, Inc. and its subsidiaries, except where it is made clear that such terms mean only DVI, Inc. or an individual subsidiary.

DVI conducts its business principally through two operating subsidiaries, DVI Financial Services Inc., referred to as “DVI Financial Services” and DVI Business Credit Corporation, referred to as “DVI Business Credit”. We conduct securitizations through special-purpose subsidiaries. We also conduct other structured financings through limited-purpose subsidiaries or through our operating subsidiaries.

Overview

We are an independent specialty finance company that provides asset-backed financing to healthcare service providers. Our core businesses are medical equipment finance and medical receivables finance. We provide these services principally in the U.S., Latin America, Europe, the United Kingdom, South Africa, Asia and Australia. We also provide interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services and asset-backed financing for emerging growth companies. As of June 30, 2000, our total assets and shareholders’ equity were $1.3 billion and $215.4 million, respectively.

We principally serve the financing needs of middle-market healthcare service providers, such as outpatient healthcare providers, medical imaging centers, physician group practices, integrated healthcare delivery networks and hospitals. Many of our customers are growing entrepreneurial companies that have capitalized on trends affecting the healthcare delivery systems in the US and other countries to build their businesses. These trends include:

•	Significant growth in the level of healthcare expenditures worldwide;

•	Dramatic efforts by governmental and market forces to reduce healthcare delivery costs and increase efficiency;

•	Favorable demographic and public policy trends worldwide;

•	Growth, consolidation and restructuring of healthcare service providers and

•	Advances in medical technologies that have increased the demand for healthcare services and the need for sophisticated medical diagnostic and treatment equipment.

As a result of these trends, our business has grown substantially. From June 30, 1995 to June 30, 2000, our managed net financed assets portfolio increased 303% to approximately $2.0 billion from $494.9 million.

Medical Equipment Finance

Our medical equipment finance business, which had managed net financed assets of $1.7 billion and total revenues of $89.8 million as of June 30, 2000, operates by:

•	Providing financing directly to end users of diagnostic imaging and other sophisticated medical equipment;

•	Providing financing directly to end users of lower-cost medical devices and

•	Providing domestic and international finance programs for vendors of diagnostic and other sophisticated medical equipment.

Our typical equipment contracts for diagnostic, patient treatment and other sophisticated medical equipment (originated both domestically and internationally) range from $200,000 to $3.0 million while equipment contracts for lower cost medical devices range from $5,000 to $200,000. Most of our equipment contracts are structured so that the full cost of the equipment and all financing costs are repaid during the financing term, which is typically five years. Because most of our equipment contracts are structured as notes secured by equipment or direct financing leases with a bargain purchase option, our exposure to residual asset value is limited. Our residual asset value was $40.3 million at June 30, 2000.

For accounting purposes, we classify the equipment contracts we originate as:

•	Notes secured by equipment,

•	Direct financing leases or

•	Operating leases.

Generally, in transactions where notes are secured by equipment and in direct financing leases, the obligor has substantially all of the benefits and risks of ownership of the equipment. Operating leases provide for the rental of the asset. The different classifications can result in accounting treatments that provide substantially different income and costs during the transaction term. Direct financing leases and notes secured by equipment are reflected on our balance sheet as “investment in direct financing leases and notes secured by equipment or medical receivables”. For statement of operations purposes, those transactions result in amortization of finance income over the transaction term in the amounts computed using the interest method.

We enter into two types of direct financing lease transactions, which are referred to as “conditional sales agreements” and “fair market value t ransactions”. Conditional sales agreements and notes secured by equipment represent those transactions in which we retain no residual interest in the underlying equipment. Fair market value transactions are those transactions in which we do retain a residual interest in the equipment. We record this residual interest on our books as an estimate of the financed equipment’s projected fair market value at the end of the transaction term. At the inception of notes secured by equipment and direct financing lease fixed payment transactions, “unearned income” represents the amount by which the gross transaction receivables and the estimated residual value (on fair market value transactions) exceed equipment cost. At the inception of notes secured by equipment and direct financing lease variable rate transactions, the beginning receivable balance is equal to the equipment cost only. Variable rate contracts have scheduled principal payments and variable interest payments that are calculated and accrued monthly on the remaining principal balance. The accrued interest receivable on variable rate contracts is reflected on the balance sheet under Accounts receivable.

Leases and contracts for the rental of equipment that do not meet the criteria of direct financing leases are accounted for as operating leases. We record equipment under an operating lease or a rental contract on the balance sheet at our cost under the caption of “Equipment on operating leases” and depreciate this equipment on a straight-line basis over its estimated useful life. Income is also recognized on a straight-line basis over the life of the contract.

Notes secured by equipment and direct financing lease transactions are all “net” transactions under which the obligor must make all scheduled payments, maintain the equipment, insure the equipment against casualty loss and pay all equipment-related taxes. In fair market value transactions, at the end of the initial financing term, the obligor has the option to purchase the equipment for its fair market value, extend the financing term under renegotiated payments or return the equipment to us. If the equipment is returned to us, we must sell or lease the equipment to another user.

In transactions that we permanently fund through securitization or other structured finance transactions which we treat as debt, income is deferred and recognized using the interest method over the respective term of the transactions. If an obligor under a transaction defaults, we may not receive all or a portion of the unamortized income associated with the transaction.

For those securitizations that are treated as sales, we retain the obligation to service the individual contracts although they are removed from our balance sheet at the time of sale. We are compensated for these services under contractual terms, which include our receipt of a servicing fee, late charges, and ancillary revenue that we believe would more than adequately compensate a substitute servicer. Generally accepted accounting principles (“GAAP”) requires us to recognize as a servicing asset the excess of that compensation received over amounts that would otherwise be paid to an independent third party to perform this specific type of servicing. We began recording these servicing assets for securitizations consummated after June 30, 1999. The amount of unamortized servicing assets recorded at June 30, 2000 was $6.3 million and is included in Other assets on the balance sheet.

We have traditionally focused our financing activities on the domestic outpatient diagnostic and treatment services sector of the healthcare industry. This sector typically consists of radiologists and other diagnostic service providers who were among the first in the domestic healthcare industry to move away from the hospital setting toward outpatient treatment centers. We expect the range of outpatient services we finance to expand, and we intend to focus on the equipment used and medical receivables generated as a result of that expansion.

In recent years, we have significantly expanded our international business in which we finance the purchase of diagnostic imaging and other sophisticated medical equipment by private clinics, diagnostic centers and hospitals. Our international business is focused on providing finance programs for equipment manufacturers doing business in Latin America, Europe, the United Kingdom, South Africa, Asia and Australia. We believe our presence in these regions enhances our relationships with certain medical equipment manufacturers and permits us to capitalize on the growing international markets for medical equipment financing. We view continued expansion of our relationships with medical equipment vendors and manufacturers as an integral component of our growth strategy, and we intend to continue our expansion of international medical equipment finance activities. At June 30, 2000, our managed portfolio of international equipment contracts was $291.1 million.

Medical Receivables Finance

Our medical receivables financing business, which had managed net financed assets of $251.0 million and total revenues of $31.7 million as of June 30, 2000, generally consists of providing loans to healthcare providers that are secured by their receivables. Substantially all of these lines of credit are collateralized by third party medical receivables due from Medicare, Medicaid, HMOs, PPOs, commercial insurance companies, self-insured corporations, and, to a limited extent, other healthcare service providers. At times, we may use additional types of collateral to secure these loans. We generally advance 70% to 85% of our estimate of the net collectible value of the eligible receivables from third party payors. Clients continue to bill and collect the accounts receivable, subject to lockbox collection and sweep arrangements established to our benefit. The interest and fee income generated from these loans are recognized over the terms of the lines of credit, which are typically one to three years, and are recorded as amortization of finance income and other income. We conduct due diligence on our potential medical receivables clients for all financings and follow underwriting and credit policies in providing financing to customers. Our credit risk is mitigated by our security interest in the customer’s eligible and ineligible receivables and by the customer’s additional collateral, where applicable. We also acquired a highly sophisticated collateral tracking system that will allow us to improve the monitoring of medical receivables. Our medical receivables loans are structured as floating rate lines of credit. These lines of credit typically range in size from $500,000 to $15.0 million; however, in certain circumstances commitments ranging from $20.0 million to $40.0 million are also provided.

Medical receivables financing is readily available for many hospitals and for physicians seeking relatively small amounts of funding. However, for outpatient healthcare providers seeking funding in excess of $500,000, the principal sources of financing generally are limited to specialty finance companies or factoring companies that purchase receivables at a discount. We believe the principal reasons for the lack of financing in these areas historically have been the uncertainty of the value of the receivables, the lack of permanent funding vehicles and the potential for fraud due to the difficulty of verifying the performance of healthcare services. More recently, interest in providing financing for this sector has increased as a result of improved understanding of the expected reimbursement levels for healthcare services and the availability of historical performance data on which to base credit decisions. Our strategy in medical receivables financing is to differentiate ourselves from many of our competitors by offering loans secured by medical receivables rather than factoring those receivables at a discount. We believe that loans secured by medical receivables are often more attractive to borrowers that generate high-quality medical receivables because those borrowers find that our financing costs less than receivables factoring.

The following describes the unique risks involved in the medical receivables financing business:

•
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

•	There are technical legal issues associated with creating and maintaining perfected security interests in medical receivables, specifically those generated by Medicaid and Medicare claims.

•	Payors may make payments directly to healthcare providers that have the effect (intentionally or otherwise) of circumventing our rights in such payments.

•	Payors may attempt to offset their payments against debts owed to the payors by the healthcare providers.

•
As a lender whose position is secured by medical receivables, we are less likely to collect outstanding receivables in the event of a borrower’s insolvency than a lender whose position is secured by medical equipment that the borrower needs to operate its business.

•
A borrower that defaults on obligations secured by medical receivables may require additional loans (or modifications to the terms of existing loans) to continue operations and repay outstanding loans.

•	A conflict of interest may arise when we act as servicer for an equipment-based securitization and originate medical receivables loans to borrowers whose equipment contracts have been securitized.

•	The fact that the use of structured finance transactions to fund medical receivables is a relatively new process may impair our efforts to develop suitable sources of funding.

Additional Financing Services

Management believes that the long-term and assisted care markets and emerging growth companies have been underserved by traditional financing sources and that many firms have both a need for and the creditworthiness to support working capital financing. In November 1997, we established DVI Merchant Funding (a division of DVI Financial Services) and acquired Third Coast Capital in June 1998 to serve these markets and companies. Through DVI Merchant Funding we provide interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to our customers operating in the long-term care, assisted care and specialized hospital markets. Through Third Coast Capital, we provide asset-backed financing, including lease lines of credit, to emerging growth companies. The services that are provided by these newly acquired companies have not yet achieved their full potential. For segment reporting purposes, they are included under “corporate and all other” (see Item 8, Note 19 for more information on segment reporting).

Income Classifications

Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, outlines the accounting for revenue recognition and includes both broad conceptual discussions as well as certain industry-specific guidance. Based on these guidelines, it states that revenue should not be recognized until it is realized or realizable and earned. We have implemented SAB 101 in the current financial statements and it has not had a material impact on the results of operations.

We classify income under the categories of:

•	“Amortization of finance income”, which consists primarily of the interest component of scheduled payments on notes secured by equipment, medical receivables and direct financing leases;

•
“Other income”, which consists primarily of income realized from customer warrants not related to current lending activities, medical receivables fees, consulting and advisory fees, late fees, net service fee income, and contract fees and penalties (see Item 8, Note 7 for a summary of other income) and

•	“Net gain on sale of financing transactions”, in which gains are recognized when we permanently fund transactions through off-balance sheet securitizations or other contract sales.

Amortization of finance income is calculated using the interest method whereby the income is reported at a level rate of return on the net investments over the contract term. Included is the amortization of deferred loan fees and any related consideration obtained in connection with lending activities. This income is treated as an adjustment of yield in accordance with GAAP.

Revenue from medical receivables fees, late fees, net service fee income, and contract fees and penalties is recorded in Other income when earned according to signed contractual terms. Revenue from investment advisory services is recorded in Other income when the services are rendered, when the fair value of our interest can be reasonably established and when collection is estimated to be short-term (within 90 days).

Business Strategy

Our goal is to be the leading provider of asset-backed financing services to growing segments of the healthcare industry and to be the primary source for all of the financing needs of our customers. The principal components that we believe will enable us to attain this goal include:

•
Generating additional financing opportunities with equipment manufacturers and their customers in domestic and international markets.    We view continued expansion of our relationships with medical equipment manufacturers as an integral component of our growth strategy. We intend, to the extent appropriate in pursuit of that objective, to continue to expand our medical equipment finance activities outside the U.S. We have formed international joint ventures or established branch offices or subsidiaries in Latin America, Europe, the United Kingdom, South Africa, Asia and Australia that provide medical equipment financing in these regions to strengthen our relationships with certain manufacturers of medical equipment and to capitalize on the growing international markets for medical equipment financing. We believe that by helping manufacturers finance their customers’ equipment purchases outside the U.S., we will encourage those manufacturers to increase the financing opportunities they refer to us within the U.S.

•
Continuing to expand our medical receivables financing business.    We intend to further expand our medical receivables financing business by generating financing opportunities through our existing medical equipment financing customer base, particularly from those customers who are expanding to provide additional healthcare services as well as through providers who do not finance significant amounts of medical equipment. We intend to maintain a strategy of differentiating ourselves from many of our competitors by continuing to offer contracts secured by medical receivables rather than factoring those receivables at a discount.

•
Expanding our presence in the lower-cost medical devices market.    We seek to use our reputation as a medical equipment financing specialist and our ability to finance a wide range of healthcare providers to establish a presence in the relatively more competitive market for financing lower-cost medical equipment. This market includes diagnostic and patient treatment devices. As part of this strategy, in September 1998, we acquired substantially all the assets and retained 39 employees of a 15-year old “small ticket” medical equipment financing business, referred to as DVI Strategic Partner Group (“DVI SPG”), formerly known as Affiliated Capital. This business is serving as a platform for the expansion of our vendor sales program into this market. During the nine months ended June 30, 1999 and year ended June 30, 2000, contracts originated by this acquired business were $37.4 million and $56.4 million, respectively.

•
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

•
Acquiring specialty businesses.    Growth through acquisitions of specialty businesses that fit within our existing operations and long-term business strategy will allow us to expand into other segments of the healthcare industry. During the last three years, we acquired a small healthcare merchant funding operation, a provider of asset-backed financing for emerging growth companies, a “small ticket” medical equipment financing business and a custom software design firm that provides software and services to the healthcare industry. We have integrated these activities with our financing services offered to the healthcare industry. Through these acquisitions, we intend to significantly expand our presence in new markets.

Sales and Marketing

We generate most of our financing opportunities from two sources:

•	Medical equipment manufacturers that use third parties to finance the sale of their products and

•	Healthcare providers with whom our sales organization has relationships.

Generally, medical equipment manufacturers refer customers to us for financing because they believe we have the ability to understand and measure the creditworthiness of the customer’s business and to provide the financing necessary for the completion of the equipment sale.

We have established a close working relationship, both domestically and internationally, with major manufacturers of diagnostic imaging equipment by meeting their needs to arrange financing for the higher-cost equipment they sell to healthcare providers. Because of some of these relationships with medical equipment manufacturers, especially those targeting the international markets, we have formed joint ventures or subsidiaries to provide medical equipment financing to the customers of the manufacturers in the international market. We currently have joint ventures, branch offices or subsidiaries in Latin America, Europe, the United Kingdom, South Africa, Asia and Australia. We believe that these relationships give us a competitive advantage over other providers of medical equipment financing.

Our target market for the medical receivables lines of credit we originate includes “middle market” healthcare companies and providers with annual revenues between $10.0 and $125.0 million. By definition, this sector of the marketplace precludes both start-up healthcare companies as well as extremely mature or rated medical organizations that can obtain traditional bank financing. This sector has been one that most traditional financing sources have avoided due to the payor complexity and specialization required. “Middle market” companies and providers that comprise our target market include the following:

•	Specialty outpatient clinics, including imaging centers, surgery centers, oncology centers, and medical laboratories;

•	Hospitals, including acute care and sub-acute facilities, and community and specialty hospitals;

•	Health service companies, including home healthcare, nursing homes, skilled nursing, physical and occupational therapy, pharmacy, infusion, and specialty treatment centers and

•	Medical practitioners, including medical groups, individual physicians with large practices and management service organizations.

Our sales and sales management staff consists of 56 healthcare finance specialists located in various parts of the world. These individuals generally have a finance industry and/or medical equipment background. We typically locate sales personnel in geographic areas where they have knowledge of the local market. We believe that sales personnel who understand local economic and political trends are a valuable component of our credit underwriting process.

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

Due to the large size of our transactions, each one is analyzed and reviewed on its own merits. Pursuant to our Company policy, the Director of Credit for DVI Financial Services has approval authority for all transactions up to $500,000. The Vice President of Credit for DVI Financial Services has approval authority for all transactions up to $750,000. The Chief Credit Officer—USA and the Chief Credit Officer of DVI, with the agreement of any other member of the credit committee, has approval authority up to $1.0 million. The credit committee has approval authority for all transactions greater than $1.0 million. Credit committee approval must also be given each time a customer’s aggregate exposure exceeds an increment of $3.0 million.

Because of the relatively small size of the medical equipment contracts generated through DVI SPG, the underwriting criteria are significantly different from those we typically use. DVI SPG’s applications from obligors are analyzed for approval based upon a combination of the applicant’s financial condition and credit score (for applicants who are individuals), which is obtained from a national credit reporting organization. Applications are filed with the credit department and screened for repeat customers, in which case the previous file, credit and payment history are also analyzed. Based on such information, an individual credit analyst assigns a status to the application (approved, declined, request for further information or change in acceptable terms). If the application is approved and the conditions and requirements of approval are met, an account manager or sales support representative processes the file and issues a signed purchase order. The account is then reviewed for completion of all requirements and signed for authorization to book the transaction. In general, DVI SPG completes UCC filings on all transactions where the cost of the equipment exceeds $25,000.

DVI SPG has established specific credit guidelines for hospitals, group practices and sole practitioners that generally require obligors to:

•	Be in business for a certain period of time, usually for a minimum of one to two years;

•	Provide financial statements, corporate resolutions and the appropriate purchase documents;

•	Provide personal guarantees under certain circumstances;

•	Provide proof of medical license and

•	Meet the credit report score requirements of independent scoring services.

DVI SPG has imposed other requirements in certain circumstances and may consider an obligor’s medical specialty in evaluating creditworthiness. DVI SPG may allow exceptions to the foregoing requirements as warranted, in which case the approval of two credit officers is required.

Credit Experience

The following table sets forth certain information with respect to delinquencies for our contracts for the periods indicated:

	As of June 30,
(in millions of dollars)	2000		1999		1998
	$	%(2)	$	%(2)	$	%(2)

Managed net financed assets	1,992.0	–	1,661.8	–	1,223.0	–
Delinquencies (1)
31—60 days	13.6	0.7	14.9	0.9	24.6	2.0
61—90 days	14.7	0.7	8.8	0.5	15.9	1.3
91+ days	87.3	4.4	59.1	3.6	44.0	3.6

Total delinquencies	115.6	5.8	82.8	5.0	84.5	6.9

(1)
Under the relevant agreements, our obligors generally are considered in default if payment on a contract has not been received when due. Information presented does not include obligations that are overdue by less than 30 days.

(2)	Delinquencies as a percentage of managed net financed assets. Delinquencies reflect the remaining outstanding balance on delinquent contracts.

The 39.6% increase in delinquencies to $115.6 million is the result of the 19.9% growth in managed net financed assets, a $3.6 million bankruptcy of a borrower of Third Coast Capital (which was cleared on June 26, 2000 by the bankruptcy court at 100% of its value), a $6.5 million loan to an assisted living facility that is being restructured, a $4.9 million loan to a psychiatric hospital in California that is secured by all assets including real estate and $3.7 million of additional delinquencies at DVI Capital, which was discontinued in March 2000 (see Item 8, Note 16). All of these loans and leases are properly collateralized or reserved for and no significant losses are anticipated.

Ultimately, we expect the borrowers to own all of the equipment financed. Our experience has been that, in instances of delinquency, the market value of the equipment generally has been sufficient to allow for the restructuring of contracts without any significant adjustments to the original yield or the manner in which we record such contracts. We have also exercised our right to bring in new management to operate centers that have defaulted on their contracts.

The following table sets forth information with respect to losses for our contracts for the periods indicated:

	Year Ended June 30,
(in thousands of dollars)	2000	1999	1998
Net charge-offs	$ 7,449	$ 5,345	$ 1,635
Average net financed assets	1,157,560	916,528	679,553
Average managed net financed assets	1,868,630	1,437,597	1,064,663
Net charge-offs as a percentage of average net financed assets	0.64%	0.58%	0.24%
Net charge-offs as a percentage of average managed net financed assets	0.40%	0.37%	0.15%

Net charge-offs during fiscal 2000 increased $2.1 million over the prior year. This increase in charge-offs is due to the 30.0% growth in our average managed net financed assets. Specific areas of increased charge-offs over the prior year include $1.0 million for repossessed assets, $0.8 million for international operations and $0.4 million for small ticket medical equipment financing.

The increase in net charge-offs during fiscal 1999 was the result of a bankruptcy filing by Allegheny Health Education and Research Foundation in the amount of $2.0 million. Small-ticket medical equipment financing charge-offs totaled $1.1 million.

The allowance for losses on receivables (the “allowance”) is available to absorb our current estimates of credit losses in our managed portfolio. Each month we compile information on the performance of our portfolio to assess the adequacy of the allowance. Our assessment includes a review of delinquencies, historical loss experience, collateral and the strength of guarantors, and legal options to enforce management changes or sustain legal positions. The assessment includes estimates that may be significantly affected by changes in general economic and political conditions. We perform detailed analyses for specific obligors to evaluate discrete factors adversely affecting their ability to comply with the terms of their agreements with us. Based on the conclusions of those analyses, we make provisions for losses at the end of each fiscal quarter in amounts deemed necessary to maintain an adequate allowance. As these assessments are often influenced by factors outside our control, there is uncertainty inherent in them, making it possible that they could change in the near term. We believe the allowance is adequate to provide for estimated losses. See Item 8, Note 3 for a reconciliation of the allowance for each of the past three years.

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

In addition to the funding provided under our warehouse and permanent funding facilities, our need for capital is affected by four primary factors:

•	The level of credit enhancement required under our various warehouse and permanent funding facilities,

•	The amount of contracts we hold that do not qualify as eligible collateral under those facilities,

•	Growth in overseas markets for which funding resources have not been fully developed and

•	Growth in new businesses for which funding resources have not been fully developed.

While these factors tend to reduce our liquidity at times of strong growth in contract origination, they may have the effect of improving our cash flow from operations in the short term if our contract growth were to decline.

The Company’s strong growth in contract origination and net financed assets has required substantial amounts of external funding. Through our operating subsidiaries, we finance our equipment and medical receivables on an interim basis with secured credit facilities provided by banks and other financial institutions. These interim “warehouse” facilities are refinanced using asset securitizations, contract sales, and other structured finance techniques that permanently fund most of our equipment and medical receivables contracts. Permanently funded equipment and medical receivables are funded through the life of the respective assets. These permanent financings require us to invest additional capital to fund reserve accounts or to meet the overcollateralization required in the securitizations and sales of our contracts.

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

Warehouse Facilities

At June 30, 2000, we had an aggregate of $574.2 million available for both domestic and international equipment contract financing under various warehouse facilities of which we had borrowed an aggregate of $256.7 million. These facilities are provided by a syndicate of banks that participate in a revolving credit arrangement, by several banks lending directly to our international business and by investment banking firms that we use for securitizations. The contracts made under these bank warehouse facilities bear interest at floating rates and are full recourse obligations of the Company. Borrowings made under the domestic facilities typically are repaid with the proceeds of advances made under securitization facilities. Those advances in turn are typically repaid with proceeds from permanent fundings. Contracts funded under securitization facilities cease to be eligible collateral if they are not securitized within a specified period. The amount advanced under the securitization facilities is 92% of the discounted value of the pledged receivables. If we were unable to arrange continued access to acceptable warehouse financing, we would have to curtail our contract origination, which in turn would have a material adverse effect on our financial condition and operations. See Item 8, Note 6 for a summary of our warehouse availability at June 30, 2000.

Medical Receivables Financing

We fund our medical receivables financing business through various sources. We have established a revolving credit agreement with a syndicate of banks that is used to warehouse medical receivables contracts up to $100.0 million. We also have an additional warehouse facility of $3.0 million available through another bank. We had $49.9 million outstanding under these facilities at June 30, 2000. See Item 8, Note 6 for a summary of our warehouse availability at June 30, 2000.

Permanent Funding Program

The most important sources of permanent funding for our contracts have been securitization and other forms of structured finance. Securitization is a process in which a pool of contracts is transferred to a special–purpose financing entity that issues notes to investors. The notes are secured by a pledge of the assets or other collateral in the contract pool. Principal and interest on these notes are paid from the cash flows produced by the contract pool. In the securitizations we sponsor, equipment contracts funded through securitizations must be credit enhanced to receive an investment grade credit rating.

Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated tranche of each individual transaction or an insurance policy. Typically, our securitizations are enhanced through subordinated tranches and cash collateral. In the equipment securitizations we have sponsored to date, we have been effectively required to furnish credit enhancement equal to the difference between the total discounted cash flows of the securitization pool and the net proceeds we receive in such a securitization. In the medical receivables securitizations we have sponsored to date, we have furnished credit enhancement through subordinated tranches, corporate guarantees and cash collateral. The majority of the credit enhancements is recorded as subordinated interests of the present value of the discounted cash flows and is repaid from their share of those future cash flows.

The requirement to provide this credit enhancement reduces our liquidity and requires us to obtain additional capital periodically. There can be no assurance that we will be able to obtain additional capital in the future.

For accounting purposes, our securitizations are treated as either financings (on–balance sheet transactions) or sales (off–balance sheet transactions). The decision on which accounting treatment to use depends on the level of control we wish to retain over the assets. In an on–balance sheet transaction, the contracts being securitized remain on our balance sheet as an asset for their originally contracted term and the proceeds raised are accounted for as discounted receivables in which no gain or loss is recognized. In an off–balance sheet transaction, we remove the contracts from our balance sheet and recognize a gain or loss on the sale of these contracts. The previously recorded amounts are allocated between the assets sold and the recourse credit enhancement based on the relative fair values on the date of transfer. The net proceeds received are adjusted on our balance sheet by recording the fair value of recourse credit enhancements and servicing assets. Unamortized securitization assets are reviewed quarterly for impairment.

We continually seek to improve the efficiency of our permanent funding techniques by reducing up–front costs and minimizing our cash requirements. We may consider alternative structures, including senior and subordinated tranches, and alternative forms of credit enhancement, such as letters of credit and surety bonds. The transaction expenses of each securitization and other forms of structured financing depend on market conditions, costs of securitization and the availability of credit enhancement options. We expect to continue to use securitization and other forms of structured financing, on both a public and private basis, as our principal source of permanent funding for the foreseeable future.

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

The securitization of our equipment contracts are often structured as sales and resulted in gains totaling $25.7 million, $29.8 million and $21.0 million for years ended June 30, 2000, 1999 and 1998, respectively. We find distinct advantages to this structure over the on–balance sheet structure that does not result in a gain and, subject to the continuing availability of the sale structure, intend to use it in future years. The principal advantage of this structure is that it accelerates the recognition of revenue that would otherwise be recognized over the term of the underlying contracts. This acceleration of revenue, in turn, increases our capital base, which increases the amount of funds that we can borrow. The greater borrowing capacity can be used to acquire greater amounts of earning assets, which promotes our growth and profitability.

If, for any reason, we were to become unable to access the securitization market to permanently fund our equipment and medical receivables contracts, the consequences would be materially adverse. Our ability to complete securitizations and other structured finance transactions depends upon a number of factors, including:

•	The general conditions in the credit markets,

•	The size and liquidity of the market for the types of receivable-backed securities we issue or place in securitizations and

•	The overall financial performance of our contract portfolio.

We do not have binding commitments for permanent funding, through either securitization or contract sales. We have non-binding agreements with investment banking entities to fund future contracts through securitization. While we expect to be able to continue to obtain the permanent funding we require for our equipment and medical receivables financing businesses, we cannot give any assurance that we will be able to do so. If, for any reason, any of these types of funding were unavailable in the amounts and on terms deemed reasonable by us, our equipment and medical receivables financing activities would be adversely affected. We believe that our present warehouse and permanent funding sources are sufficient to fund our current needs for our equipment and medical receivables financing businesses.

Credit Risk

Many of our customers are outpatient healthcare providers. Contracts to such customers require a high degree of credit analysis. In addition, we have entered the long-term care and assisted care submarkets, and we are now providing asset-backed financing for emerging growth companies and subordinated debt financing to our traditional client base, all of which require different types of credit analysis. Although we try to reduce our risk of default and credit losses through our underwriting practices, contract servicing procedures and the use of various forms of non-recourse or limited-recourse financing (in which the financing sources that permanently fund our equipment and other contracts assume all or some of the risk of default by our customers), we remain exposed to potential losses resulting from a default by a customer. Customer defaults could result in:

•	Requiring us to make certain payments under our warehouse facilities,

•	Requiring us to make payments to the extent of our remaining credit enhancement position under our permanent equipment and other funding arrangements,

•	The loss of the cash or other collateral pledged as credit enhancement or

•	The loss of any remaining interest we may have kept in the underlying equipment.

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

In June and December 1999, we purchased a total of $150.0 million of transfer and convertibility risk insurance from the Multilateral Investment Guarantee Agency (“ MIGA”), a division of the World Bank. This program will be used by MSF Holding Ltd., our 59%-owned joint venture business in Latin America, to cover the risks associated with transferring payments out of Brazil. The MIGA guarantee program will eliminate certain capital allocations for lenders and assist DVI in obtaining favorable agency credit ratings needed for bank funding and sales of assets to investors through securitization.

In the past few years, we originated a significantly greater number of equipment, medical receivables and other contracts than we did previously. Because of this growth, our managed net financed asset portfolio grew from $494.9 million at June 30, 1995 to $2.0 billion at June 30, 2000. In light of this growth, the historical performance of our contract portfolio, including rates of credit loss, may not be useful in predicting future contract portfolio performance.

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

Competition

The business of financing medical equipment is highly competitive. We compete with equipment manufacturers that finance sales of their own equipment, finance subsidiaries of national and regional commercial banks, and equipment leasing and financing companies. Many of our competitors have significantly greater financial and marketing resources than we do. In addition, the competition in the new markets we have recently targeted, specifically the medical device financing market and the medical receivables financing market, may be greater than the levels of competition we have historically experienced.

We believe that a decrease in the number of competitors in the higher cost medical equipment financing market, combined with our high level of focus and experience in this market, resulted in increased equipment contract origination during the past few years. We cannot give any assurance that new competitive providers of financing will not enter the medical equipment financing market in the future. To meet our long-term growth objectives, we must increase our presence in our targeted markets for lower-cost medical device financing and medical receivables financing. To achieve this goal we may be required to reduce our margins to remain competitive.

Government Regulation

Although most states do not regulate the equipment financing business, certain states do require the licensing of lenders and financiers by requiring adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Some states impose limitations on interest rates and other charges. In addition, federal, state, local and international authorities regulate the operation of certain types of diagnostic imaging and patient treatment equipment. For example, a shared service provider or healthcare provider using the equipment that we finance may be required to obtain and maintain approvals from governmental authorities to service other healthcare providers with whom we have entered into service agreements. Failure by our customers to comply with these requirements could adversely affect their ability to meet their obligations to us. Our customers could be adversely affected by changes in regulations that limit or prohibit the referral of patients by physicians who have invested in healthcare facilities that we finance.

Employees

As of June 30, 2000, the Company had 345 full-time employees consisting of:

•	8 executive officers,

•	56 sales and sales management personnel,

•	103 documentation and credit personnel,

•	66 accounting and treasury personnel and

•	112 other administrative and technical personnel.

None of our employees are covered by a collective bargaining agreement, and management believes that its relationship with its employees is good.

ITEM 2.	PROPERTIES

The Company leases all of its office buildings. Our principal executive offices are located in Jamison, Pennsylvania. We lease an aggregate of approximately 95,603 square feet of office space worldwide. In addition, we own a 1,553 square-foot residential property located in Jamison, PA for use by those visiting our principal office on company business. We also own a 450 square-foot apartment unit in New York City for use by Company officers while conducting business there.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending litigation or legal proceedings, or, to the best of our knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 2000.

Executive Officers of the Registrant

As of June 30, 2000, the executive officers of DVI, Inc. were:

Name	Age	Position
Michael A. O’Hanlon	53	Director, President and Chief Executive Officer
Steven R. Garfinkel	57	Executive Vice President and Chief Financial Officer
Richard E. Miller	48	Executive Vice President and President, DVI Financial Services Inc.
Jozef J.M. Osten	61	Executive Vice President and President, DVI Europe
Anthony J. Turek	57	Executive Vice President and Chief Credit Officer
John P. Boyle	50	Vice President and Chief Accounting Officer
Melvin C. Breaux	59	Vice President, Secretary and General Counsel
Cynthia J. Cohn	41	Vice President and Executive Vice President, DVI Business Credit Corp.

Michael A. O’Hanlon is the Company’s president and chief executive officer and has served as such since November 1995. Mr. O’Hanlon was president and chief operating officer from September 1994 to November 1995. Mr. O’Hanlon joined the Company in March 1993 and until September 1994 served as executive vice president. Mr. O’Hanlon became a director of the Company in November 1993. Before joining the Company, Mr. O’Hanlon served for nine years as president and chief executive officer of Concord Leasing, Inc., a major source of medical, aircraft, ship and industrial equipment financing. Previously, Mr. O’Hanlon was a senior executive with Pitney Bowes Credit Corporation. Mr. O’Hanlon received his MBA from the University of Connecticut and his Bachelor of Business Administration Degree from the Philadelphia College of Textiles and Science.

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

Richard E. Miller is an executive vice president of the Company and president of DVI Financial Services Inc. He joined the Company in April 1994. Mr. Miller also serves on the executive committee of the Company. His primary responsibility is to manage operations and the Company’s sales organization of financing specialists that interface directly with the Company’s customers. Before joining the Company, he served for six years as vice president of sales for Toshiba America Medical Systems, a major manufacturer of medical imaging equipment. Previously, Mr. Miller was national sales manager for Thomsen CGR, a French manufacturer of medical imaging equipment, which was acquired by General Electric Medical Systems. Mr. Miller received his Bachelor of Arts degree from Eastern College.

Jozef J.M. Osten is an executive vice president of the Company and President of DVI’s European operations. Mr. Osten joined the Company in January 1998. Mr. Osten has over 30 years of financial experience gained with several international banks based in Europe and the U.S. In 1994, he accepted an assignment in Latin America, and most recently, Mr. Osten served as Chief Operating Officer for Surinvest International Limited, a bank holding company based in Montevideo, Uruguay. From 1991 to 1994, Mr. Osten was managing director for Fennoscandia Bank, London, a subsidiary of Skop Bank, Helsinki, Finland. After a five-year assignment in Japan with the Bank of California, Mr. Osten returned to the Netherlands in 1978 to head the foreign acquisition program at Netherlandsche Middenstandbank N.V. (now ING Bank) for ten years. Mr. Osten’s formal education included Aloysius College, The Hague, The Netherlands and the University of Washington, from which he received a Bachelor of Arts degree in German literature. He is fluent in Dutch, English, German, French and Spanish.

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

John P. Boyle is a vice president and chief accounting officer of the Company. Mr. Boyle joined the Company in January 1995. His primary responsibility is managing the Company’s accounting, tax and financial reporting functions. Mr. Boyle is a General Securities Principal and a CPA with twenty years of experience in the financial services industry. Mr. Boyle spent five years of his professional career with Peat Marwick Mitchell & Co. in Philadelphia. Beyond his accounting background, he has extensive experience in credit and corporate finance matters. Mr. Boyle received his Bachelor of Arts degree from Temple University.

Melvin C. Breaux is general counsel, secretary and a vice president of the Company, as well as general counsel and a vice president of DVI Financial Services Inc. Before joining the Company in July 1995, Mr. Breaux was a partner in the Philadelphia, Pennsylvania law firm of Drinker, Biddle, & Reath for 17 years and an associate of the firm for 8 years. As a member of that firm’s banking and finance department, he specialized in secured and unsecured commercial lending transactions, a wide variety of other financing transactions, and the general practice of business law. Mr. Breaux received his Juris Doctorate degree from the University of Pennsylvania School of Law and his Bachelor of Arts degree from Temple
University.

Cynthia J. Cohn has been a vice president of the Company since October 1988 and executive vice president of DVI Business Credit Corporation since January 1994. The Company has employed Ms. Cohn in a sales and management capacity since July 1986. She is responsible for the operating functions of DVI Business Credit Corporation, the Company’s medical receivables financing subsidiary. She served as an assistant vice president from July 1987 to October 1988. Prior to joining the Company, Ms. Cohn served as research coordinator for Cantor, Fitzgerald Co., Inc., a stock brokerage firm, from February 1983 to July 1986, where she was responsible for development and coordination of that firm’s research product for both institutional and retail clientele. Ms. Cohn received her Bachelor of Arts degree from Ithaca College. Ms. Cohn is the daughter of Gerald L. Cohn, a director of the Company.

For the purposes of calculating the aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates, as shown on the cover page of this report, we assumed that all the outstanding shares were held by nonaffiliates except for the shares owned by directors and executive officers of the Company, by CIBC Trust Company and by the Ronald Baron group. However, we cannot be sure that all such persons or entities are, in fact, affiliates of the Registrant, or that there are not other persons who may be deemed to be affiliates of the Registrant. Further information concerning shareholdings of officers, directors and principal shareholders is included in our definitive proxy statement relating to our scheduled November 29, 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The common stock of DVI, Inc. is listed on the New York Stock Exchange. The following table sets forth high and low sales prices per share of common stock as reported on the Composite Tape for the periods indicated:

	Year Ended June 30,
	2000			1999
	High	Low		High	Low
First Quarter	$17 1 /2	$15	1 /8	$25 1 /4	$13 7 /16
Second Quarter	16 1 /16	11	1 /4	19 5 /8	9 1 /2
Third Quarter	18 1 /16	13	3 /8	18 7 /8	12 5 /8
Fourth Quarter	17	12	9 /16	17 5 /8	12 1 /4

Dividend Policy

We have not declared or paid any cash dividends since our inception, and we anticipate that any future earnings will be retained for investment in our corporate operations. Any declaration of dividends in the future will be determined in light of a number of factors affecting us at that time, including our earnings, financial condition, capital requirements, level of debt and the terms of any contractual limitations on dividends. Our principal warehouse facility prohibits DVI Financial Services, our principal operating subsidiary, from paying cash dividends. In addition, the agreement with respect to our Senior Notes and Convertible Subordinated Notes places limitations on the payment of dividends by the Company and its subsidiaries.

As of July 31, 2000, there were approximately 3,409 beneficial holders of the Company’s common stock.

ITEM 6.	SUMMARY CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

(in thousands of dollars except share data)

	Year Ended June 30,
Statement of Operations Data	2000	1999	1998	1997	1996

Finance and other income	$ 143,372	$ 103,798	$ 74,355	$ 56,334	$ 49,038
Interest expense	78,943	60,850	49,212	38,395	30,489
Net interest and other income	64,429	42,948	25,143	17,939	18,549
Net gain on sale of financing transactions	25,728	29,813	20,977	14,039	8,032
Selling, general and administrative expenses	38,702	31,529	18,493	14,117	9,933
Provision for losses on receivables	9,477	6,301	4,735	2,386	2,325
Earnings before minority interest, equity in net loss of investees, and provision for income taxes	41,978	34,931	22,892	15,475	14,323
Net earnings	23,442	19,668	12,858	8,563	8,165
Basic earnings per share	$ 1.65	$ 1.39	$ 1.12	$ 0.78	$ 0.82
Diluted earnings per share	$ 1.54	$ 1.30	$ 1.03	$ 0.74	$ 0.77
Weighted average number of dilutive shares outstanding	15,714	15,686	13,246	12,487	11,569

	June 30,
Balance Sheet Data	2000	1999	1998	1997	1996
Cash and cash equivalents	$ 6,353	$ 5,695	$ 15,192	$ 3,141	$ 2,391
Restricted cash and cash equivalents	73,691	36,744	47,582	32,515	32,550
Net financed assets	1,157,530	988,576	728,135	580,637	454,398
Total assets	1,333,784	1,096,272	828,490	647,191	568,142
Borrowings under warehouse facilities	306,610	270,434	83,064	45,203	168,108
Long-term debt	664,827	502,013	479,187	447,646	274,771
Shareholders’ equity	215,363	191,647	172,285	95,660	85,302

The Company has not declared or paid any cash dividends since its inception (see Dividend Policy).
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Over the past few years, we have focused our strategy on increasing our market share. We cannot give any assurance that our historical growth rate or current profitability can be sustained in the future. Additionally, our expense levels are based in part on our expectations of future financing volumes. We may be unable to adjust our spending in a timely manner to compensate for a decrease in demand for financing of medical equipment and receivables. Accordingly, operating results may be adversely impacted by future fluctuations in such demand. We believe that general economic conditions have not had a material adverse effect on our recent operating results. However, we cannot give any assurance that general economic conditions will not have a material adverse effect on us in the future.

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Total equipment financing contracts originated were $749.6 million in fiscal 2000 compared with $784.6 million in fiscal 1999, a decrease of 4.5%. Included in these amounts were corporate acquisitions of $22.5 million and $59.7 million for fiscal 2000 and 1999, respectively. In addition, new business from DVI Capital, our wholesale leasing business division, decreased to $47.3 million in fiscal 2000 compared with $75.4 million in fiscal 1999. In March 2000, we closed the operations of this division (see Item 8, Note 16).

Net financed assets totaled $1.2 billion at June 30, 2000, an increase of $168.9 million or 17.1% over the prior year. Not included in net financed assets were the contracts sold but still serviced by us, which increased to $877.7 million as of June 30, 2000 compared to $735.3 million as of June 30, 1999, an increase of 19.4%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.0 billion as of June 30, 2000, representing a 19.9% increase over the total as of June 30, 1999.

During fiscal 2000, new line of credit commitments in our medical receivables financing business were $99.9 million compared with $144.9 million in fiscal 1999, a decrease of 31.1%. This decrease is due to discontinued marketing efforts in certain lines of business during fiscal 2000. Net medical receivables funded at June 30, 2000 totaled $253.0 million, an increase of $65.6 million or 35.0% over the prior year.

Total finance and other income increased 38.1% to $143.4 million for the year ended June 30, 2000 from $103.8 million in the prior year. Finance income was $112.9 million for the year ended June 30, 2000, or 9.8% of average net financed assets of $1.2 billion. This compares to $83.8 million for the 1999 fiscal year, which was 9.1% of that year’s average net financed assets of $916.5 million. This 34.8% increase in finance income was largely due to the overall increase in the size of our loan portfolio and $5.8 million in loan fees recognized in fiscal 2000 that were related to the Corvis transaction (See Item 8, Note 20). Other income increased 52.2% to $30.5 million in fiscal 2000 as compared to $20.0 million in fiscal 1999. Most of this increase was due to income realized from customer warrants not related to current lending activities of $11.8 million for the year ended June 30, 2000, compared to $1.7 million for the year ended June 30, 1998. See Item 8, Note 7 for a summary of other income.

Interest expense was $78.9 million for the year ended June 30, 2000, or 6.8% of average net financed assets. This compares to $60.9 million of interest expense for fiscal 1999, which was 6.6% of average net financed assets during that year. The $18.0 million increase in interest expense can be directly attributed to higher levels of debt necessary to finance a larger average portfolio in 2000. The weighted average interest rate on discounted receivables remained the same at 7.8% for fiscal years 2000 and 1999.

The net gain on sale of financing transactions decreased 13.7% to $25.7 million for the year ended June 30, 2000, representing 7.1% of the $364.4 million in contracts sold that year. This compares to $29.8 million recognized in fiscal 1999, or 7.9% of the $376.6 million in contracts sold. The decrease in gains during this fiscal year is due to rising interest rates, volatility in the bond markets and widening spreads on asset-backed paper.

Selling, general and administrative expenses (“SG&A”) increased 22.8% to $38.7 million for the year ended June 30, 2000 from $31.5 million for the year ended June 30, 1999. The increase over the prior fiscal year is related primarily to our acquisitions, the development of our medical receivables and international businesses and our 30.0% growth in average managed net financed assets. To support this growth, we increased our personnel to 345 employees from 283 one year earlier. See Item 8, Note 8 for a summary of the major components of SG&A expenses.

The allowance for losses was $14.3 million at June 30, 2000, or 0.72% of our managed portfolio, compared to $12.3 million at the end of the prior year, which represented 0.74% of the managed portfolio at that time. We made provisions for losses on receivables during fiscal 2000 of $9.5 million, compared to $6.3 million in the prior year. The increase in the provision during fiscal 2000 was the result of our 30.0% growth in our average managed net financed assets. Our net charge-offs for the quarters ended September 30, 1999, December 31, 1999, March 31, 2000, and June 30, 2000 were $1.5 million, $2.5 million, $1.7 million, and $1.7 million, respectively, which represent 11.2%, 16.8%, 12.2%, and 12.2%, respectively, of the quarter-end allowance for losses. Recoveries on receivables previously charged off were insignificant for the year ended June 30, 2000.

Earnings before minority interest, equity in net loss of investees and provision for income taxes increased 20.2% to $42.0 million for the year ended June 30, 2000 compared to $34.9 million a year earlier. Net earnings were $23.4 million or $1.54 per diluted share for the year ended June 30, 2000 as compared to net earnings of $19.7 million or $1.30 per diluted share in the prior year.

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

During fiscal 1999, new line of credit commitments in our medical receivables financing business were $144.9 million compared with $183.2 million in fiscal 1998, a decrease of 20.9%. Net medical receivables funded at June 30, 1999 totaled $187.3 million, an increase of $50.0 million or 36.4% over the prior year.

Total finance and other income increased 39.6% to $103.8 million for the year ended June 30, 1999 from $74.4 million in the prior year. Finance income was $83.8 million for the year ended June 30, 1999, or 9.1% of average net financed assets of $916.5 million. This compares to $63.3 million for the 1998 fiscal year, which was 9.3% of that year’s average net financed assets of $679.6 million. This 32.3% increase in finance income was largely due to the overall increase in the size of our loan portfolio. Other income increased 81.5% to $20.0 million in fiscal 1999 as compared to $11.0 million in fiscal 1998. Other income in fiscal 1999 consisted primarily of medical receivables fees, consulting and advisory fees, servicing fees, late charges, amounts received upon exercise of warrants issued by other companies, and contract fees and penalties. See Item 8, Note 7 for a summary of other income.

Interest expense was $60.9 million for the year ended June 30, 1999, or 6.6% of average net financed assets. This compares to $49.2 million of interest expense for fiscal 1998, which was 7.2% of average net financed assets during that year. Since $69.0 million of average net financed assets in fiscal 1999 were financed by an increase in average shareholders’ equity of that amount, the $11.7 million increase in interest expense can be directly attributed to higher levels of debt necessary to finance a larger average portfolio in 1999. The weighted average interest rate on discounted receivables decreased to 7.8% for fiscal 1999 compared to 8.1% for fiscal 1998.

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

Selling, general and administrative expenses (“SG&A”) increased 70.5% to $31.5 million for the year ended June 30, 1999 from $18.5 million for the year ended June 30, 1998. The increase over the prior fiscal year is related primarily to our acquisitions, the development of our medical receivables and international businesses and our 35.0% growth in average managed net financed assets. To support this growth, we increased our personnel to 283 employees from 193 one year earlier. See Item 8, Note 8 for a summary of the major components of SG&A expenses.

The allowance for losses was $12.3 million at June 30, 1999, or 0.74% of our managed portfolio, compared to $10.0 million at the end of the prior year, which represented 0.81% of the managed portfolio at that time. We made provisions for losses on receivables during fiscal 1999 of $6.3 million, compared to $4.7 million in the prior year. The increase in the provision was the result of the recognition of a higher loss than previously anticipated resulting from the bankruptcy filing by Allegheny Health Education and Research Foundation (“Allegheny”). Our net charge-offs for the quarters ended September 30, 1998, December 31, 1998, March 31, 1999, and June 30, 1999 were $0.9 million, $2.8 million, $0.8 million, and $0.8 million, respectively, which represent 7.6%, 26.1%, 6.9%, and 6.9%, respectively, of the quarter-end allowance for losses. The increase in net charge-offs during the second quarter of fiscal 1999 is the result of Allegheny’s bankruptcy filing. Recoveries on receivables previously charged off were insignificant for the year ended June 30, 1999.

Earnings before minority interest, equity in net loss of investees and provision for income taxes increased 52.6% to $34.9 million for the year ended June 30, 1999 compared to $22.9 million a year earlier. Net earnings were $19.7 million or $1.30 per diluted share for the year ended June 30, 1999 as compared to net earnings of $12.9 million or $1.03 per diluted share in the prior year.

Liquidity and Capital Resources

General

As a result of the rapid growth of our domestic and international equipment financing businesses, our medical receivables financing business and our new financing services, the amount of warehouse and permanent funding we require has significantly increased. We obtain warehouse funding from commercial and investment banks. These warehouse borrowings are full recourse obligations in which the lender has recourse against the collateral pledged to secure our obligations and against the Company itself upon default. Our permanent funding is obtained principally on a limited recourse basis in which the lender’s primary recourse is against the pledged collateral and the lender has only a limited ability to recover directly from us upon default. In the case of limited recourse funding, we retain some risk of loss because we share in any losses incurred, and/or we may forfeit any residual interest in the underlying sold or permanently funded assets if defaults occur.

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

Summary of Cash Flows

Our cash and cash equivalents at June 30, 2000 and June 30, 1999 were $6.4 million and $5.7 million, respectively. The following describes the changes from June 30, 1999 to June 30, 2000 in the items that had the most significant impact on our cash flow during the year ended June 30, 2000.

Our net cash used in operating activities for the year ended June 30, 2000 was $4.5 million. The net cash provided by operating activities for the year ended June 30, 1999 was $4.9 million. Restricted cash increased $36.9 million in fiscal 2000 compared to a decrease of $10.8 million in fiscal 1999, a difference of $47.7 million. This increase can be attributed in part to the higher levels of cash escrow and collateral coverage required by our November 1999 DVI Business Credit securitization agreement, as well as increased cash from additional borrowings at year-end. Accounts receivable increased $7.0 million in fiscal 2000 compared to an increase of $16.0 million in fiscal 1999.

Our net cash used in investing activities for the year ended June 30, 2000 was $174.7 million compared to $225.5 million in the prior year. The decrease from the prior year is attributed mainly to the fiscal 1999 acquisition of DVI SPG for approximately $77.5 million. Also in fiscal 1999, we made an investment in U.S. Cancer Care for $7.5 million and we sold our preferred shares in Diagnostic Imaging Services for $4.5 million. Notes collateralized by medical receivables increased $65.6 million.

Our net cash provided by financing activities for the year ended June 30, 2000 was $179.8 million compared to $211.1 million in the prior year. Proceeds from warehouse borrowings, net of repayments, were $16.3 million for the year ended June 30, 2000, compared to $187.4 million in the prior year. Proceeds from long-term debt borrowings, net of repayments, were $162.8 million for the year ended June 30, 2000, compared to $22.8 million in the prior year.

Warehouse Facilities

At June 30, 2000 we had available an aggregate of $677.2 million under various warehouse facilities for medical equipment and medical receivables financing, consisting of $429.8 million available for domestic equipment contracts, $144.4 million for international contracts, and $103.0 million for medical receivables contracts. See Item 8, Note 6 for more detail on our warehouse lines of credit.

Permanent Funding Methods

We have completed 25 securitizations for medical equipment and medical receivables financings totaling approximately $2.9 billion, consisting of public debt issues totaling $1.2 billion and private placements of debt and contract sales totaling $1.7 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future. If for any reason we were to become unable to access the securitization market to permanently fund our contracts, the consequences for us would be materially adverse.

Our use of securitization significantly affects our need for warehouse facilities and our liquidity and capital requirements due to the amount of time required to assemble a portfolio of contracts to be securitized. When using securitization, we are required to hold contracts in warehouse facilities until a sufficient quantity, generally in excess of $75.0 million, is accumulated in order to attract investor interest and to allow for a cost-effective placement. This increases our exposure to changes in interest rates and temporarily reduces our warehouse facility liquidity. See Item 7A and Item 8, Notes 2 and 17 for discussions about our efforts to manage this exposure through hedging.

We have $230.0 million available under a facility with the option to sell to it certain equipment contracts. As of June 30, 2000, $75.9 million was sold to this facility. Our obligations under this facility include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

In addition, we have investment agreements with two shareholders, the International Finance Corporation (an affiliate of the World Bank) (“IFC”) and the Netherlands Development Finance Company (“FMO”), which provide for the borrowing of $15.0 million and $10.0 million respectively. Borrowings under this loan bear interest at 2.75% over the six-month LIBOR rate, payable semiannually in arrears. Full principal loan repayment is due May 15, 2005. This loan is secured by granting perfected and registered first priority security interest of all lease/loan receivables assigned to IFC and FMO.

The agreements also provide for syndicated borrowings from IFC and FMO, for which we had $23.0 million outstanding at June 30, 2000. Borrowings under this loan bear interest at 3.25% over the six-month LIBOR rate, payable semiannually in arrears. Principal loan repayment commences on November 15, 2000 and is to be paid in full on November 15, 2003. This loan is secured by granting perfected and registered first priority security interest of all lease/loan receivables assigned to IFC and FMO.

As of June 30, 2000, management believes that the Company was in compliance with the financial covenants of these agreements.

Debt and Equity Offerings

On January 30, 1997, we completed a public offering of $100.0 million principal amount of 97 /8% Senior Notes due 2004 (“Senior Notes”). The agreement with respect to the Senior Notes contains, among other things, limitations on our ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits us from incurring additional indebtedness unless certain financial ratio tests are met. Currently, we have met these financial ratio tests and we are not prohibited from incurring additional debt. Interest on the notes is payable semi-annually on February 1 and August 1 of each year. The Senior Notes will be redeemable at our option in whole or in part at any time on or after February 1, 2002 at specified redemption prices.

On October 30, 1997, we completed a private placement of 300,000 shares of DVI common stock with a group of European financial institutions for which we received net proceeds of $4.9 million.

On April 24, 1998, we registered under the Securities Act of 1933, as amended (“Securities Act”), $500.0 million of common stock, preferred stock, depositary shares, debt securities, and warrants with the Securities and Exchange Commission (“SEC”). The SEC declared the registration statement (Registration No. 333-50895) effective on May 4, 1998.

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

On December 16, 1998, we completed a public offering of $55.0 million principal amount of 97 /8% Senior Notes due 2004. The agreement with respect to these Senior Notes contains substantially the same terms and limitations as those in the agreement for the $100.0 million Senior Notes issuance of January 30, 1997 discussed above.

On March 22, 1999, we registered under the Securities Act $600.0 million of Asset-Backed Securities issuable in series with the SEC. The SEC declared the registration statement (Registration No. 333-74901) effective on July 12, 1999.

On January 12, 2000, we registered under the Securities Act $1.125 billion of Asset-Backed Securities issuable in series with the SEC. The SEC declared the registration statement (Registration No. 333-94523) effective on January 24, 2000.

At June 30, 2000, approximately $388.8 million of common stock, preferred stock, depositary shares, debt securities and warrants remained registered and unissued under the Securities Act.

We are using the proceeds from the debt and stock offerings of January 1997, May 1998 and December 1998:

•	To fund our growth, including increasing the amount of equipment and medical receivables contracts we can fund;

•	To develop our expanding international operations; and

•	For other working capital needs and general corporate purposes.

We believe that the cash available from our operating, investing and financing activities will be sufficient to fund our current needs for our equipment financing and medical receivables businesses. However, we cannot give any assurance in this regard, and we may encounter liquidity problems that could affect our ability to meet such needs while attempting to withstand competitive pressures or adverse economic conditions.

Net Financed Assets

The following represents a summary of the components of net financed assets:

	Year Ended June 30,
(in thousands of dollars)	2000	1999
Receivables in installments	$ 898,063	$776,705
Receivables and notes—related parties	5,782	2,550
Recourse credit enhancements	43,222	62,106
Net notes collateralized by medical receivables	252,974	187,327
Residual valuation	40,271	27,761
Unearned income	(112,167)	(84,443)
Equipment on operating leases	29,385	16,570

Net financed assets	$1,157,530	$988,576

Income Tax Issues

Historically, we have deferred a portion of our federal and state income tax liabilities because of our ability to obtain depreciation deductions from transactions structured as fair market value leases. In addition, we have structured all sales of financing transactions since the quarter ended June 30, 1997 as borrowings for tax purposes versus sales for book (GAAP) purposes. Future sales of financing transactions may also be structured in this manner. Additionally, we believe our effective tax rate will increase moderately in future periods as a result of our inability to fully recognize taxes that have been paid in foreign countries for federal tax purposes, as well as our inability to currently recognize tax benefits related to losses incurred by certain start-up foreign operations.

Inflation

We do not believe that inflation has had a material effect on our operating results during the past three years. We cannot give any assurance that our business will not be affected by inflation in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to two primary types of market risk: interest rate risk and foreign currency exchange risk. We actively manage both of these risks.

Interest Rate Risk

The majority of our assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of our assets and liabilities exposes us to interest rate risk when interest rates fluctuate. For example, our equipment loans are structured and permanently funded on a fixed-rate basis, but we use warehouse facilities until the permanent matched funding is obtained. Since funds borrowed through warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise and increase our borrowing costs. In addition, when we originate equipment loans, we base our pricing in part on the spread we expect to achieve between the interest rate we charge our equipment loan customers and the effective interest cost we will pay when we permanently fund those loans. Increases in interest rates that increase our permanent funding costs between the time the loans are originated and the time they are permanently funded could narrow, eliminate or even reverse this spread. In addition, changes in interest rates affect the fair market value of fixed rate assets and liabilities. In a rising interest rate environment, fixed rate assets lose market value whereas fixed rate liabilities gain market value and vice versa.

To manage our interest rate risk, we employ a hedging strategy. We use derivative financial instruments such as forward rate agreements, Treasury locks, forward start swaps and interest rate swaps, caps and collars to manage interest sensitivity adjustments from mismatches, the pricing of anticipated loan securitizations and sales, and interest rate spreads. We do not use derivative financial instruments for trading or speculative purposes. We manage the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

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

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at June 30, 2000. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at June 30, 2000. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (US), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP) and Euro (EUR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $324.5 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses. See Item 8, Note 17 for a description of the methods used to determine fair value.

	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005
Rate-Sensitive Assets:
Fixed rate receivables in installments (US)	$ 83,113	$ 59,273	$36,726	$26,684	$16,804	$17,841	$240,441	$230,642
Average interest rate	9.74%	9.69%	9.68%	9.60%	9.64%	9.47%	9.74%

Fixed rate receivables in installments (SGD)	$ 1,404	$ 442	$ 491	$ 547	$ 445	-	$ 3,329	$ 3,059
Average interest rate	10.20%	10.68%	10.68%	10.68%	10.68%	-	10.20%

Fixed rate receivables in installments (JPY)	$ 3,755	$ 1,482	$ 1,564	$ 1,091	-	-	$ 7,892	$ 7,076
Average interest rate	5.66%	5.44%	5.44%	5.44%	-	-	5.66%

Fixed rate receivables in installments (AUD)	$ 478	$ 215	$ 2	-	-	-	$ 695	$ 610
Average interest rate	9.17%	8.71%	9.31%	-	-	-	9.17%

Fixed rate receivables in installments (GBP)	$ 44	$ 55	$ 61	$ 21	-	-	$ 181	$ 178
Average interest rate	11.00%	11.00%	11.00%	10.88%	-	-	11.00%

Fixed rate receivables in installments (EUR)	$ 5,826	$ 5,805	$ 4,758	$ 4,827	$ 4,089	$ 3,608	$ 28,913	$ 26,219
Average interest rate	7.91%	8.23%	8.39%	8.42%	8.64%	9.41%	7.91%

Floating rate receivables in installments (US)	$ 52,882	$ 29,673	$19,352	$16,313	$ 6,585	$ 1,348	$126,153	$126,153
Average interest rate	9.07%	8.67%	8.76%	9.60%	9.65%	9.19%	9.07%

Floating rate notes collateralized by medical receivables (US)	$170,613	$ 78,503	$ 4,613	$ 141	$ 3,614	-	$257,484	$257,484
Average interest rate	11.46%	11.35%	10.93%	10.94%	11.00%	-	11.46%

Fixed rate recourse credit enhancements (US)	$ 10,626	$ 9,266	$12,148	$ 7,331	$ 3,154	$ 697	$ 43,222	$ 40,610
Average interest rate	6.90%	6.94%	6.84%	7.10%	7.40%	7.35%	6.90%

Totals
	$328,741	$184,714	$79,715	$56,955	$34,691	$23,494	$708,310	$692,031

Average interest rate	10.36%	10.02%	8.94%	9.11%	9.48%	9.38%	9.97%

Derivatives Matched Against Assets:

Interest Rate Swaps

Pay variable rate swaps (US)	-	$ 5,000	-	-	-	-	$ 5,000	$ (63)
Weighted average pay rate	-	6.13%	-	-	-	-	6.13%
Weighted average receive rate	-	5.83%	-	-	-	-	5.83%

	Expected Maturity Date — Year Ended June 30,					There– after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005

Rate–Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (US)	$235,867	–	–	–	–	–	$235,867	$235,867
Average interest rate	8.28%	–	–	–	–	–	8.28%

Variable rate borrowings under warehouse facilities (AUD)	$ 2,612	–	–	–	–	–	$ 2,612	$ 2,612
Average interest rate	7.00%	–	–	–	–	–	7.00%

Variable rate borrowings under warehouse facilities (GBP)	$ 12,068	–	–	–	–		$ 12,068	$12,068
Average interest rate	7.63%	–	–	–	–	–	7.63%

Variable rate borrowings under warehouse facilities (JPY)	$ 20,491	–	–	–	–	–	$ 20,491	$ 20,491
Average interest rate	2.63%	–	–	–	–	–	2.63%

Variable rate borrowings under warehouse facilities (SGD)	$ 8,186	–	–	–	–	–	$ 8,186	$ 8,186
Average interest rate	4.99%	–	–	–	–	–	4.99%

Variable rate borrowings under warehouse facilities (EUR)	$ 27,386	–	–	–	–	–	$ 27,386	$ 27,386
Average interest rate	5.61%	–	–	–	–	–	5.61%

Fixed rate discounted receivables (US)	$ 92,754	$67,776	$ 49,774	$ 30,648	$13,292	$ 2,765	$257,009	$255,330
Average interest rate	6.98%	7.08%	7.16%	7.41%	7.66%	7.74%	6.98%

Variable rate discounted receivables (US)	$ 79,750	–	$ 88,000	–	–	–	$167,750	$167,750
Average interest rate	7.52%	–	7.58%	–	–	–	7.55%

Senior notes (US)	–	–	–	$155,000	–	–	$155,000	$140,500
Average interest rate	–	–	–	9.88%	–	–	9.88%

Other debt (US)	$ 15,394	$11,291	$ 10,954	$ 2,000	$27,000	–	$ 66,639	$ 66,489
Average interest rate	9.29%	9.66%	9.60%	8.34%	9.58%	–	9.49%

Other debt (GBP)	$ 1,013	$ 1,120	$ 870	$ 308	$ 172	$ 1,046	$ 4,529	$ 4,070
Average interest rate	8.35%	8.33%	8.30%	7.72%	7.80%	7.80%	8.15%

Convertible sub notes (US)	–	$13,900	–	–	–	–	$ 13,900	$ 20,981
Average interest rate	–	9.13%	–	–	–	–	9.13%

Totals	$495,521	$94,087	$149,598	$187,956	$40,464	$ 3,811	$971,437	$961,730

Average interest rate	7.49%	7.71%	7.59%	9.46%	8.94%	7.76%	7.96%

	Expected Maturity Date–Year Ended June 30,					There- after
(in thousands of dollars)	2001	2002	2003	2004	2005		Total	Value Fair
Derivatives Matched Against Liabilities:
Interest Rate Swaps

Pay fixed rate swaps (US)	$ 78,937	–	–	–	$10,000	–	$ 88,937	$ 103
Weighted average pay rate	7.48%	–	–	–	5.84%	–	7.30%
Weighted average receive rate	7.31%	–	–	–	6.53%	–	7.22%

Pay fixed rate swaps (AUD)	–	$1,214	–	–	–	–	$ 1,214	$ 7
Weighted average pay rate	–	5.56%	–	–	–	–	5.56%
Weighted average receive rate	–	6.28%	–	–	–	–	6.28%

Pay fixed rate swaps (EUR)	$ 9,525	–	–	–	$ 3,935	–	$ 13,460	$ 87
Weighted average pay rate	4.35%	–	–	–	4.97%	–	4.53%
Weighted average receive rate	4.42%	–	–	–	4.48%	–	4.44%

Treasury Locks (US)	$ 50,000	–	–	–	–	–	$ 50,000	$(486)
Average strike rate	6.87%	–	–	–	–	–	6.87%
Average index rate	6.39%	–	–	–	–	–	6.39%

Interest Rate Caps (US)	$ 40,000	–	–	–	–	–	$ 40,000	$ 180
Average strike rate	6.38%	–	–	–	–	–	6.38%
Average index rate	6.65%	–	–	–	–	–	6.65%

Totals	$178,462	$1,214			$13,935		$193,611	$(109)

Comparison to Prior Year

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at June 30, 1999. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at June 30, 1999. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in US dollars (US), Euro (EUR) and Australian dollars (AUD), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses. See Item 8, Note 17 for a description of the methods used to determine fair value.

	Expected Maturity Date – Year Ended June 30,					There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004
Rate-Sensitive Assets:

Fixed rate receivables in installments (US)	$ 92,041	$ 59,360	$ 46,714	$ 27,515	$ 16,290	$ 13,226	$ 255,146	$ 246,264
Average interest rate	9.80%	9.72%	9.80%	9.85%	9.69%	9.81%	9.80%

Fixed rate receivables in installments (EUR)	$ 3,512	$ 2,910	$ 2,613	$ 1,278	$ 1,008	$ 774	$ 12,095	$ 11,440
Average interest rate	8.99%	9.14%	9.18%	9.64%	9.45%	9.09%	8.99%

Floating rate receivables in installments (US)	$ 48,263	$ 28,173	$ 20,968	$ 13,872	$ 10,559	$ 727	$ 122,562	$ 122,562
Average interest rate	8.24%	7.16%	6.77%	7.27%	8.78%	6.32%	8.24%

Floating rate notes collateralized by medical receivables (US)	$ 108,275	$ 66,357	$ 17,154	–	–	–	$ 191,786	$ 191,786
Average interest rate	10.01%	10.10%	9.38%	–	–	–	10.01%

Fixed rate recourse credit enhancements (US)	$ 14,687	$ 12,430	$ 10,938	$ 13,363	$ 8,194	$ 2,494	$ 62,106	$ 57,974
Average interest rate	6.41%	6.31%	6.22%	6.31%	6.26%	6.19%	6.41%

Totals	$ 266,778	$169,230	$ 98,387	$ 56,028	$ 36,051	$ 17,221	$ 643,695	$ 630,026

Average interest rate	9.41%	9.18%	8.67%	8.37%	8.64%	9.11%	9.22%

Derivatives Matched Against Assets:

Interest Rate Swaps

Pay fixed rate swaps (EUR)	$ 7,229	–	–	–	–	–	$ 7,229	$ –
Weighted average pay rate	3.70%	–	–	–	–	–	3.70%
Weighted average receive rate	5.37%	–	–	–	–	–	5.37%

Pay variable rate swaps (US)	–	–	$ 5,000	–	–	–	$ 5,000	$ (20)
Weighted average pay rate	–	–	5.08%	–	–	–	5.08%
Weighted average receive rate	–	–	5.83%	–	–	–	5.83%

Totals	$ 7,229		$ 5,000				$ 12,229	$ (20)

	Expected Maturity Date – Year Ended June 30,					There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004
Rate-Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (US)	$ 244,344	$ 10,000	–	–	–	–	$ 254,344	$ 254,344
Average interest rate	6.68%	6.34%	–	–	–	–	6.67%

Variable rate borrowings under warehouse facilities (AUD)	$ 1,939	–	–	–	–	–	$ 1,939	$ 1,939
Average interest rate	6.11%	–	–	–	–	–	6.11%

Variable rate borrowings under warehouse facilities (EUR)	$ 9,263	–	–	–	–	–	$ 9,263	$ 9,263
Average interest rate	4.49%	–	–	–	–	–	4.49%

Variable rate borrowings under warehouse facilities (GBP)	–	$ 4,887	–	–	–	–	$ 4,887	$ 4,887
Average interest rate	–	6.73%	–	–	–	–	6.73%

Fixed rate discounted receivables (US)	$ 81,435	$ 52,262	$ 27,007	$ 12,715	$ 2,497	$ 644	$ 176,560	$ 177,279
Average interest rate	6.90%	6.45%	6.25%	6.16%	6.14%	6.14%	6.90%

Variable rate discounted receivables (US)	$ 25,000	$ 75,000	–	–	–	–	$ 100,000	$ 100,000
Average interest rate	7.17%	5.75%	–	–	–	–	6.11%

Senior notes (US)	–	–	–	–	$155,000	–	$ 155,000	$ 150,350
Average interest rate	–	–	–	–	9.88%	–	9.88%

Other debt (US)	$ 8,573	$ 8,525	$ 6,571	$ 5,884	$ 2,000	$25,000	$ 56,553	$ 56,385
Average interest rate	8.40%	8.38%	8.36%	8.38%	8.34%	7.85%	8.15%

Convertible sub notes (US)	–	–	$ 13,900	–	–	–	$ 13,900	$ 22,456
Average interest rate	–	–	9.13%	–	–	–	9.13%

Totals	$ 370,554	$ 150,674	$ 47,478	$ 18,599	$159,497	$25,644	$ 772,446	$ 776,903

Average interest rate	6.74%	6.21%	7.39%	6.86%	9.80%	7.81%	7.35%

	Expected Maturity Date–Year Ended June 30,					There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004
Derivatives Matched Against Liabilities:

Interest Rate Swaps

Pay fixed rate swaps (US)	–	–	–	–	–	$10,000	$ 10,000	$ 48
Weighted average pay rate	–	–	–	–	–	5.84%	5.84%
Weighted average receive rate	–	–	–	–	–	5.65%	5.65%

Pay fixed rate swaps (AUD)	–	–	$2,422	–	–	–	$ 2,422	$ –
Weighted average pay rate	–	–	5.56%	–	–	–	5.56%
Weighted average receive rate	–	–	4.84%	–	–	–	4.84%

Interest Rate Caps (US)	$ 50,000	–	–	–	–	–	$ 50,000	$ –
Average strike rate	5.80%	–	–	–	–	–	5.80%
Average index rate	5.24%	–	–	–	–	–	5.24%

Interest Rate Floors (US)	$ 50,000	–	–	–	–	–	$ 50,000	$ (24)
Average strike rate	5.50%	–	–	–	–	–	5.50%
Average index rate	5.24%	–	–	–	–	–	5.24%

Treasury Locks (US)	$400,000	–	–	–	–	–	$400,000	$ 609
Average strike rate	5.54%	–	–	–	–	–	5.54%
Average index rate	5.56%	–	–	–	–	–	5.56%

Totals	$500,000		$2,422			$10,000	$512,422	$ 633

Total rate-sensitive assets increased $64.6 million from the prior year. This increase was due to an increase in loans collateralized by medical receivables of $65.6 million and additional fixed rate loans of $19.1 million from the full consolidation of MEC, our Asian joint venture (see Item 8, Note 4). These increases were offset by a decrease in our recourse credit enhancements of $18.9 million. The reduction in our recourse credit enhancements was due to the full amortization of older securitizations with higher levels of credit enhancement than current securitizations.

Total rate-sensitive liabilities increased $199.0 million from the prior year. This increase was due to an additional $34.8 million in warehouse borrowings resulting from the full consolidation of MEC, several new international borrowing facilities and the completion of a medical receivables securitization and two medical equipment securitizations.

Current and prior year derivative positions represent the hedging of anticipated equipment securitizations and interest rate swaps and caps to convert floating rate borrowings to fixed rates in order to minimize the interest rate mismatch to fixed rate assets. Changes in the overall derivative positions held at June 30, 2000 and 1999 reflect the changes in the Company’s exposures in its financial contracts.

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at June 30, 2000. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by contractual maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP) and Euro (EUR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $35.1 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses. See Item 8, Note 17 for a description of the methods used to determine fair value.

	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005
Foreign Currency Sensitive Assets:

Fixed rate receivables in installments (SGD)	$ 1,404	$ 442	$ 491	$ 547	$ 445	–	$ 3,329	$ 3,059
Average interest rate	10.20%	10.68%	10.68%	10.68%	10.68%	–	10.20%

Fixed rate receivables in installments (JPY)	$ 3,755	$ 1,482	$ 1,564	$ 1,091	–	–	$ 7,892	$ 7,076
Average interest rate	5.66%	5.44%	5.44%	5.44%	–	–	5.66%

Fixed rate receivables in installments (AUD)	$ 478	$ 215	$ 2	–	–	–	$ 695	$ 610
Average interest rate	9.17%	8.71%	9.31%	–	–	–	9.17%

Fixed rate receivables in installments (GBP)	$ 44	$ 55	$ 61	$ 21	–	–	$ 181	$ 178
Average interest rate	11.00%	11.00%	11.00%	10.88%	–	–	11.00%

Fixed rate receivables in installments (EUR)	$ 5,826	$ 5,805	$ 4,758	$ 4,827	$ 4,089	$ 3,608	$ 28,913	$ 26,219
Average interest rate	7.91%	8.23%	8.39%	8.42%	8.64%	9.41%	7.91%

Totals	$ 11,507	$ 7,999	$ 6,876	$ 6,486	$ 4,534	$ 3,608	$ 41,010	$ 37,142

Average interest rate	7.52%	7.88%	7.90%	8.12%	8.84%	9.41%	7.70%

Derivatives Matched Against Assets:

Foreign Exchange Agreements

Receive US$ / Pay EUR	$ 12,252	–	–	–	–	–	$ 12,252	$ (88)
Avg. contractual exchange rate	0.95	–	–	–	–	–	0.95

	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005
Foreign Currency Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (AUD)	$ 2,612	–	–	–	–	–	$ 2,612	$ 2,612
Average interest rate	7.00%	–	–	–	–	–	7.00%

Variable rate borrowings under warehouse facilities (GBP)	$ 12,068	–	–	–	–	–	$ 12,068	$ 12,068
Average interest rate	7.63%	–	–	–	–	–	7.63%

Variable rate borrowings under warehouse facilities (JPY)	$ 20,491	–	–	–	–	–	$ 20,491	$ 20,491
Average interest rate	2.63%	–	–	–	–	–	2.63%

Variable rate borrowings under warehouse facilities (SGD)	$ 8,186	–	–	–	–	–	$ 8,186	$ 8,186
Average interest rate	4.99%	–	–	–	–	–	4.99%

Variable rate borrowings under warehouse facilities (EUR)	$ 27,386	–	–	–	–	–	$ 27,386	$ 27,386
Average interest rate	5.61%	–	–	–	–	–	5.61%

Other debt (GBP)	$ 1,013	$ 1,120	$ 870	$ 308	$ 172	$ 1,046	$ 4,529	$ 4,070
Average interest rate	8.35%	8.33%	8.30%	7.72%	7.80%	7.80%	8.15%

Totals	$ 71,756	$ 1,120	$ 870	$ 308	$ 172	$ 1,046	$ 75,272	$ 74,813

Average interest rate	5.12%	8.33%	8.30%	7.72%	7.80%	7.80%	5.26%

Comparison to Prior Year

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at June 30, 1999. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by contractual maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Euros (EUR), Australian dollars (AUD) and British pounds (GBP), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses. See Item 8, Note 17 for a description of the methods used to determine fair value.

	Expected Maturity Date – Year Ended June 30,					There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004

Foreign Currency Sensitive Assets:

Fixed rate receivables in installments (EUR)	$ 3,512	$ 2,910	$2,613	$1,278	$ 1,008	$ 774	$ 12,095	$ 11,440
Average interest rate	8.99%	9.14%	9.18%	9.65%	9.45%	9.09%	8.99%

Derivatives Matched Against Assets:

Foreign Exchange Agreements
Receive US$ / Pay EUR	$13,938	–	–	–	–	–	$ 13,938	$ 780
Avg. contractual exchange rate	1.09	–	–	–	–	–	1.09

Foreign Currency Sensitive Liabilities:

Warehouse borrowings (EUR)	$ 9,263	–	–	–	–	–	$ 9,263	$ 9,263
Average interest rate	4.49%	–	–	–	–	–	4.49%

Warehouse borrowings (AUD)	$ 1,939	–	–	–	–	–	$ 1,939	$ 1,939
Average interest rate	6.11%	–	–	–	–	–	6.11%

Warehouse borrowings (GBP)	–	$ 4,887	–	–	–	–	$ 4,887	$ 4,887
Average interest rate	–	6.73%	–	–	–	–	6.73%

Totals	$11,202	$ 4,887					$16,089	$ 16,089

Average interest rate	4.77%	6.73%					5.37%

Total foreign currency sensitive assets increased $28.9 million from the prior year. $19.1 million of this increase was due to the full consolidation of MEC, and the remainder was due to the growth in our international portfolio.

Total foreign currency sensitive liabilities increased $59.2 million from the prior year. $34.8 million of this increase was due to additional warehouse borrowings from the full consolidation of MEC and the remainder from new international borrowing facilities.

The current and prior year derivative positions are forward sales of currencies to hedge foreign currency denominated assets funded on a short-term basis with U.S. dollars.

Recent Accounting Developments

Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", outlines the accounting for revenue recognition and includes both broad conceptual discussions as well as certain industry–specific guidance. Based on these guidelines, it states that revenue should not be recognized until it is realized or realizable and earned. We have implemented SAB 101 in the current financial statements and it has not had a material impact on the results of operations.

On July 1, 2000, we adopted SFAS 133. The recognition of the fair value of all freestanding derivative instruments resulted in recording liabilities in the amount of $260,000. The transition adjustment for derivatives in cash flow hedges was to record a liability of $380,000 and was recognized as a cumulative-effect-type adjustment in accumulated other comprehensive income. The transition adjustment for derivatives in fair value hedges was to record an asset of $56,000 and was recognized as a cumulative-effect-type adjustment to net income. This adjustment was offset by the adjustment of the carrying value of the hedged assets. The transition adjustment for derivatives in hedges of net investments in foreign operations was to record a liability of $88,000 and was recognized as a cumulative-effect-type adjustment in cumulative translation adjustment.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Any statements contained in this Form 10-K that are not historical facts are forward-looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include, but are not limited to, changes (legislative and otherwise) in the healthcare industry, those relating to demand for our services, pricing, market acceptance, the effect of economic conditions, litigation, competitive products and services, the results of financing efforts, the ability to complete transactions, and other risks identified in our Securities and Exchange Commission filings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II, Item 8.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
DVI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DVI, Inc. and its subsidiaries (the “Company”) as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DVI, Inc. and its subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 18, 2000

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets
(in thousands of dollars except share data)	June 30, 2000	June 30, 1999
Cash and cash equivalents	$ 6,353	$ 5,695
Restricted cash and cash equivalents	73,691	36,744
Accounts receivable	36,818	29,867
Investments	10,116	10,814
Contract receivables:
Investment in direct financing leases and notes secured by equipment or medical receivables:
Receivables in installments	898,063	776,705
Receivables and notes—related parties	5,782	2,550
Recourse credit enhancements	43,222	62,106
Net notes collateralized by medical receivables	252,974	187,327
Residual valuation	40,271	27,761
Unearned income	(112,167)	(84,443)

Net investment in direct financing leases and notes secured by equipment or medical receivables	1,128,145	972,006
Less: Allowance for losses on receivables	(14,307)	(12,279)

Net contract receivables	1,113,838	959,727
Equipment on operating leases (net of accumulated depreciation of $9,155 and $6,464, respectively)	29,385	16,570
Repossessed assets	18,624	1,680
Furniture and fixtures (net of accumulated depreciation of $5,261 and $3,900, respectively)	4,670	4,970
Goodwill, net	9,649	10,359
Other assets	30,640	19,846

Total assets	$1,333,784	$1,096,272

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders’ Equity
(in thousands of dollars except share data)	June 30, 2000	June 30, 1999
Accounts payable	$ 64,036	$ 63,010
Accrued expenses and other liabilities	24,749	24,769
Borrowings under warehouse facilities	306,610	270,434
Long-term debt:
Discounted receivables (primarily limited recourse)	424,759	276,560
9 7 /8% Senior notes due 2004	155,000	155,000
Other debt	71,168	56,553
Convertible subordinated notes	13,900	13,900

Total long-term debt	664,827	502,013

Deferred income taxes	50,414	36,696
Total liabilities	1,110,636	896,922
Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries	7,785	7,703
Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares; outstanding 14,222,974 and 14,168,608 shares, respectively	71	71
Additional capital	135,346	134,610
Retained earnings	82,497	59,055
Accumulated other comprehensive loss	(2,551)	(2,089)

Total shareholders’ equity	215,363	191,647

Total liabilities and shareholders’ equity	$1,333,784	$1,096,272

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
(in thousands of dollars except share data)	2000	1999	1998
Finance and other income:
Amortization of finance income	$ 112,916	$ 83,791	$ 63,332
Other income	30,456	20,007	11,023

Total finance and other income	143,372	103,798	74,355
Interest expense	78,943	60,850	49,212

Net interest and other income	64,429	42,948	25,143
Net gain on sale of financing transactions	25,728	29,813	20,977

Net operating income	90,157	72,761	46,120
Selling, general and administrative expenses	38,702	31,529	18,493
Provision for losses on receivables	9,477	6,301	4,735

Earnings before minority interest, equity in net loss of investees, and provision for income taxes	41,978	34,931	22,892
Minority interest in net loss of consolidated subsidiaries	67	471	126
Equity in net loss of investees	-	(353)	(439)
Provision for income taxes	18,603	15,381	9,721

Net earnings	$ 23,442	$ 19,668	$ 12,858

Net earnings per share:
Basic	$ 1.65	$ 1.39	$ 1.12

Diluted	$ 1.54	$ 1.30	$ 1.03

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock $.005 Par Value
			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands of dollars except share data)	Shares	Amount
Balances at June 30, 1997	10,590,859	$53	$ 69,194	$ 26,529	$ (116)	$ 95,660

Net earnings				12,858		12,858
Currency translation adjustment					(572)	(572)

Comprehensive income						12,286
Issuance of common stock upon exercise of stock options and warrants	149,499		1,756			1,756
Net proceeds from issuance of common stock	2,940,000	15	57,918			57,933
Issuance of common stock for acquisition of MEFC	400,000	2	4,648			4,650

Balances at June 30, 1998	14,080,358	70	133,516	39,387	(688)	172,285
Net earnings				19,668		19,668
Currency translation adjustment					(1,401)	(1,401)

Comprehensive income						18,267
Issuance of common stock upon exercise of stock options and warrants	88,250	1	1,116			1,117
Cost of issuance of common stock			(199)			(199)
Non-employee stock option grants			177			177

Balances at June 30, 1999	14,168,608	71	134,610	59,055	(2,089)	191,647
Net earnings				23,442		23,442
Unrealized loss on available-for-sale securities (net of deferred taxes of $70)					(105)	(105)
Currency translation adjustment					(357)	(357)

Comprehensive income						22,980
Issuance of common stock upon exercise of stock options and warrants	54,366		690			690
Non-employee stock option grants			46			46

Balances at June 30, 2000	14,222,974	$71	$135,346	$ 82,497	$ (2,551)	$215,363

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30,
(in thousands of dollars)	2000	1999	1998
Cash flows from operating activities:
Net earnings	$ 23,442	$ 19,668	$ 12,858

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in net loss of investees	–	353	439
Depreciation and amortization	20,878	18,285	12,050
Provision for losses on receivables	9,477	6,301	4,735
Net gain on sale of financing transactions	(25,728)	(29,813)	(20,977)
Loss on disposition of furniture and fixtures	164	–	–
Minority interest in net loss of consolidated subsidiaries	(67)	(471)	(126)
Unrealized gain on investments	(211)	–	–
Cumulative translation adjustments	(357)	(1,401)	(572)
Deferred income taxes	13,788	17,303	10,783
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(36,947)	10,838	(15,067)
Accounts receivable	(6,950)	(16,006)	(6,456)
Other assets	(6,214)	(21,012)	(10,874)
Increases (decreases) in:
Accounts payable	4,720	(5,641)	4,635
Accrued expenses and other liabilities	(446)	6,498	3,729

Total adjustments	(27,893)	(14,766)	(17,701)

Net cash (used in) provided by operating activities	(4,451)	4,902	(4,843)

Cash flows from investing activities:
Acquisition of businesses (net of cash received)	(3,280)	(77,506)	–
Receivables originated or purchased	(740,946)	(749,862)	(530,052)
Portfolio receipts net of amounts included in income and proceeds from sale of financing transactions	637,216	658,055	473,018
Net increase in notes collateralized by medical receivables	(65,647)	(50,011)	(51,667)
Furniture and fixtures additions	(1,312)	(2,192)	(2,897)
Investment in common and preferred stock of investees	(705)	(8,479)	(1,148)
Cash received from sale of investments in investees	–	4,482	549

Net cash used in investing activities	(174,674)	(225,513)	(112,197)

Cash flows from financing activities:
Exercise of stock options and warrants	690	1,117	1,756
Issuance of common stock, net of issuance costs	–	(199)	57,933
Borrowings under warehouse facilities, net of repayments	16,279	187,370	37,861
Borrowings under long-term debt	338,873	151,562	156,884
Repayments on long-term debt	(176,059)	(128,736)	(125,343)

Net cash provided by financing activities	179,783	211,114	129,091

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (concluded)

	Year Ended June 30,
(in thousands of dollars)	2000	1999	1998
Net increase (decrease) in cash and cash equivalents	$ 658	$ (9,497)	$12,051
Cash and cash equivalents, beginning of year	5,695	15,192	3,141

Cash and cash equivalents, end of year	$ 6,353	$ 5,695	$15,192

Cash paid (received) during the year for:
Interest	$70,717	$51,063	$44,786

Income taxes, net of refunds	$ 1,565	$ (1,869)	$ 1,508

Supplemental disclosures of noncash transactions:

For the year ended June 30, 2000, $14.1 million was reclassified from contract receivables to repossessed assets.

In June 1998 the purchase price for Medical Equipment Finance Corporation (“MEFC”) of $4.7 million was reclassified from accrued liabilities to shareholders’ equity to reflect the issuance of 400,000 common shares.

At June 30, 2000, 1999 and 1998, we had receivables in installments and accrued expenses of $3.6 million, $3.6 million and $3.0 million, respectively, representing the present value of future obligations we have guaranteed.

The accompanying notes are an integral part of these consolidated financial statements.

  Notes to Consolidated Financial Statements

 Note 1. Nature of Operations

In this discussion, the terms “DVI”, the “Company”, “we”, “us” and “our” refer to DVI, Inc. and its subsidiaries, except where it is made clear that such terms mean only DVI, Inc. or an individual subsidiary.

We are primarily engaged in the business of providing equipment and receivable financing for domestic and foreign users of diagnostic imaging, radiation therapy and other medical technologies. Our customer base consists principally of outpatient healthcare providers, physician groups and hospitals.

Ability to Access the Securitization Market—Our ability to complete securitizations and other structured finance transactions depends upon a number of factors, including:

•	The general conditions in the credit markets,

•	The size and liquidity of the market for the types of receivable-backed securities that we issue or place in securitizations and

•	Our overall financial performance and contract portfolio.

Additionally, our ability to securitize assets is dependent upon our ability to provide credit enhancement, which reduces our liquidity and periodically requires us to obtain additional capital to enable us to expand our operations.

Credit Risk—A customer’s failure to pay back amounts borrowed is a risk faced by all finance companies. Many of our customers are outpatient healthcare providers that have complex credit characteristics, and to provide financing for these customers involves sophisticated credit analysis. By the terms of the underlying financing contracts, our customers are generally considered in default if payment on a contract has not been received. Equipment under direct financing leases and notes secured by equipment, combined with obligor guarantees and vendor recourse, serve as collateral for unpaid contract payments. Receivables under medical receivables financing transactions serve as collateral for unpaid contract payments.

Continuing Need for Capital—Our ability to maintain and build our financing business is dependent on our ability to obtain warehouse and long-term debt financing.

Regulation and Consolidation—Considerable regulatory attention has been directed towards physician-owned healthcare facilities and other arrangements whereby physicians are compensated, directly or indirectly, for referring patients to such healthcare facilities. Furthermore, the market is subject to consolidation among outpatient facilities, physician groups and hospitals. Our source of customers is subject to the effects of regulatory actions and market consolidation.

Investments in Foreign and Initial Operations—In an effort to mitigate the impact of regulation and consolidation within the United States, and to expand our market, we have initiated operations internationally and have made investments in certain emerging markets. We have operations in Latin America, the United Kingdom, Spain, Germany, Italy, The Netherlands, Turkey and South Africa. We also have a joint venture based in Singapore to service the medical equipment market in the Asia-Pacific region.

In May 1998, we entered into a joint venture, MSF Holding Ltd., with the International Finance Corporation (an affiliate of the World Bank) (“IFC”), the Netherlands Development Finance Company (“FMO”) and Philadelphia International Equities, Inc., a subsidiary of First Union National Corporation. Through MSF Holding Ltd., we provide financing programs for vendors and manufacturers of diagnostic and patient treatment equipment and devices in Latin America, including Brazil, Argentina, Colombia, Venezuela and Mexico. We own 59% of this joint venture holding company that operates through free-trade zone subsidiaries in Uruguay and the Cayman Islands. We consolidate these operations within our financial statements. Our customer base for equipment vendors within this region is private clinics, diagnostic centers and local hospitals. Upon commencement of the joint venture, its owners contributed capital of $20.1 million (DVI’s portion was $11.8 million). As of June 30, 2000, a syndicate of banks headed by IFC and FMO has loaned the venture $48.0 million and are pursuing other bank participants for additional funds. We believe that this arrangement may prove to be a suitable model for our other international activities.

The success and ultimate recovery of these investments is dependent upon many factors including foreign regulation, customs, currency exchange, the achievement of management’s planned projections for these markets, and our ability to manage these operations.

Note 2.    Summary of Significant Accounting Policies

Consolidation Policy—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The equity method of accounting is used for 20%- to 50%-owned entities or for investments in less than 20%-owned entities in which we have the ability to exercise significant influence over the operating and financial policies of the investee. Investments in less than 20%-owned entities in which we do not have the ability to exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation Adjustments—All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of other comprehensive income within shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid securities with original maturities of 90 days or less.

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents consist of cash, certificates of deposit and money market mutual funds which are pledged as collateral for certain limited recourse borrowings related to direct financing leases, notes secured by equipment and operating leases. At June 30, 2000 and 1999, restricted cash consisted of only securities with maturities less than 90 days.

Accounts Receivable—Accounts receivable includes advances to our serviced portfolio, amounts due from portfolio sale, fees receivable for advisory services and floating lease accrued interest receivable.

Investments—We account for investments in other companies using either the cost or the equity method of accounting. Equity securities classified as trading securities are reported at their estimated fair market value, with unrealized gains and losses included in earnings. Equity securities classified as available-for-sale securities are reported at their estimated fair market value, with unrealized gains and losses excluded from earnings and reported as a separate component of comprehensive income (under shareholders’ equity), net of deferred taxes. All debt securities are classified as held-to-maturity and are stated at cost. The fair market value of our investments is determined by using market quotes from nationally traded exchanges. For investments in equity securities that are not publicly traded, and therefore have no readily determinable fair value, carrying amount is used to approximate fair value. The carrying value of our investments is periodically reviewed for impairment and recoverability, with writedowns recognized in the period that impairment is determined.

Investment in Direct Financing Leases and Notes Secured by Equipment—At contract commencement, we record the gross contract receivable, initial direct costs, estimated residual value of the financed equipment, if any, and unearned income of fixed payment contracts. The principal portion and initial direct costs of variable rate contracts are recorded at commencement, and interest is calculated and accrued monthly on the remaining principal balance. At June 30, 2000 and 1999, unamortized initial direct costs amounted to $11.4 million and $9.7 million, respectively. Initial direct costs, net of any fees or consideration received, are deferred and amortized over the life of the contract using the interest method, which reflects a constant effective yield.

Securitization, Recourse Credit Enhancements and Net Gain on Sale of Financing Transactions—The most important sources of permanent funding for our contracts have been securitization and other forms of structured finance. Securitization is a process in which a pool of contracts is transferred to a special-purpose financing entity that issues notes to investors. The notes are secured by a pledge of the assets or other collateral in the contract pool. Principal and interest on these notes are paid from the cash flows produced by the contract pool. In the securitizations we sponsor, equipment contracts funded through securitizations must be credit enhanced to receive an investment grade credit rating.

Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated tranche of each individual transaction or an insurance policy. Typically, our securitizations are enhanced through subordinated tranches and cash collateral. In the equipment securitizations we have sponsored to date, we have been effectively required to furnish credit enhancement equal to the difference between the total discounted cash flows of the securitization pool and the net proceeds we receive in such a securitization. In the medical receivables securitizations we have sponsored to date, we have furnished credit enhancement through subordinated tranches, corporate guarantees and cash collateral. The majority of the credit enhancements is recorded as subordinated interests of the present value of the discounted cash flows and is repaid from their share of those future cash flows.

For accounting purposes, our securitizations are treated as either financings (on–balance sheet transactions) or sales (off–balance sheet transactions). The decision on which accounting treatment to use depends on the level of control we wish to retain over the assets. In an on–balance sheet transaction, the contracts being securitized remain on our balance sheet as an asset for their originally contracted term and the proceeds raised are accounted for as discounted receivables in which no gain or loss is recognized. In an off–balance sheet transaction, we remove the contracts from our balance sheet and recognize a gain or loss on the sale of these contracts. The previously recorded amounts are allocated between the assets sold and the recourse credit enhancement based on the relative fair values on the date of transfer. The net proceeds received are adjusted on our balance sheet by recording the fair value of recourse credit enhancements and servicing assets. Unamortized securitization assets are reviewed quarterly for impairment.

Net Notes Collateralized by Medical Receivables—Notes collateralized by medical receivables consist of notes receivable resulting from working capital loans and other contracts made to entities in the healthcare industry.

Residual Valuation—Residual values, representing the estimated value of the equipment at the end of the lease term, are recorded in the financial statements at the inception of each fair market value lease. These amounts are estimated by management based upon its experience and judgment. In addition, we purchase the residual value of equipment leased to local municipalities in the UK. This residual is recorded as either the amount paid to the lessor at the inception of the contract or the present value of the amount that will be paid at the end of the contract’s term.

Receivables Impairment—Impaired receivables are measured based on the present value of the expected cash flows discounted at the receivables’ effective interest rate or the fair value of the collateral. A receivable is considered impaired when it becomes probable that we will be unable to collect all amounts due according to the contract terms.

Allowance for Losses on Receivables—The allowance for losses on receivables is available to absorb credit losses in our managed portfolio. Each month we evaluate the adequacy of the allowance to absorb our current estimates of credit losses that have occurred in our managed portfolio. Our evaluation is based on a continuing assessment of the delinquencies, historical loss experience, asset valuations, assessment of collateral and strength of guarantors, and legal options to enforce management changes or sustain legal positions. That evaluation includes estimates that may be significantly affected by changes in economic conditions or discrete events adversely affecting specific obligors. We believe that the allowance is adequate to provide for credit losses.

We generally place receivables contracts on non-accrual status (in which we halt the recognition of income) when they become seriously delinquent. At that time, we consider the range of remedies available to mitigate a potential loss. Remedies include the pursuit of underlying collateral and guarantors (including recourse to dealers and manufacturers), draws on letters of credit, and protecting our investment by taking control of a medical facility’s operations and replacing its existing management. Receivables contracts are charged-off when a loss is considered probable and all reasonable remedies have been pursued. The small delinquent contracts arising from our vendor programs are generally charged-off when they become greater than 120 days delinquent. Cash received while a contract is in non-accrual status is applied only to the principal balance due with no impact to income.
Equipment on Operating Leases—Leases that do not meet the criteria for direct financing leases are accounted for as operating leases. Equipment on operating leases is recorded at cost and depreciated straight-line over its estimated useful life. The residual values for operating leases are excluded from the leased equipment’s net depreciable basis. We evaluate the residual’s carrying value for potential impairment each quarter and record any required changes in valuation. Rental income is recorded monthly on a straight-line basis. Initial direct costs associated with operating leases are deferred and amortized straight-line over the lease term, which approximates a constant effective yield. There were no writedowns in residual valuation during the years ended June 30, 2000, 1999 and 1998.

Repossessed Assets—Repossessed assets result from taking possession of collateral, through foreclosure or other proceedings, in satisfaction of defaulted contracts, and are recorded at the lower of their historical cost or estimated realizable value. Realizable value is the asset’s fair market value less the costs associated with the maintenance and eventual disposal of the equipment. Any difference between this realizable value and the equipment’s historical cost is charged off against the allowance for losses on receivables at the time of repossession. The assets are reviewed periodically and adjusted quarterly for adverse changes to their realizable value. The increase in repossessed assets during fiscal year 2000 is the result of the reclassification of equipment inventory from other assets, and two property foreclosures consisting of assisted living facilities and various types of medical centers.

Furniture and Fixtures—Furniture and fixtures are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives (generally five years).

Goodwill—Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions and is being amortized over periods not exceeding 15 years. We evaluate the recoverability of our goodwill separately for each applicable business acquisition quarterly. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, impairment for the excess is recorded at that time. No impairments to goodwill were recorded for the years presented.

Debt Issuance Costs—Debt issuance costs related to our warehouse facilities, securitizations, senior notes, convertible subordinated notes and other debt are included in other assets. These costs are being amortized over the lives of the notes using the interest and straight-line methods, as applicable.

Servicing Assets—For those securitizations that are treated as sales, we retain the responsibility to service the individual contracts although they are removed from our balance sheet at the time of sale. We are compensated for these services under contractual terms, which include our receipt of a servicing fee, late charges, and ancillary revenue that we believe would more than adequately compensate a substitute servicer. We recognize as a servicing asset the excess of that compensation received over amounts that would otherwise be paid to an independent third party to perform this specific type of servicing. We began recording these servicing assets for securitizations consummated after July 1, 1999. The amount of unamortized servicing assets recorded at June 30, 2000 was $6.3 million and is included in other assets on the balance sheet. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed quarterly for impairment based on estimated fair value.

Other Assets—Other assets consists primarily of unamortized debt issuance costs, servicing assets and prepaid expenses. Also included in this category are loans to officers and employees. See Note 5 for a summary of Other assets.

Accounts Payable—Accounts payable includes equipment payables for equipment fundings of $55.2 million and $60.0 million at June 30, 2000 and 1999, respectively.

Recourse Obligations—Subsequent to a sale, we retain either a limited remaining interest in the transaction or underlying equipment, or none at all. Accordingly, we carry no obligation to indemnify the purchaser in the event of a default on the transaction by the obligor, except when the sale agreement provides for participation in defined excess interest spreads or limited recourse in which we guarantee reimbursement under the agreement up to a specific maximum. Consequently, in case of default by the obligor, the investor would exercise its rights under the lien with limited or no further recourse against us.

Amortization of Finance Income—Amortization of finance income primarily consists of three categories:

•	Income on fixed payment transactions,

•	Income on variable rate transactions and

•	Income on notes collateralized by medical receivables.

The interest component of scheduled payments on notes secured by equipment and direct financing lease fixed-payment transactions is calculated using the interest method in order to approximate a level rate of return on the net investment. The interest component of notes secured by equipment and direct financing lease variable rate transactions is calculated and accrued monthly on the remaining current principal balance. The interest component on medical receivables is calculated and accrued monthly on the average balance outstanding during the period.

Other Income—Other income is accrued when earned and consists primarily of income realized from customer warrants not related to current lending activities, medical receivables fees, consulting and advisory fees, late fees, net service fee income, and contract fees and penalties. Revenue from medical receivables fees, late fees, net service fee income, and contract fees and penalties are recorded when earned according to signed contractual terms. Revenue from investment advisory services is recorded when the services are rendered, when the fair value of our interest can be reasonably established and when collection is estimated to be short-term (within 90 days). See Note 7 for a summary of other income.

Taxes on Income—Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. Such differences arise principally from recording gains on sales of financing transactions, and lease transactions in which the operating lease method of accounting is used for tax purposes and the financing lease method is used for financial statement purposes. Under the operating lease method, leased equipment is recorded at cost and depreciated over the useful life of the equipment, and lease payments are recorded as revenue when earned.

Stock Options—We apply Accounting Principles Board Opinion No. 25 and related interpretations for accounting for our stock option plans. Accordingly, we record no compensation expense for the granting of stock options to our employees and directors. The fair market value of stock options granted to consultants, however, is recorded as an expense over the service or vesting period.

Hedging Instruments—We use various interest rate contracts such as forward rate agreements, Treasury locks, interest rate swaps, caps and collars to manage our interest rate risk from our floating rate liabilities and anticipated securitization and sale transactions. No contracts are held for trading purposes. The gains or losses from forward rate agreements that are used to hedge floating rate exposure within warehouse funding facilities are deferred and amortized to interest expense over the hedged period. When hedge transactions are matched to anticipated securitizations that are accounted for as financings, gains or losses from the hedge transactions are deferred and amortized to interest expense over the term of the securitized transactions. When hedge transactions are matched to anticipated sales or securitizations that are accounted for as sales, gains or losses from the hedge transactions are recognized as part of the gain or loss on the sale. Foreign exchange forward contracts are accounted for as hedges of foreign currency. The net gain or loss is recorded as a cumulative translation adjustment in comprehensive income.

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

Recent Accounting Developments—In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000 and does not permit retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item will also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded in comprehensive income. If the derivative is designated as a hedge of a net investment in foreign operations, changes in fair value of the derivative will be recorded as cumulative translation adjustments.

We use off-balance sheet derivative financial instruments to hedge interest rate risk. Our interest rate risk is associated with variable rate financing of the fixed rate contracts and the timing difference between temporary financing through the warehouse and permanent funding through either securitization or sale. We use derivatives to manage three components of this interest rate risk:

•	Interest sensitivity adjustments,
•	Pricing of anticipated contract securitizations and sales and
•	Interest rate spread protection.

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

We have analyzed and will continue to manage interest rate and foreign currency exchange rate risk exposure under the new terms of the SFAS 133 standard. Accordingly, existing derivative instrument transactions have been re-designated as follows:

(in millions of dollars)	Notional Amount
Cash Flow Hedges:
Treasury locks	$ 50.0
Interest rate swaps	103.5
Options	40.0

Fair Value Hedges:
Interest rate swaps	$ 5.1

Net Investment in Foreign Operations Hedges:
Foreign currency denominated forward

rate agreements	$ 12.3

On July 1, 2000, we adopted SFAS 133. The recognition of the fair value of all freestanding derivative instruments resulted in recording liabilities in the amount of $260,000. The transition adjustment for derivatives in cash flow hedges was to record a liability of $380,000 and was recognized as a cumulative-effect-type adjustment in accumulated other comprehensive income. The transition adjustment for derivatives in fair value hedges was to record an asset of $56,000 and was recognized as a cumulative-effect-type adjustment to net income. This adjustment was offset by the adjustment of the carrying value of the hedged assets. The transition adjustment for derivatives in hedges of net investments in foreign operations was to record a liability of $88,000 and was recognized as a cumulative-effect-type adjustment in cumulative translation adjustment.

Reclassifications and Restatements—Certain amounts as previously reported have been reclassified to conform to the year ended June 30, 2000 presentation.

Note 3. Investment in Direct Financing Leases and Notes Secured by Equipment or Medical Receivables and Equipment on Operating Leases

Receivables in installments are due in varying amounts and are collateralized primarily by the underlying equipment, along with obligor guarantees and vendor recourse. Notes collateralized by medical receivables consist of notes receivable resulting from working capital loans and are due at maturity. Medical receivable lines of credit outstanding have no scheduled maturity dates and are expected to be recovered within a year due to their revolving nature. Scheduled rents on operating leases relate to noncancelable operating leases and are due in contractual installments of varying amounts.

Information regarding scheduled collections for direct financing leases, notes secured by equipment or medical receivables and operating leases is as follows:

(in thousands of dollars) Year Ended June 30,	Direct Financing Leases and Notes Secured by Equipment or Medical Receivables	Scheduled Rents on Operating Leases	Total Receivables
2001	$ 622,087	$ 7,611	$ 629,698
2002	212,497	7,028	219,525
2003	154,120	6,277	160,397
2004	111,622	3,944	115,566
2005	60,682	1,505	62,187
Thereafter	39,033	895	39,928

Subtotal	1,200,041	27,260	1,227,301
Equipment residual value	40,271	–	40,271

Total	$ 1,240,312	$ 27,260	$ 1,267,572

The total receivables balance is comprised of notes primarily secured by equipment (45.3%), direct financing leases (32.6%), medical receivables (20.0%) and scheduled rents on operating leases (2.1%). We are exposed to credit risk on these receivables. At June 30, 2000, of the 13,466 debtors, the top ten obligors represented 10.96% of the portfolio. Geographic concentration for the top five states was California (9.1%), New York (8.3%), Texas (7.7%), Florida (6.9%) and New Jersey (5.8%). International contracts (those outside the 50 United States) represented 22.8% of the portfolio.

Our contracts in Brazil require that our customers’ payments be made in U.S. dollars. The devaluation of the Brazilian real during the first quarter of calendar year 1999 created a burden on our customers’ ability to service their debt. Many of them sought concessions in their payment schedules, consisting of either a deferral of the next payment or a lengthening of their schedule by one or two payments. In most cases, we granted these concessions since they were minor and the customers’ requests were due to broad economic issues facing Brazil rather than specific customer performance. We granted these concessions in exchange for additional consideration from our customers that preserve our original contract yields. As of June 30, 1999, concessions were made for 43 contracts with total outstanding balances of $27.2 million.

Equipment residual value represents the estimated amount to be received at contract termination from the disposition of equipment financed under fair market value leases. Amounts to be realized at contract termination depend on the fair market value of the related equipment and may vary from the recorded estimate. Carrying values are reviewed periodically to determine if the equipment’s anticipated fair market value is below its recorded value.

During the years ended June 30, 2000 and 1999, we sold receivables to third parties realizing gains of $25.7 million and $29.8 million, respectively. In connection with our sales, we have retained subordinated interests in the receivables totaling $43.2 million, $62.1 million and $51.9 million at June 30, 2000, 1999 and 1998, respectively. Valuations of retained subordinated interest at the date of sale and at each reporting period are based on discounted cash flow analyses using our best estimates of market assumptions. There can be a wide range in market assumptions that are used by participants in the market to value such assets, including discount rate, prepayment, loss frequency and loss severity assumptions. Accordingly, our estimate of fair value is subjective. Under the sale agreements, we are at risk for losses on the receivables up to our subordinated interests. Once repurchased or substituted such leases are included within our portfolio and all managed net financed assets are evaluated within the allowance for losses on receivables.

The following represents a summary of the major components of recourse credit enhancements:

	Year Ended June 30,
(in thousands of dollars)	2000	1999
Beginning balance	$ 62,106	$ 51,883
Principal payments	(14,715)	(20,828)
Additions	35,354	40,130
Reduction in required credit enhancement	(39,523)	(9,079)

Ending balance	$ 43,222	$ 62,106

At June 30, 2000, receivables amounting to $589.9 million were assigned as collateral for long-term debt.

The following is an analysis of the allowance for losses on receivables:

	Year Ended June 30,
(in thousands of dollars)	2000	1999	1998
Balance, beginning of year	$12,279	$ 9,955	$ 5,976
Provision for losses on receivables	9,477	6,301	4,735
Allowance assumed in business acquisition	–	1,368	879
Net charge-offs	(7,449)	(5,345)	(1,635)

Balance, end of year	$14,307	$12,279	$ 9,955

The increase in the provision during fiscal 2000 was the result of our 30.0% growth in our average managed net financed assets. Recoveries on receivables previously charged off were insignificant for each of the years ended June 30, 2000, 1999 and 1998.

The net investment of non-performing contracts, including the managed portfolio, on which income recognition was suspended, was $67.1 million and $39.7 million at June 30, 2000 and 1999, respectively. Cash collected on all non-accrual contracts is applied to the net investment.

Note 4.    Investments

The following represents a summary of investments and associated receivables held as of June 30, 2000 and 1999:

(in thousands of dollars)
			Year Ended June 30, 2000
Description of Investee	Classification	Date Acquired	Total Investment	Total Receivables
Operator of radiation therapy centers	Cost	Mar 1999	$ 7,500	$2,107
Internet/hardware solutions provider	Trading	Nov 1999	912	–
Operator of MRI center	Cost	Sep 1999	890	–
Online healthcare transaction processor	Avail-for-sale	Oct 1998	325	–
Other	Various	Various	489	3,675

Total			$10,116	$5,782

(in thousands of dollars)
			Year Ended June 30, 1999
Description of Investee	Classification	Date Acquired	Total Investment	Total Receivables
Operator of radiation therapy centers	Cost	Mar 1999	$ 7,500	$1,808
40%-owned Singapore joint venture	Equity	Nov 1995	2,333	–
Online healthcare transaction processor	Avail-for-sale	Oct 1998	500	–
Other	Various	Various	481	742

Total			$10,814	$2,550

We had receivables from and investments in U.S. Cancer Care ("USCC") of $9.6 million included on our balance sheet at June 30, 2000. We serviced receivables from USCC of $15.9 million that were not included in our balance sheet. Management has reviewed the value of the collateral that secures the contracts to USCC and is confident that there is sufficient collateral to cover contracts outstanding.

We sold 143,000 shares of Cisco Systems, Inc. (Nasdaq: CSCO) in early November 1999, generating income of $10.8 million. The shares were acquired by our Third Coast Capital unit following its exercise of warrants issued by privately-held Cerent Corporation. The warrants were converted into the right to receive shares of Cisco common stock following its acquisition of Cerent Corporation. We recognized $3.8 million of income in the quarter ended September 30, 1999 to reflect the pre-acquisition value of the unexercised warrants. The remaining $7.0 million was recognized in the quarter ended December 31, 1999. Changes in market value were recorded in the quarters ended March 31, 2000 and June 30, 2000. The balance at June 30, 2000 reflects the market value of 14,354 Cisco shares held.

In September 1999, we entered into a joint venture agreement with a company to take over an MRI center in Singapore from a former delinquent account. We have a 40% ownership interest in the joint venture and our ownership is limited to eight years. The amount we recorded as an investment is equal to the outstanding funds we had previously advanced to the center net of amounts provided in a new Hire Purchase agreement with the center. We expect to fully recover our investment through future income from the center.

In November 1995, we entered into a joint venture with two other partners to establish Medical Equipment Credit Pte Ltd. (“MEC”). MEC pursues opportunities in the Asia-Pacific diagnostic imaging marketplace. Initial capitalization of MEC was 7,000,000 shares of common stock ($5.0 million), and ownership was based on the percentage of the initial capitalization invested by each of the three joint venture partners. At June 30, 1999, our ownership was 40% based on an initial $2.0 million investment. We accounted for our investment in MEC through June 30, 1999 under the equity method of accounting. At June 30, 1999 and 1998, we recognized losses of approximately $353,000 and $439,000, respectively, on this investment.

On July 1, 1999, we increased our ownership in MEC from 40% to 80% with the purchase of an additional 2.8 million shares of common stock of MEC from Philips Medical Systems International B.V., a shareholder of MEC, for $475,000. This change in ownership allows us to finance equipment in addition to that manufactured by Philips, thereby improving our ability to service our customers. Effective July 1, 1999 MEC’s balance sheet and results of operations are fully consolidated within DVI. Had this increase in ownership occurred at the beginning of fiscal 1998, our net earnings would have been $19.4 million and $12.3 million for the years ended June 30, 1999 and 1998, respectively.

Note 5.    Other Assets

The following represents a summary of the major components of other assets:

	Year Ended June 30,
(in thousands of dollars)	2000	1999
Unamortized debt issuance costs	$ 12,613	$ 15,451
Servicing assets	6,262	—
Prepaid expenses	6,096	1,569
Miscellaneous	5,669	2,826

Total other assets	$ 30,640	$ 19,846

Note 6.    Interest Bearing Debt

Warehouse Facilities—The following summarizes our warehouse lines of credit at June 30, 2000:

(in millions of dollars)
Type of Facility	Country	Line of Credit	Rate at June 30, 2000 (1)	Maturity Date
Equipment	U.S.	$250.0	LIBOR + 0.80%	4/30/2001
Equipment	U.S.	152.5	LIBOR + 1.375%	2/28/2002
Equipment	U.S.	5.0	Prime	12/31/2000
Assisted Living	U.S.	8.8	LIBOR + 3.00%	12/31/2000
Assisted Living	U.S.	8.5	LIBOR + 2.10%	3/6/2001
Assisted Living	U.S.	5.0	LIBOR + 1.85%	7/31/2000

		429.8

Equipment	Asia	40.0	Various	12/18/2000
Equipment	Europe	30.3	LIBOR + 1.00%	1/22/2001
Equipment	Europe	22.0	Euribor + 1.50%	12/4/2000
Equipment	Italy	18.5	Various	Various
	Germany /
Equipment	Eastern Europe	12.2	Euribor + 1.0%, 2.0%	7/31/2000	(2)
Equipment	Australia	11.4	BBSY + 1.25%	8/28/2000
Equipment	Europe	10.0	LIBOR + 2.00%	9/15/2000

		144.4

Medical Receivables	U.S.	100.0	LIBOR + 1.75%	8/31/2000
Medical Receivables	U.S.	3.0	LIBOR + 4.50%	9/30/2000

		103.0

Total lines of credit		$677.2

(1)	The LIBOR (or country equivalent) rates charged under our lines of credit ranged from 4.42% to 7.00% at June 30, 2000. The Prime rate was 9.50% at June 30, 2000.

(2)	Renewed for an additional three months and expected to be renewed further through 7/31/2001.

Long-term Debt—The discounted receivables are direct financing lease obligations, notes secured by equipment and medical receivables that were securitized and offered to investors primarily on a limited or nonrecourse basis. They are primarily collateralized by the underlying equipment and medical receivables.

Future annual maturities of discounted receivables are as follows:

(in thousands of dollars)

Year Ended June 30,
2001	$172,504
2002	67,776
2003	137,774
2004	30,648
2005	13,292
Thereafter	2,765

Total	$424,759

All of the discounted receivables have been permanently funded through 12 structured transactions that were initiated during fiscal years 1995 through 2000. Debt under these securitizations is limited recourse and bears interest at fixed rates ranging between 5.24% to 12.85% and floating interest rates ranging between 0.35% and 2.95% over 30-day LIBOR. We service all of these receivables. The related securitization agreements contain various recourse provisions and require that we comply with certain servicing requirements and maintain limited cash collateral or residual interests.

We have convertible subordinated notes outstanding of $13.9 million at June 30, 2000 and 1999. The notes are convertible into common shares at $10.60 per share at the discretion of the noteholders, bear interest at a rate of 91/8% payable in quarterly installments of interest only and mature in June 2002. There were no conversions in each of the three years ended June 30, 2000, 1999 and 1998. During the year ended June 30, 1997, $600,000 of these notes was converted into 56,603 shares of DVI common stock. Cumulatively, $1.1 million of these notes have been converted into 103,772 shares of DVI common stock.

On January 30, 1997, we completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004 (“Senior Notes”). The agreement with respect to the Senior Notes contains, among other things, limitations on our ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits us from incurring additional indebtedness unless certain financial ratio tests are met. Interest on the notes is payable semiannually on February 1 and August 1 of each year. The Senior Notes will be redeemable at our option in whole or in part at any time on or after February 1, 2002 at specified redemption prices. On December 16, 1998, we completed another public offering of $55.0 million principal amount of 9 7/8% Senior Notes due 2004 under substantially the same terms.

We have facilities totaling $4.7 million outstanding with a foreign bank to fund a portfolio of equipment contracts in Turkey and another $10.0 million outstanding from an unsecured facility for general corporate purposes.

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

The agreements also provide for syndicated borrowings from IFC and FMO, for which we had $23.0 million outstanding at June 30, 2000. Borrowings under this loan bear interest at 3.25% over the six-month LIBOR rate, payable semiannually in arrears. Principal loan repayment commences on November 15, 2000 and is to be paid in full on November 15, 2003. This loan is secured by granting perfected and registered first priority security interest of all lease/loan receivables assigned to IFC and FMO.

As of June 30, 2000, management believes that the Company was in compliance with the financial covenants of these agreements.

The following chart summarizes interest-bearing credit facilities as of June 30, 2000 and 1999:

		As of June 30, 2000		As of June 30, 1999
(in thousands of dollars)	Maturity	Balance	Rate	Balance	Rate
Short-term Debt:
Warehouse facilities (1)	2000-2002	$306,610	7.68%	$270,434	7.22%

Long-term Debt:
Discounted receivables	2001-2008	$424,759	7.82%	$276,560	7.82%
9 7 /8% Senior notes	2004	155,000	10.85%	155,000	10.70%
Other debt	2000-2005	71,168	9.56%	56,553	8.83%
Convertible sub notes	2002	13,900	9.96%	13,900	9.96%

Total long-term debt		$664,827		$502,013

(1)	$699,211 and $521,993 were available at June 30, 2000 and 1999, respectively.

Note 7.    Other Income

The following represents a summary of the major components of other income:

	Year Ended June 30,
(in thousands of dollars)	2000	1999	1998
Income realized from customer warrants (1)	$11,830	$ 1,740	$ 696
Medical receivables fees	5,388	4,661	3,752
Consulting and advisory fees	4,188	3,774	172
Late fees	3,296	1,917	1,561
Net service fee income	2,102	3,135	2,317
Contract fees and penalties	1,118	1,234	434
Preferred stock dividends received on investments	725	134	225
Commitment and referral fees	595	524	105
Gains from asset disposals	584	201	350
Contract placement fees	350	174	352
Miscellaneous	280	2,513	1,059

Total other income	$30,456	$20,007	$11,023

(1)	Not related to current lending activities.

Note 8.    Selling, General and Administrative Expenses

The following represents a summary of the major components of selling, general and administrative expenses (“SG&A”):

	Year Ended June 30,
(in thousands of dollars)	2000	1999	1998
Salaries and benefits	$17,774	$14,308	$ 7,433
Outside services	7,551	6,018	4,191
Equipment	2,897	2,860	2,063
Building costs	2,690	2,139	1,034
Travel and entertainment	2,432	2,070	1,495
Other	5,358	4,134	2,277

Total SG&A	$38,702	$31,529	$18,493

Note 9.    Income Taxes

The provision for income taxes is comprised of the following:

	Year Ended June 30,
(in thousands of dollars)	2000	1999	1998
Current taxes (refundable)	$ 2,602	$(3,083)	$(1,539)
Foreign	2,213	1,161	399
Deferred	13,788	17,303	10,861

Total	$18,603	$15,381	$ 9,721

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to earnings from continuing operations is as follows:

	Year Ended June 30,
	2000		1999		1998
(in thousands of dollars)	$	%	$	%	$	%
Provision for income taxes at the federal statutory rate	14,715	35.0	12,267	35.0	7,896	35.0
State income taxes, net of federal tax benefit	2,005	4.8	1,676	4.8	1,023	4.5
Foreign taxes, net of federal tax benefit	1,438	3.4	755	2.2	259	1.1
Limitation on utilization of foreign losses	371	0.9	503	1.4	332	1.5
Other	74	0.2	180	0.5	211	0.9

Total	18,603	44.3	15,381	43.9	9,721	43.0

Earnings before minority interest, equity in net loss of investees, and provision for income taxes consist of the following:

	Year Ended June 30,
(in thousands of dollars)	2000	1999	1998
Domestic	$42,071	$34,261	$21,783
Foreign	(93)	670	1,109

Total	$41,978	$34,931	$22,892

The major components of our net deferred tax liabilities of $50.4 million and $36.7 million at June 30, 2000 and 1999, respectively, are as follows:

	Year Ended June 30,
(in thousands of dollars)	2000	1999
Accumulated depreciation	$51,523	$34,913
Deferred gain on financing transactions	21,822	17,871
Net unrealized gains on security transactions	3,800	–
Loss on hedging activities	–	1,376
Other	1,242	834

Total deferred tax liability	78,387	54,994

Deferred recognition of lease income	13,130	11,106
Allowance for losses on receivables	4,221	3,792
Net operating loss carryforward (will expire in 2020)	4,192	–
Net unrealized losses on available-for-sale securities	70	–
State income taxes	3,048	1,447
Other	3,312	1,953

Total deferred tax asset	27,973	18,298

Total net deferred tax liability	$50,414	$36,696

Note 10.    Shareholders’ Equity

During fiscal year 1998, we issued 300,000 shares of our common stock in a private offering and 2,640,000 shares in a public offering for which we received net proceeds of $4.9 million and $53.1 million, respectively. The net proceeds were used:

•	To fund our growth, including increasing the amount of equipment and medical receivables contracts we can fund;

•	To develop our expanding international operations and

•	For other working capital needs and general corporate purposes.

The 400,000 shares for the 1995 MEFC acquisition were issued in June 1998 and registered in January 1999.

In October 1999, we granted options to purchase 10,000 shares of DVI common stock at an exercise price of $13.50 per share as an incentive to a marketing and public relations firm. The options will be fully vested on October 29, 2002 and will expire on October 29, 2009.

In October 1998 and August 1997, we issued options to purchase a total of 75,000 and 50,000 common shares at $15.00 and $15.3125 per share, respectively, to directors of the Company. We record no compensation expense on these transactions. The options vested at various dates through October 2000 and will expire through October 2008.

In June 1997, we granted options to purchase 100,000 shares of DVI common stock at an exercise price of $13.50 per share as compensation to a financial advisory firm. The options are fully vested and are exercisable for a period of five years from the date of grant.

Prior to June 30, 1998, we issued warrants to purchase a total of 80,000 common shares at prices between $7.625 and $8.375 per share to all directors. During fiscal 2000, none of these warrants were exercised. During fiscal 1999, 20,000 shares at $7.625 were exercised. The 20,000 warrants still outstanding at June 30, 2000 are fully vested and will expire on October 16, 2000.

In June 1994, we issued convertible subordinated notes to related and unrelated parties that are convertible at the option of the holder into 1,415,094 shares of common stock at $10.60 per share. There were no conversions to common stock during each of the fiscal years ended June 30 2000, 1999 and 1998. As of June 30, 2000, cumulative conversions of these notes were $1.1 million into 103,772 shares of common stock.

Note 11.    Stock Option Plan and Incentive Agreement

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

Our current stock option plan, effective August 1996, provides for the granting of options to employees, consultants and directors to purchase up to 2,700,000 shares of our common stock at the fair market value at the date of grant. Options granted under this plan generally vest over three to five years from the date of grant and expire ten years after the date of the grant. This plan will expire in August 2006.

The following table summarizes the activity under the plans for the periods indicated:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Outstanding at July 1, 1997	869,300	$ 1.75 - $ 14.63	$10.85
Granted	653,000	14.44 - 25.06	16.71
Exercised	(109,499)	1.75 - 15.31	7.94
Canceled	(1,350)

Outstanding at June 30, 1998	1,411,451	$ 4.06 - $ 25.06	$13.79
Granted	795,800	13.94 - 22.50	15.94
Exercised	(68,250)	5.00 - 18.06	12.79
Canceled	(81,368)	15.19 - 22.00	20.37

Outstanding at June 30, 1999	2,057,633	$ 4.06 - $ 25.06	$14.41
Granted	876,000	13.50 - 17.19	16.76
Exercised	(54,366)	4.06 - 15.50	10.31
Canceled	(101,202)	14.63 - 22.50	17.72

Outstanding at June 30, 2000	2,778,065	$ 5.00 - $ 25.06	$15.11

The following table summarizes stock options outstanding at June 30, 2000:

Range of Exercise Price	Number of Options Outstanding	Outstanding Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life
$ 5.00 - $11.63	284,334	$ 8.62	284,334	$ 8.62	3
12.25 - 13.88	290,000	13.21	267,000	13.17	4
13.94 - 15.19	184,667	14.61	141,164	14.58	7
15.31 - 15.31	415,233	15.31	276,841	15.31	7
15.50 - 15.88	643,299	15.50	215,198	15.50	8
16.06 - 17.00	811,866	16.91	13,529	16.71	9
17.19 - 19.00	35,000	18.16	16,665	18.55	8
19.31 - 25.06	113,666	20.33	66,329	20.30	8

	2,778,065	$15.11	1,281,060	$13.65	7

If compensation cost for our stock option plan had been determined based on the fair value at the date of awards consistent with the fair value method described in SFAS No. 123, our net income, basic earnings per share, and diluted earnings per share would be reduced to the following proforma amounts at June 30, 2000, 1999 and 1998:

	Year Ended June 30,
(in thousands of dollars, except share data)	2000	1999	1998
Net earnings	$19,061	$17,000	$12,000

Basic earnings per share	$ 1.34	$ 1.21	$ 1.05

Diluted earnings per share	$ 1.27	$ 1.13	$ 0.97

Significant assumptions used to calculate the fair value of awards for June 30, 2000, 1999 and 1998 are as follows:

	Year Ended June 30, 2000
	2000	1999	1998
Weighted average risk-free rate of return	5.8%	5.4%	6.0%
Expected option life (in months)	60	60	60
Expected volatility	45%	63%	38%
Expected dividends	–	–	–

We have an employee incentive agreement (“Agreement”). Under this Agreement, and subject to the discretion of our Compensation Committee, we will issue from time to time an aggregate of not more than 200,000 shares of DVI common stock (“Incentive Shares”) to certain of our employees. Eligible employees must be employed by us during the above-described 30-day period in order to receive any Incentive Shares. When issuing shares under these conditions, we will record compensation expense equal to the fair value of the common shares issued at the date the Compensation Committee awards the shares.

Note 12.    Reconciliation of Earnings per Share Calculation

	Year Ended June 30,
(in thousands of dollars except per share data)	2000	1999	1998
Basic

Income available to common shareholders	$23,442	$19,668	$12,858
Average common shares	14,210	14,108	11,464
Basic earnings per common share	$ 1.65	$ 1.39	$ 1.12

Diluted

Income available to common shareholders	$23,442	$19,668	$12,858
Effect of dilutive securities:
Convertible debentures	736	736	736

Diluted income available to common shareholders	$24,178	$20,404	$13,594

Average common shares	14,210	14,108	11,464
Effect of dilutive securities:
Warrants	9	12	97
Options	184	255	374
Convertible debentures	1,311	1,311	1,311

Diluted average common shares	15,714	15,686	13,246

Diluted earnings per common share	$ 1.54	$ 1.30	$ 1.03

Note 13.    Related Party Transactions

Our principal executive offices located in Jamison, Pennsylvania are leased from a party related to a shareholder and director of the Company. The lease commenced in July 2000. Previously, our executive offices located in Doylestown, Pennsylvania were leased from the same related party, and we recorded rent expense under that lease of $434,802, $447,074, and $322,229 for the years ended June 30, 2000, 1999, and 1998, respectively.

At June 30, 2000 and 1999, receivables in installments from entities in which we have an investment interest totaled $5.8 million and $2.6 million, respectively.

As of June 30, 2000 and 1999, we had loans receivable from Company officers and employees totaling $1.6 million and $1.3 million, respectively.

In March 1999, we acquired preferred stock of U.S. Cancer Care for $7.5 million. We had receivables from and investments in this company of $9.6 million included on our balance sheet at June 30, 2000. We serviced receivables from USCC of $15.9 million that were not included in our balance sheet.

As of June 30, 2000 and 1999, we had convertible subordinated notes totaling $9.6 million due to related parties.

Note 14.    Commitments and Contingencies

Facility Leases—We lease our facilities under noncancelable operating leases with terms in excess of one year. The lease for our principal facility expires in July 2010. Rent expense for all of our domestic and international office space for the years ended June 30, 2000, 1999 and 1998 amounted to approximately $2.3 million, $1.8 million and $0.9 million, respectively. Future minimum lease payments under these leases are as follows:

(in thousands of dollars)
Year Ended June 30,	Future Minimum Lease Payments
2001	$ 2,545
2002	2,182
2003	1,913
2004	1,722
2005	1,212
Thereafter	5,872

Total	$15,446

Contingencies—Under certain limited recourse agreements, we may be required to provide for losses incurred on uncollected lease and medical receivables previously securitized. This contingent liability, however, could be offset by any proceeds received from the resale or remarketing of available equipment financed under the agreements or outstanding medical receivables collected. Currently, we assess and include this exposure within our evaluation of allowance for loss on our recorded finance receivables.

We have $230.0 million available under a facility with the option to sell to it certain equipment contracts. As of June 30, 2000, $75.9 million was sold to this facility. Our obligations under this facility include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

We have credit lines of $4.8 million available from four foreign banks, of which $4.8 million was used as of June 30, 2000 to provide for the future payment of guarantees made by DVI Europe, a branch office of DVI Financial Services. We record the present value of the future obligation as an asset within receivables and the corresponding liability within other liabilities at the date the guarantee is assumed. At June 30, 2000, the present value recorded for these guarantees was $3.4 million.

As of June 30, 2000 we had unfunded contract commitments of $173.7 million.

Litigation—We are involved in litigation both as a plaintiff and as defendant in matters arising out of our normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on our consolidated financial statements.

Note 15.    Benefit Plans

We maintain and administer an Employee Savings Plan (“Plan”) pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by our Board of Directors. Substantially all full-time employees are eligible to participate. Each eligible employee can contribute up to 17% of his/her base salary up to the maximum allowable amount as determined by the Internal Revenue Code. The Plan also provides for Company matching of employee contributions. Prior to January 1, 1999, this Company matching was 40% up to $500 per employee per year. Effective January 1, 1999, the Company matches 25% up to $2,500 per employee per year. Company contributions to the Plan totaled $293,000, $196,000 and $60,000 during the years ended June 30, 2000, 1999 and 1998, respectively.

Note 16.    Acquisitions and Disposition

In June 1998, we acquired for cash a 99% partnership interest in and certain assets of Third Coast Venture Lease Partners I, L.P. (“TCC”), for $9.3 million for which no goodwill was recorded. TCC is a Chicago-based venture leasing operation, founded in 1996, which provides asset-backed financing to emerging growth companies for their key operating assets through lease lines of credit and other financial structures. The purchase price was allocated to individual assets based on estimates of their fair market value. In February 1999, we purchased the remaining partnership interest in TCC resulting in goodwill of $0.9 million.

In September 1998, we acquired for cash substantially all the assets and retained all of the employees of a “small ticket” medical equipment financing business, referred to as DVI Strategic Partner Group (“DVI SPG”), formerly known as Affiliated Capital, from Irwin Financial Corporation. We paid $77.5 million for this acquisition. DVI SPG is a Chicago-based medical equipment leasing company that was founded 16 years ago.

In September 1998, we purchased Healthcare Technology Solutions (“HTS”), a custom software design firm that has been providing software and services to the healthcare industry for approximately 20 years. HTS specializes in accounts receivable analysis software designed for financial services companies and accounts receivable collection software designed for healthcare providers.

In June 1999, we opened DVI Italia, S.r.l., Milan, Italy to expand our international medical equipment financings. Initial capitalization for this company was approximately $558,000. Under this new company, in October 1999, we acquired for cash certain assets and retained several key employees of Leasing Medica Europa SpA, a company based in Italy that specialized in financing healthcare providers. This acquisition added in-country financing experience, numerous healthcare contracts and extensive medical vendor agreements to our Italy business. We paid $3.0 million for this acquisition, which includes $0.6 million in goodwill. The acquired assets and the first eight months of operating results were included in our balance sheet and operating statement as of June 30, 2000.

In March 2000, we opened DVI Finance SA (Pty) Ltd, our new business in South Africa. Headquartered in the suburbs of Johannesburg, this new business adds eighteen new employees to the DVI worldwide staff. It offers small- and large-ticket medical equipment financing and other financial services to healthcare providers such as clinics, medical centers and physicians groups.

In March 2000, we closed operations of DVI Capital, our wholesale leasing business division. This closing resulted from narrowing spreads and the indirect nature of the business relationships found in the wholesale lease business.

In June 2000, we purchased a joint venture interest in Medi Lease B.V. from the Medi Lease Group of companies and the Van den Hout family based in Helvoirt, The Netherlands. We agreed to acquire a 50% interest in Medi Lease B.V. and 100% of Medi Lease en Financiering B.V. We paid $0.2 million for this acquisition. Medi Lease B.V. offers specialized financing to its Netherlands clients, which include hospitals and other healthcare organizations.

Note 17.    Estimated Fair Value of Financial Instruments

Following is a summary of the estimated fair value of our consolidated financial instruments at June 30, 2000 and 1999. We determined these estimated fair value amounts using available market information and appropriate valuation methodologies such as market quotations and discounting expected cash flows using current market rates. For short-term and floating rate instruments, the carrying values approximate fair value. Considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein may not necessarily be indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein were based on information available as of June 30, 2000 and 1999. Although we are not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since June 30, 2000; therefore, current estimates of fair value may differ significantly from the amounts presented herein. All instruments we hold are classified as other than trading, except for certain investments. All amounts are reported in U.S. dollars, which is our reporting currency.

(in millions of dollars)
Year Ended June 30, 2000	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$ 6.4	$ 6.4
Restricted cash and cash equivalents	73.7	73.7
Accounts receivable	36.8	36.8
Investments	10.1	10.1
Receivables in installments (excluding investment in direct financing leases)	407.6	393.9
Notes collateralized by medical receivables	257.5	257.5
Recourse credit enhancements	43.2	40.6
Liabilities:
Borrowings under warehouse facilities	$306.6	$306.6
Discounted receivables	424.8	423.1
Senior notes	155.0	140.5
Other debt	71.2	70.6
Convertible subordinated notes	13.9	21.0

Year Ended June 30, 1999	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$ 5.7	$ 5.7
Restricted cash and cash equivalents	36.7	36.7
Accounts receivable	29.9	29.9
Investments	10.8	10.8
Receivables in installments (excluding investment in direct financing leases)	389.8	380.3
Notes collateralized by medical receivables	191.8	191.8
Recourse credit enhancements	62.1	58.0
Liabilities:
Borrowings under warehouse facilities	$270.4	$270.4
Discounted receivables	276.6	277.3
Senior notes	155.0	150.4
Other debt	56.6	56.4
Convertible subordinated notes	13.9	22.5

The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Accounts Receivable—Due to their short-term and liquid nature, the carrying values of cash, its equivalents and accounts receivable approximates fair value.

Investments—The fair value of our investments is determined by using market quotes from nationally traded exchanges. For investments in equity securities that are not publicly traded, and therefore have no readily determinable fair value, carrying amount is used to approximate fair value.

Receivable in Installments—The fair value of the financing contracts was estimated by discounting expected cash flows using the current rates at which contracts of similar fixed-rate credit quality, size and remaining maturity would be made as of June 30, 2000 and 1999. We believe that the risk factor embedded in the entry-value interest rates applicable to performing contracts for which there are no known credit concerns results in a fair valuation of such contracts on an entry-value basis. The fair value of the floating rate contracts was estimated at carrying value. In accordance with GAAP, we excluded receivables from lease contracts of approximately $324.5 million and $328.3 million as of June 30, 2000 and 1999, respectively, from the receivable in installments fair value calculation.

Recourse Credit Enhancements—The fair value of the recourse credit enhancements was determined by discounting the expected future cash flows using current rates for similar credit quality and remaining maturity.

Notes Collateralized by Medical Receivables—Due to their floating rate nature and frequent repricing, the carrying value of notes collateralized by medical receivables approximates fair value.

Borrowings under Warehouse Facilities—The carrying values of the warehouse borrowings approximate fair value due to their short-term nature, frequent repricing and floating rates.

Discounted Receivables—The fair value of discounted receivables, related to the securitization of contracts, was estimated by discounting future cash flows using rates currently available for debt with similar terms and remaining maturities, except for floating rate securitizations in which the carrying value approximates fair value.

Other Debt, Senior Notes and Convertible Subordinated Notes—The fair value of other debt was estimated at the incremental current market borrowing rate. The fair values of the senior notes and convertible subordinated notes were determined based on their quoted market prices.

Derivative Financial Instruments—
        The following represents a summary of derivative financial instruments held at June 30, 2000 and 1999:

	June 30, 2000
	Notional Amount	Fair Value (in thousands)	Deferred Gains/(Losses) (in thousands) (1)
Treasury locks	$ 50.0 million	$(485.7)	$–
Swaps	108.6 million	133.8	–
Options	40.0 million	179.9	–
Foreign exchange forward rate agreements	12.3 million	(87.9)	–

	June 30, 1999
	Notional Amount	Fair Value (in thousands)	Deferred Gains/(Losses) (in thousands) (1)
Treasury locks	$400.0 million	$609.3	$773.4
Swaps	15.0 million	27.4	–
Options	100.0 million	(24.3)	–
Foreign exchange cross currency interest rate swap	7.2 million	596.0	–
Foreign exchange forward rate agreements	6.7 million	183.4	–
Foreign exchange interest rate swap	2.4 million	–	–

(1)
Represents derivative positions closed but not yet recognized in earnings either fully or through amortization. These positions primarily relate to derivatives closed prior to completion of an anticipatory transaction.

Credit risk exists for these derivative instruments since a counterparty for any of these instruments may fail to make required payments in our favor. We seek to manage the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings. The fair value of the derivative positions was determined by market dealers using valuation methodologies consistent with their valuing of all like instruments.

Swaps - Interest rate swaps are used to reduce the impact of rising interest rates in certain contract sale facilities where the cash flows from the contracts sold are at fixed rates but the borrowing costs are at variable rates. Our swaps pay fixed rates of 4.35% to 10.13% and receive the Prime rate or LIBOR (or a country’s equivalent) rates ranging from one to six months. The swaps mature through October 2004.

Forwards and Options - Treasury locks, collars and forward start swaps are used to hedge the interest rate risk on anticipated contract securitizations and sales. Treasury lock and collar transactions lock in specific rates and a narrow range of rates, respectively, of Treasury notes having maturities comparable to the average life of the anticipated securitizations and sales. Forward start swaps lock in specific rates of the LIBOR swap curve for the duration of the anticipated securitizations’ average life. The open positions at June 30, 2000 are for securitizations and sales expected to occur in the first and second quarters of fiscal 2001. We deferred $0.3 million in gains and $1.3 million in losses associated with securitized transactions in fiscal years 2000 and 1999, respectively. These are reported as debt issuance costs and are amortized to earnings over the life of the respective securitized pool. We recognized net gains or losses on securitized transactions of $3.2 million, ($2.6) million, and ($0.2) million for the years ended June 30, 2000, 1999 and 1998, respectively. These are reported in the gain on sale of financing transactions.

Foreign Exchange Forward Contracts - We have international operations and foreign currency exposures at some of these operations due to lending in local currencies. As a general practice, we have not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars. Foreign exchange forward contracts are used to hedge the amount receivable to the U.S. parent for specific portfolios in Euros. At June 30, 2000, we had $12.3 million in forward contracts for Euros. In fiscal year 2000, we recognized $2.5 million in gains in cumulative translation adjustments on our foreign exchange contracts. These foreign exchange forward contracts are accounted for as hedges of foreign currency.

Note 18.    Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the fiscal years ended June 30, 2000 and 1999:

	Fiscal Year 2000
	Three Months Ended
(in thousands of dollars except per share data)	September 30	December 31	March 31	June 30
Finance and other income	$31,870	$36,234	$36,602	$38,666
Net operating income	21,162	23,849	22,696	22,450
Earnings before minority interest, equity in net loss of investees, and provision for income taxes	9,673	10,599	10,911	10,795
Net earnings	5,572	5,802	6,007	6,061
Net earnings per common and common equivalent share— basic	$ 0.39	$ 0.41	$ 0.42	$ 0.43

Net earnings per common and common equivalent share— diluted	$ 0.37	$ 0.38	$ 0.39	$ 0.40

	Fiscal Year 1999
	Three Months Ended
(in thousands of dollars except per share data)	September 30	December 31	March 31	June 30
Finance and other income	$21,815	$25,664	$26,611	$29,708
Net operating income	16,126	18,101	18,385	20,149
Earnings before minority interest, equity in net loss of investees, and provision for income taxes	7,975	8,428	8,681	9,847
Net earnings	4,544	4,823	4,943	5,358
Net earnings per common and common equivalent share—basic	$ 0.32	$ 0.34	$ 0.35	$ 0.38

Net earnings per common and common equivalent share—diluted	$ 0.30	$ 0.32	$ 0.33	$ 0.35

Note 19.    Segment Reporting

In June 1999, we adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This statement establishes standards for the reporting of operating segments in interim and annual financial statements, as well as requiring related disclosures about products and services, geographic areas and major customers. In accordance with this standard, we have determined the following reportable segments based on the types of our financings:

•	Equipment financing, which includes:

•	Sophisticated medical equipment financing directly to U.S. and international end users,

•	Medical equipment contracts acquired from originators that generally do not have access to cost-effective permanent funding and

•	“Small ticket” equipment financing.

•	Medical receivables financing, which includes:

•	Medical receivable lines of credit issued to a wide variety of healthcare providers and

•	Software tracking of medical receivables.

•	Corporate and all other, which includes:

•
Interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to our customers operating in the long-term care, assisted care and specialized hospital markets;

•	Asset-backed financing (including lease lines of credit) to emerging growth companies and

•	Miscellaneous financial advisory services, corporate income and overhead allocations.

The following information reconciles our reportable segment information to consolidated totals:

	Year Ended June 30, 2000
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings(1)	Net Financed Assets
Equipment financing	$ 89,784	$56,309	$12,548	$ 845,446
Medical receivables financing	31,734	19,759	2,328	250,971
Corporate and all other	21,854	2,875	8,566	61,113

Consolidated total	$143,372	$78,943	$23,442	$1,157,530

(1) The decrease in Equipment Financing's fiscal year 2000 net earnings is principally due to the impact of both domestic and international start-up operations as well as lower levels of other income. The increase in Corporate and all other fiscal year 2000 net earnings is related to higher levels of other income.

	Year Ended June 30, 1999
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets
Equipment financing	$ 80,099	$47,424	$20,815	$751,567
Medical receivables financing	23,000	12,632	2,052	186,419
Corporate and all other	699	794	(3,199)	50,590

Consolidated total	$103,798	$60,850	$19,668	$988,576

	Year Ended June 30, 1998
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets
Equipment financing	$57,368	$38,958	$17,159	$574,084
Medical receivables financing	19,178	10,424	2,310	136,562
Corporate and all other	(2,191)	(170)	(6,611)	17,489

Consolidated total	$74,355	$49,212	$12,858	$728,135

Monthly interest expense for warehouses and securitization debt are expensed to the divisions based upon the underlying collateral and advance rates. The interest expense for unsecured debt is charged according to the amount allocated on the balance sheet using the quarterly yield of unsecured debt. The balance sheet is allocated unsecured debt according to the percent of unsecured debt to the sum of the unsecured debt and shareholders’ equity at the consolidated level. Income taxes are allocated to each division using the best estimate of tax rates for that division.

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for years ended and as of June 30, 2000 and 1999 by geographic area are as follows:

	Year ended June 30, 2000
(in thousands of dollars)	Total Finance and Other Income	Net Financed Assets
United States	$115,429	$ 871,371
International	27,943	286,159

Total	$143,372	$1,157,530

	Year ended June 30, 1999
(in thousands of dollars)	Total Finance and Other Income	Net Financed Assets
United States	$ 84,753	$784,247
International	19,045	204,329

Total	$103,798	$988,576

	Year ended June 30, 1998
(in thousands of dollars)	Total Finance and Other Income	Net Financed Assets
United States	$65,276	$589,563
International	9,079	138,572

Total	$74,355	$728,135

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for years ended June 30, 2000 and 1999.

Note 20.    Subsequent Events

Beginning in July 1999, we made certain loans to Corvis Corporation (Nasdaq: CORV) for which we received warrants that, upon exercise, will allow us to acquire an aggregate of 737,900 shares of Corvis common stock at a price of $0.76 per share. There is a 180-day lock-up on the exercise of these warrants and/or common shares with a partial release after 90 days if certain terms and conditions are met. Based on an independent professional appraisal, the value of these warrants recorded was $15.0 million. We will recognize income on a level yield basis over the term of the underlying loans that expire in 2003. Accordingly, income of $5.8 million was recognized as of June 30, 2000 as amortization of deferred loan fees. On July 28, 2000, Corvis Corporation completed its initial public offering of common stock. As of August 18, 2000, Corvis shares were trading at $94  20 /32

***

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company’s directors is incorporated herein by reference to the Company’s definitive proxy statement filed not later than October 30, 2000, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information regarding the Company’s Executive Officers is set forth in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement filed not later than October 30, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement filed not later than October 30, 2000, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement filed not later than October 30, 2000, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of Documents filed as part of this Report:

(1)	Financial Statements:

See Index to Consolidated Financial Statements included as part of this Form 10-K on Page 34.

(2)	Financial Statement Schedules:

Schedule Number	Description	Page Number
II.	Amounts Receivable from Related Parties	68

All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

(3)	Exhibits:

See Index to Exhibits of this Form 10-K on Pages 69-71.

(b)	Reports on Form 8-K:
There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DVI, INC.

(Registrant)

Date:    September 25, 2000
By /s/ MICHAEL A. O’HANLON

Michael A. O’Hanlon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Financial Officer:

/s/ STEVEN R. GARFINKEL Steven R. Garfinkel	Executive Vice President and Chief Financial Officer	September 25, 2000

Principal Accounting Officer:

/s/ JOHN P. BOYLE John P. Boyle	Vice President and Chief Accounting Officer	September 25, 2000

Directors	Date		Date

/s/ GERALD L. COHN Gerald L. Cohn	September 25, 2000	/s/ MICHAEL A. O’HANLON Michael A. O’Hanlon	September 25, 2000

/s/ WILLIAM S. GOLDBERG William S. Goldberg	September 25, 2000	/s/ HARRY T. J. ROBERTS Harry T. J. Roberts	September 25, 2000

/s/ JOHN E. MC HUGH John E. McHugh	September 25, 2000	/s/ NATHAN SHAPIRO Nathan Shapiro	September 25, 2000

DVI, INC. AND SUBSIDIARIES

SCHEDULE II—AMOUNTS RECEIVABLE FROM CERTAIN RELATED PARTIES

Name of Debtor	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended June 30, 2000:

Michael A. O’Hanlon	$516,000	$ 37,650	$ 29,100	$524,550
Anthony J. Turek	165,982	96,452	11,827	250,607
Richard Miller	152,250	9,000	6,750	154,500
Stuart Murray	78,155	–	78,155	–

Total	$912,387	$143,102	$125,832	$929,657

Year ended June 30, 1999:

Michael A. O’Hanlon	$295,000	$221,000	$ –	$516,000
Mark H. Idzerda	220,000	–	220,000	–
Anthony J. Turek	35,000	130,982	–	165,982
Richard Miller	–	152,250	–	152,250
Stuart Murray	–	78,155	–	78,155

Total	$550,000	$582,387	$220,000	$912,387

Year ended June 30, 1998:

Michael A. O’Hanlon	$285,000	$ 10,000	$ –	$295,000
Mark H. Idzerda	220,000	–	–	220,000
Anthony J. Turek	–	35,000	–	35,000

Total	$505,000	$ 45,000	$ –	$550,000

Year ended June 30, 1997:

Michael A. O’Hanlon	$344,000	$ –	$ 59,000	$285,000
Mark H. Idzerda	–	220,000	–	220,000

Total	$344,000	$220,000	$ 59,000	$505,000

Year ended June 30, 1996:

Michael A. O’Hanlon	$ 59,000	$285,000	$ –	$344,000

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (12)

3.2	By-laws of the Company and Amendment to By-Laws of the Company dated April 17, 1996. (2)

4.1	Form of Common Stock Certificate. (3)

4.2	Form of Global Note representing Senior Notes due 2004. (4)

4.3	Indenture dated January 27, 1997 between the Company and the Trustee. (4)

4.4	First Supplemental Indenture dated January 30, 1997 with respect to the Senior Notes between the Company and the Trustee. (4)

4.5	Form of Global Note representing Senior Notes due 2004. (5)

4.6	Supplemental Indenture dated December 23, 1998 with respect to the Senior Notes between the Company and the Trustee. (5)

10.1	DVI Financial Services Inc. Employee Savings Plan. (6)

10.2	Purchase Agreement dated as of October 22, 1991, by and among DMR Associates, L.P., HIS Acquisition, Inc. and DVI Financial Services Inc. (7)

10.3	Direct Stock Option Agreements, dated as of October 16, 1990, between the Company and certain of the Company’s directors. (7)

10.4	Amended and Restated Letter Agreement dated December 15, 1991, between the Company and W.I.G. Securities Limited partnership regarding investment banking services. (7)

10.5	Warrant dated April 27, 1992, executed by the Company on behalf of W.I.G. Securities Limited Partnership. (7)

10.6	Note Purchase Agreement among the Company and the Purchasers listed therein, dated as of June 21, 1994. (8)

10.7	Amendment No. 1 to Note Purchase Agreement among the Company and the Purchasers listed therein, dated as of November 1994. (9)

10.8	Amendment No. 1 to the MEFC Agreement dated as of June 1995. (9)

10.9	Joint Venture Agreement dated November 10, 1995 among Philips Medical Systems International B.V., the Company and Philadelphia International Equities, Inc. (10)

10.10	Interim Loan and Security Agreement, dated as of February 20, 1997, between Prudential Securities Credit Corporation and DVI Financial Services Inc. (2)

10.11	Shareholders’ Agreement dated as of April 27, 1998 by and among DVI International, Inc. (the
Company’s wholly owned subsidiary), International Finance Corporation, Nederlandse Financierings-
Maatschappij voor Ontwikkelinglarden N.V., Philadelphia International Equities Inc. and MSF
Holding Ltd. (11)

10.12	Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc., International Finance Corporation, MSF Holding Ltd., Cadilur S.A., Estolur S.A. and Natuler S.A. (11)

10.13	Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc.,
Nederlandse Financierings-Maatschappij voor Ontwikkelinglarden N.V., MSF Holding Ltd., Cadilur
S.A., Estolur S.A., and Natuler S.A. (11)

10.14	First Amendment, dated September 30, 1998, to Share Retention, Non-Competition and Put Option
Agreement dated April 27, 1998 among DVI, Inc., International Finance Corporation, MSF Holding
Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., and Sistemas
Financieros S.A. (15)

EXHIBIT INDEX (CONTINUED)

Exhibit Number	Description
10.15	First Amendment, dated September 30, 1998, to Share Retention, Non-Competition and Put Option
Agreement dated April 27, 1998 among DVI, Inc., Nederlandse Financierings-Maatschappij voor
Ontwikkelinglarden N.V., MSF Holding Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare
Systems Finance S.A. and Sistemas Financieros S.A. (13)

10.16	Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September
30, 1998) among DVI, Inc., Nederlandse Financierings-Maatschappij voor Ontwikkelinglarden N.V.,
MSF Holding Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A.,
and Sistemas Financieros S.A. (14)

10.17	Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September
30, 1998) among International Finance Corporation, MSF Holding Ltd., Medical Systems Finance
S.A., Estolur S.A., Healthcare Systems Finance S.A. and Sistemas Financieros S.A. (15)

10.18	Guaranty Agreement dated as of April 27, 1998 by DVI, Inc. in favor of Cadilur S.A. and Natuler S.A. (11)

10.19	Limited Partnership Interest Purchase Agreement dated as of June 30, 1998 by and among Cargill Leasing Corporation, Third Coast SPC-I, L.L.C., Third Coast GP-I and DVI Financial Services Inc. (11)

10.20	1996 Incentive Stock Option Plan. (15)

10.21	DVI, Inc. Change-of-Control Agreement, dated December 31, 1999, entered into between the
Company and Steven R. Garfinkel, the Company’s Executive Vice President and Chief Financial
Officer. Richard E. Miller and Anthony J. Turek, both Executive Vice Presidents of the Company, each signed identical agreements with the Company as of the same date. (16)

10.22	DVI, Inc. Severance Pay Plan (16)

10.23	Independent Auditors' Consent

21	Subsidiaries of the Registrant. (1)

24	Power of Attorney. (4)

1.	Filed herewith.

2.	Filed previously as an Exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.

3.	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33- 84604) and by this reference incorporated herein.

4.	Filed previously as an Exhibit to the Company’s Current Report on Form 8-K dated January 27, 1997 and by this reference incorporated herein.

5.	Filed previously as an Exhibit to the Company’s Current Report on Form 8-K dated December 23, 1998 and by this reference incorporated herein.

6.	Filed previously as an Exhibit to the Company’s Registration Statement on Form S-18 (Registration No. 33-8758) and by this reference incorporated herein.

7.	Filed previously as an Exhibit to the Company’s Form 10-K (File No. 0-16271) for the year ended June 30, 1990 and by this reference incorporated herein.

8.	Filed previously as an Appendix to the Company’s Consent Statement dated as of December 29, 1994 and by this reference incorporated herein.
EXHIBIT INDEX (CONCLUDED)

9.	Filed previously as an Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-60547) and by this reference incorporated herein.

10.	Filed previously as an Exhibit to the Company’s Form 10-K (File No. 0-16271) for the year ended June 30, 1996 and by this reference incorporated herein.

11.	Filed previously as an Exhibit to the Company’s Form 10-K (File No. 0-16271) for the year ended June 30, 1998 and by this reference incorporated herein.

12.	Filed previously as an Exhibit to the Company’s Form 10-Q for the quarter ended December 31, 1998 and by this reference incorporated herein.

13.	This Exhibit is not being filed herewith because it is substantially identical to Exhibit 10.14 in all material respects except as to the parties thereto.

14.	This Exhibit is not being filed herewith because it is substantially identical to Exhibit 10.17 in all material respects except as to the parties thereto.

15.	Filed previously as an Exhibit to the Company’s Form 10-K (File No. 0-16271) for the year ended June 30, 1999 and by this reference incorporated herein.

16.	Filed previously as an Exhibit to the Company’s Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.