Form 10-Q
period 2000-09-30
DVI INC
filed 2000-11-13
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-16271

 DVI, INC.

  (Exact name of registrant as specified in its charter)

Delaware	22-2722773
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2500 York Road Jamison, Pennsylvania	18929
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 488-5000

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

Common stock, $.005 par value—14,278,804 shares as of October 31, 2000.

DVI, INC. AND SUBSIDIARIES

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                        Assets

(in thousands of dollars except share data)	September 30, 2000	June 30, 2000
	(Unaudited)
Cash and cash equivalents	$ 5,928	$ 6,353
Restricted cash and cash equivalents	130,847	73,691
Accounts receivable	33,633	36,818
Investments	39,948	10,116
Contract receivables:
Investment in direct financing leases and notes secured by equipment or medical receivables:
Receivables in installments	906,911	898,063
Receivables and notes—related parties	5,754	5,782
Recourse credit enhancements	46,850	43,222
Net notes collateralized by medical receivables	229,929	252,974
Residual valuation	41,092	40,271
Unearned income	(110,928)	(112,167)

Net investment in direct financing leases and notes secured by equipment or medical receivables	1,119,608	1,128,145
Less: Allowance for losses on receivables	(17,397)	(14,307)

Net contract receivables	1,102,211	1,113,838
Equipment on operating leases (net of accumulated depreciation of $10,628 and $9,155, respectively)	29,043	29,385
Repossessed assets	19,914	18,624
Furniture and fixtures (net of accumulated depreciation of $5,665 and $5,261, respectively)	5,453	4,670
Goodwill, net	9,343	9,649
Other assets	32,649	30,640

Total assets	$1,408,969	$1,333,784

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders’ Equity
(in thousands of dollars except share data)	September 30, 2000	June 30, 2000
	(Unaudited)
Accounts payable	$ 54,617	$ 64,036
Accrued expenses and other liabilities	28,267	24,749
Borrowings under warehouse facilities	373,799	306,610
Long-term debt:
Discounted receivables (primarily limited recourse)	450,940	424,759
9 7 /8% Senior notes due 2004	155,000	155,000
Other debt	67,800	71,168
Convertible subordinated notes	13,900	13,900

Total long-term debt	687,640	664,827

Deferred income taxes	38,119	50,414
Total liabilities	1,182,442	1,110,636
Minority interest in consolidated subsidiaries	7,402	7,785
Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares; outstanding 14,228,804 and 14,222,974 shares, respectively	71	71
Additional capital	135,465	135,346
Retained earnings	88,979	82,497
Accumulated other comprehensive loss	(5,390)	(2,551)

Total shareholders’ equity	219,125	215,363

Total liabilities and shareholders’ equity	$1,408,969	$1,333,784

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,
(in thousands of dollars except share data)	2000	1999
Finance and other income:
Amortization of finance income	$30,843	$24,388
Other income	17,003	7,482

Total finance and other income	47,846	31,870
Interest expense	23,224	17,909

Net interest and other income	24,622	13,961
Net gain on sale of financing transactions	3,977	7,201

Net operating income	28,599	21,162
Selling, general and administrative expenses	12,452	8,732
Provision for losses on receivables	4,115	2,757

Earnings before minority interest, equity in net loss of investees, and provision for income taxes	12,032	9,673
Minority interest in net loss of consolidated subsidiaries	360	133
Equity in net loss of investees	(18)	–
Provision for income taxes	5,892	4,234

Net earnings	$ 6,482	$ 5,572

Net earnings per share:
Basic	$ 0.46	$ 0.39

Diluted	$ 0.42	$ 0.37

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

	Common Stock $.005 Par Value		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands of dollars except share data)	Shares	Amount
Balances at June 30, 1999	14,168,608	$71	$134,610	$59,055	$(2,089)	$191,647
Net earnings				23,442		23,442
Unrealized loss on available- for-sale securities (net of deferred taxes of $70)					(105)	(105)
Currency translation adjustment					(357)	(357)

Comprehensive income						22,980
Issuance of common stock upon exercise of stock options and warrants	54,366		690			690
Non-employee stock option grants			46			46

Balances at June 30, 2000	14,222,974	71	135,346	82,497	(2,551)	215,363
Net earnings				6,482		6,482
Unrealized loss on available- for-sale securities (net of deferred taxes of $9)					(14)	(14)
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $1,103)					(1,650)	(1,650)
Currency translation adjustment					(1,175)	(1,175)

Comprehensive income						3,643
Issuance of common stock upon exercise of stock options and warrants	5,830		85			85
Non-employee stock option grants			34			34

Balances at September 30, 2000	14,228,804	$71	$135,465	$88,979	$(5,390)	$219,125

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30,
(in thousands of dollars)	2000	1999
Cash flows from operating activities:
Net earnings	$ 6,482	$ 5,572

Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in net loss of investees	18	–
Depreciation and amortization	5,958	5,156
Provision for losses on receivables	4,115	2,757
Net gain on sale of financing transactions	(3,977)	(7,201)
Minority interest in net loss of consolidated subsidiaries	(360)	(133)
Unrealized gain on investments	(14,881)	–
Cumulative translation adjustments	(1,175)	1,609
Deferred income taxes	(12,286)	–
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(57,156)	(14,338)
Accounts receivable	1,442	(1,365)
Other assets	(5,093)	(328)
Increases (decreases) in:
Accounts payable	13,048	6,678
Accrued expenses and other liabilities	1,867	(2,694)

Total adjustments	(68,480)	(9,859)

Net cash used in operating activities	(61,998)	(4,287)

Cash flows from investing activities:
Receivables originated or purchased	(186,025)	(216,549)
Portfolio receipts net of amounts included in income and proceeds from sale of financing transactions	145,157	157,033
Net decrease (increase) in notes collateralized by medical receivables	13,569	(31,264)
Furniture and fixtures additions	(1,215)	(264)

Net cash used in investing activities	(28,514)	(91,044)

Cash flows from financing activities:
Exercise of stock options and warrants	85	468
Borrowings under warehouse facilities, net of repayments	67,189	59,768
Borrowings under long-term debt	64,554	77,691
Repayments on long-term debt	(41,741)	(39,673)

Net cash provided by financing activities	90,087	98,254

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (concluded)

(in thousands of dollars)	Three Months Ended September 30,
	2000	1999
Net (decrease) increase in cash and cash equivalents	$ (425)	$ 2,923
Cash and cash equivalents, beginning of period	6,353	5,695

Cash and cash equivalents, end of period	$ 5,928	$ 8,618

Cash paid (received) during the period for:
Interest	$22,908	$18,591

Income taxes, net of refunds	$ 183	$ (34)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

In this discussion, the terms “DVI”, the “Company”, “we”, “us” and “our” refer to DVI, Inc. and its subsidiaries, except where it is made clear that such terms mean only DVI, Inc. or an individual subsidiary.

Note 1.    Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K for the fiscal year ended June 30, 2000.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of September 30, 2000 and June 30, 2000, the consolidated statements of operations for the three month periods ended September 30, 2000 and 1999, the consolidated statements of shareholders’ equity for the period from June 30, 1999 through September 30, 2000, and the consolidated statements of cash flows for the three month periods ended September 30, 2000 and 1999. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2001.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three month period ended September 30, 2000.

Note 2.    Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000 and does not permit retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item will also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded in Other comprehensive income. If the derivative is designated as a hedge of a net investment in foreign operations, changes in fair value of the derivative will be recorded as cumulative translation adjustments.

On July 1, 2000, we adopted SFAS 133. The recognition of the fair value of all freestanding derivative instruments resulted in recording liabilities in the amount of $260,000. The transition adjustment for derivatives in cash flow hedges was to record a liability of $380,000 and was recognized as a cumulative-effect-type adjustment in accumulated other comprehensive income. The transition adjustment for derivatives in fair value hedges was to record an asset of $56,000 and was recognized as a cumulative-effect-type adjustment to net income. This adjustment was offset by the adjustment of the carrying value of the hedged assets. The transition adjustment for derivatives in hedges of net investments in foreign operations was to record a liability of $88,000 and was recognized as a cumulative-effect-type adjustment in cumulative translation adjustments.

The majority of our assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of our assets and liabilities exposes us to interest rate risk when interest rates fluctuate. To manage our interest rate risk, we employ a hedging strategy using derivative financial instruments.

Our equipment loans are structured and permanently funded on a fixed-rate basis, but we use warehouse facilities until the permanent funding is obtained. Since funds borrowed through these warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise and increase our borrowing costs. We manage this exposure through interest rate swaps or interest rate caps whereby we effectively change the variable borrowing cost to a fixed borrowing cost. These types of hedges are considered cash flow hedges.

In addition, when we originate equipment loans, we base our pricing in part on the spread we expect to achieve between the interest rate we charge our equipment loan customers and the effective interest cost we will pay when we permanently fund those loans, usually through securitization. Increases in interest rates that increase our permanent funding costs between the time the loans are originated and the time they are securitized could narrow, eliminate or even reverse this spread. We manage this exposure through the use of Treasury locks and forward start interest rate swaps to effectively fix the benchmark-pricing index of our forecasted securitization transactions. These types of hedges are considered cash flow hedges.

Changes in the interest rates affect the fair value of fixed rate assets and liabilities. In a rising interest rate environment, fixed rate assets lose market value whereas fixed rate liabilities gain market value and vice versa. We manage our fixed rate asset exposure to fair value changes through the use of interest rate swaps whereby we attempt to limit the change in their fair value by effectively changing the benchmark pricing index from a fixed rate to a floating rate. These types of hedges are considered fair value hedges.

At September 30, 2000, we held the following derivative positions to manage our interest rate risk:

(in thousands of dollars)	Notional Amount	Fair Value

Cash Flow Hedges:
Options	$ 90,000.0	$ 77.3
Treasury locks	50,000.0	(979.0)
Interest rate swaps	272,821.3	(1,705.4)

Fair Value Hedges:
Interest rate swaps	$ 10,537.8	$ 32.0

In the next twelve months, we are forecasting to complete two securitizations. When these securitizations are completed, the fair value adjustments in Other comprehensive income will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale. If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate. If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate. When the forecasted securitizations close, we currently expect $2.1 million in fair value adjustments to be reclassified from Other comprehensive income into earnings.

The maximum length of time that we are hedging the exposure of our future cash flows for forecasted transactions is through November 2, 2003.

We have foreign currency exposures in our international operations due to lending in some areas in local currencies that are not funded with local currency borrowings but with U.S. dollars. In order to limit our exposure to foreign currency movements, we employ a hedging strategy using derivative instruments, primarily forward sales of the appropriate foreign currency. These types of hedges are considered net investment in foreign operations hedges.

At September 30, 2000, we held the following derivative positions to manage our foreign currency exposure:

(in thousands of dollars)	Notional Amount	Fair Value

Net Investment in Foreign Operations Hedges:
Foreign currency denominated forward rate agreements	$11,311.1	$(61.1)

There was $844,000 in gains included in cumulative translation adjustments during the quarter ended September 30, 2000, which includes the July 1, 2000 transition adjustment loss of $88,000.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable. High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item. We measure the effectiveness of each hedge throughout the hedged period. Any hedge ineffectiveness as defined by FASB 133 is recognized in the income statement. When options are used for hedging, the time value of the option is excluded from this effectiveness assessment. At September 30, 2000, there was a decline in fair value of $10,069 due to hedge ineffectiveness on cash flow hedges. This decrease was recognized in Other income.

Accumulated Derivative Loss

The following table summarizes activity in Other comprehensive income related to derivatives classified as cash flow hedges that we held during the period covering July 1, 2000 (the date of our adoption of SFAS 133) through September 30, 2000:

(in thousands of dollars, net of deferred taxes)
Cumulative effect of adopting SFAS 133 as of July 1, 2000 (transition adjustment)	$ (228)
(Gains)/losses reclassified into earnings	–
Change in fair value of derivatives	(1,422)

Accumulated derivative loss included in Other comprehensive income as of September 30, 2000	$ (1,650)

Note 3.   Allowance for Losses on Receivables

The following is an analysis of the allowance for losses on receivables:

(in thousands of dollars)	Three Months Ended September 30,
	2000	1999
Balance, beginning of period	$14,307	$12,279
Provision for losses on receivables	4,115	2,757
Provision for losses on recourse credit enhancements	749	–
Net charge-offs	(1,774)	(1,516)

Balance, end of period	$17,397	$13,520

Note 4.    Corvis Corporation Warrants

Beginning in July 1999, we made certain loans to Corvis Corporation (Nasdaq: CORV) for which we received warrants that will allow us to acquire an aggregate of 737,900 shares of Corvis common stock at a price of $0.76 per share. There is a 180-day lock-up on the exercise of these warrants that prohibits us from selling or otherwise disposing of them before January 24, 2001. This provision affects the warrants’ liquidity, and as a result the warrants we hold are accorded a lower value than similar securities without such a transferability restriction. We have had the fair market value of the warrants periodically updated by an independent professional appraiser to reflect the price at which they would change hands between willing buyers and sellers subject to the lock-up provision. Based on the effective accounting literature at June 30, 2000, we recognized the value of the warrants to be $15.0 million and reflected that amount in Receivables in installments. That value will be amortized into income on a level yield basis over the life of the underlying loans in accordance with SFAS 91. For quarters ended June 30, 2000 and September 30, 2000, $5.8 million and $1.6 million, respectively, was recognized as Amortization of finance income.

On July 1, 2000 we adopted SFAS 133, which classified the warrants as derivatives and requires them to be recorded in our financial statements at fair value. Quarterly adjustments to the warrants’ carrying value to reflect fair value are now charged to Other income. At September 30, 2000 the increase in the warrant’s fair market value was $15.0 million reflecting the consummation of Corvis’ initial public offering and the subsequent active trading of the stock. The total $30.0 million value of the warrants at that date is included on our balance sheet under Investments.

Note 5.    Other Assets

The following represents a summary of the major components of other assets:

(in thousands of dollars)	September 30, 2000	June 30, 2000
Unamortized debt issuance costs	$15,869	$12,613
Servicing assets	6,653	6,262
Prepaid expenses	4,988	6,096
Miscellaneous	5,139	5,669

Total other assets	$32,649	$30,640

Note 6.    Reconciliation of Earnings per Share Calculation

(in thousands except per share data)	Three Months Ended September 30,
	2000	1999

Basic
Income available to common shareholders	$ 6,482	$ 5,572
Average common shares	14,223	14,184
Basic earnings per common share	$ 0.46	$ 0.39

Diluted
Income available to common shareholders	$ 6,482	$ 5,572
Effect of dilutive securities:
Convertible debentures	184	184

Diluted income available to common shareholders	$ 6,666	$ 5,756

Average common shares	14,223	14,184
Effect of dilutive securities, net:
Warrants	11	10
Options	291	244
Convertible debentures	1,311	1,311

Diluted average common shares	15,836	15,749
Diluted earnings per common share	$ 0.42	$ 0.37

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

•	Asset-backed financing (including lease lines of credit) to emerging growth companies and
•	Miscellaneous financial advisory services, corporate income and overhead allocations.

The following information reconciles our reportable segment information to consolidated totals:

(in thousands of dollars)	Three Months Ended September 30, 2000
	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets
Equipment financing	$23,038	$17,069	$ 249	$ 859,824
Medical receivables financing	8,511	5,306	1,008	227,481
Corporate and all other	16,297	849	5,225	61,346

Consolidated total	$47,846	$23,224	$6,482	$1,148,651

(in thousands of dollars)	Three Months Ended September 30, 1999
	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets
Equipment financing	$20,459	$12,984	$3,398	$ 817,507
Medical receivables financing	6,829	4,128	451	217,233
Corporate and all other	4,582	797	1,723	58,798

Consolidated total	$31,870	$17,909	$5,572	$1,093,538

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

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for the three month periods ended and as of September 30, 2000 and 1999 by geographic area are as follows:

	Three Months Ended September 30, 2000

	Total Finance and Other income	Net Financed Assets
(in thousands of dollars)

United States	$39,495	$870,688
International	8,351	277,963

Total	$47,846	$1,148,651

	Three Months Ended September 30, 1999

	Total Finance and	Net Financed
(in thousands of dollars)	Other income	Assets

United States	$25,848	$852,910
International	6,022	240,628

Total	$31,870	$1,093,538

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for the three month periods ending September 30, 2000 and 1999.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

Total equipment financing contracts originated and acquired were $164.5 million for the three month period ended September 30, 2000 compared with $211.3 million for the three month period ended September 30, 1999, a decrease of 22.2%. Included in the originations for the three month period ended September 30, 1999 was $22.5 million in contracts acquired through our joint venture in Singapore. In addition, our originations for the three months ended September 30, 1999 included $19.7 million in new business from DVI Capital, our wholesale leasing business division. The operations of this division were closed in March 2000.

Net financed assets totaled $1.1 billion at September 30, 2000, a decrease of $8.8 million or 0.8% down from the total as of June 30, 2000. Not included in net financed assets were the contracts sold but still serviced by us, which increased to $895.7 million as of September 30, 2000 compared to $877.7 million as of June 30, 2000, an increase of 2.1%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.0 billion as of September 30, 2000, representing a 0.3% increase over the total as of June 30, 2000.

During the three month period ended September 30, 2000, new line of credit commitments in our medical receivables financing business were $19.5 million compared with $24.7 million for the same period of the prior fiscal year, a decrease of 21.1%. Net medical receivables funded at September 30, 2000 totaled $229.9 million, a decrease of $23.0 million or 9.1% down from the total as of June 30, 2000.

Total finance and other income increased 50.1% to $47.8 million for the three month period ended September 30, 2000 from $31.9 million for the three month period ended September 30, 1999. Finance income, excluding amortization of $1.6 million in Corvis deferred loan fees, was $29.2 million for the three month period ended September 30, 2000, or 9.6% of average net financed assets of $1.2 billion on an annualized basis. This compares to $24.4 million for the three month period ended September 30, 1999, which was an annualized 8.9% of average net financed assets of $1.1 billion. This 19.9% increase in finance income was largely due to the overall increase in the size of our loan portfolio. Other income increased 127.3% to $17.0 million for the three month period ended September 30, 2000 as compared to $7.5 million in the comparable prior year period. Other income for the three month period ended September 30, 2000 consists primarily of the recognition of the fair value of warrants to purchase the common stock of Corvis Corporation in the amount of $15.0 million (see note 4). Other income for the three months ended September 30, 1999 included $3.8 million related to warrants held in Cerent Corporation.

Interest expense was $23.2 million for the three month period ended September 30, 2000, or an 8.9% yield on average interest-bearing debt for that period on an annualized basis. This compares to $17.9 million of interest expense for the three month period ended September 30, 1999, which was an annualized 8.2% yield on average interest-bearing debt during that period. The $5.3 million increase in interest expense is mainly attributed to higher levels of debt necessary to finance a larger average portfolio. The Prime rate increased approximately 1.5% over the past year.

The net gain on sale of financing transactions decreased 44.8% to $4.0 million for the three month period ended September 30, 2000 compared to $7.2 million for the three month period ended September 30, 1999, representing 4.3% and 7.9% of the $93.3 million and $91.1 million in contracts sold during those periods. The decrease in gains during this period is due to volatility in the bond markets and widening spreads on asset-backed paper, as well as the recording of a provision for loss on recourse credit enhancements.

Selling, general and administrative expenses increased 42.6% to $12.5 million for the three month period ended September 30, 2000 from $8.7 million for the same quarter of the prior fiscal year. The increase is related primarily to higher compensation expense, legal costs related to the resolution of loan delinquencies, and the expansion and development of our international businesses.

The allowance for losses was $17.4 million at September 30, 2000, or 0.87% of our managed portfolio, compared to $13.5 million at September 30, 1999, or 0.75% of the managed portfolio at that time. We made provisions for losses on receivables for the three month period ended September 30, 2000 of $4.1 million, compared to $2.8 million for the same period ended September 30, 1999. In addition, we provided for our estimates of losses on recourse credit enhancements in the amount of $0.7 million. On a quarterly basis, we evaluate the collectibility of our receivables and record a provision for amounts deemed necessary to maintain an adequate allowance. Recoveries on receivables previously charged off were insignificant for the three month periods ended September 30, 2000 and 1999.

Earnings before minority interest, equity in net loss of investees and provision for income taxes increased 24.4% to $12.0 million for the three month period ended September 30, 2000 compared to $9.7 million for the same period ended September 30, 1999. Net earnings increased 16.3% to $6.5 million from $5.6 million in comparing the three month period ended September 30, 2000 to the same period ended September 30, 1999. Diluted earnings per share increased 13.5% to $0.42 from $0.37 when comparing the three month period ended September 30, 2000 to September 30, 1999. The increase in diluted earnings per share results from an increase in our net earnings, as the number of weighted average diluted shares outstanding changed only slightly between the periods.

Business Segments

Equipment Financing

In our equipment financing business, net financed assets increased $42.3 million to $859.8 million at September 30, 2000 from $817.5 million at September 30, 1999. However, this segment’s Net interest and other income decreased $1.5 million during the quarter ended September 30, 2000 due to a combination of increasing interest rates and lower levels of Other income. Net earnings for the three months ended September 30, 2000 were $0.2 million compared with $3.4 million for the three months ended September 30, 1999 resulting from lower Net interest and other income, a lower gain on sale, an increase in selling, general and administrative expenses and our inability to deduct losses in certain foreign countries. Gain on sale decreased $2.1 million due to volatility in the bond markets and widening spreads on asset-backed paper. Selling, general and administrative expenses increased $1.6 million due to higher compensation expense, legal costs related to the resolution of loan delinquencies, and the expansion and development of our international businesses. Our tax expense would have been $0.3 million lower if we were allowed to deduct losses of foreign operations.

Medical Receivables Financing

In our medical receivables financing business, net financed assets at September 30, 2000 were $227.5 million, an increase of $10.3 million over the amount at September 30, 1999. The average portfolio outstanding during the quarter, however, was substantially higher, resulting in increased Net interest and other income and increased net earnings for the quarter ended September 30, 2000.

Corporate and all other

Total finance and other income increased $11.7 million mainly due to the inclusion of $15.0 million in Other income related to the recognition of the fair value of warrants to purchase the common stock of Corvis Corporation. Other income for the three months ended September 30, 1999 included $3.8 million related to warrants held in Cerent Corporation. Gain on sale decreased $1.1 million mostly due to the recording of a provision for loss on recourse credit enhancements at September 30, 2000. Selling, general and administrative expenses increased $2.1 million due to higher compensation expense. The provision for losses on receivables increased $2.0 million reflecting management’s continued review and assessment of possible losses on contract receivables, along with the growth in our managed net financed assets. The increased provision expense is not reflected in our Equipment Financing and Medical Receivables Financing segments until the time of actual charge-off. The provision for taxes includes an adjustment of $0.4 million to retroactively reflect an increase in state taxes resulting from a greater portion of our business being conducted in states with higher tax rates.

Financial Condition

Total shareholders’ equity increased $3.7 million to $219.1 million at September 30, 2000 from $215.4 million at June 30, 2000. The increase was primarily due to net earnings of $6.5 million, offset by cumulative foreign currency translation adjustments of $1.2 million and unrealized loss on derivative instruments designated as cash flow hedges of $1.6 million.

At September 30, 2000, we had available an aggregate of $697.4 million in warehouse facilities of which $373.8 million was utilized.

We believe that our present warehouse and permanent funding sources are sufficient to fund our current needs for our equipment and medical receivables financing businesses.

Through September 30, 2000, we have completed 26 securitizations for medical equipment and medical receivables financings totaling approximately $2.9 billion, consisting of public debt issues totaling $1.2 billion and private placements of debt and contract sales totaling $1.7 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

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

To manage our interest rate risk, we employ a hedging strategy using derivative financial instruments such as forward rate agreements, Treasury locks, forward start swap and interest rate swaps, caps and collars. We do not use derivative financial instruments for trading or speculative purposes. We manage the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. We measure the effectiveness of each hedge throughout the hedged period. Any hedge ineffectiveness, as defined by SFAS 133, is recognized in the income statement.

There can be no assurance that our hedging strategies or techniques will be effective, that our profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at September 30, 2000. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at September 30, 2000. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (US), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP) and Euro (EUR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $321.5 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date–Qtr Ended September 30,					There- after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005
Rate-Sensitive Assets:

Fixed rate receivables in installments (US)	$90,543	$57,997	$39,246	$28,797	$18,100	$18,859	$253,542	$245,474
Average interest rate	9.82%	9.74%	9.84%	9.70%	9.77%	9.55%	9.82%

Fixed rate receivables in installments (SGD)	$1,135	$450	$500	$557	$296	–	$2,938	$2,853
Average interest rate	10.29%	10.68%	10.68%	10.68%	10.68%	–	10.29%

Fixed rate receivables in installments (JPY)	$3,369	$3,558	$2,892	$1,870	$511	–	$12,200	$11,046
Average interest rate	6.03%	6.03%	6.03%	6.03%	6.75%	–	6.03%

Fixed rate receivables in installments (AUD)	$410	$182	$59	$52	$131	–	$834	$771
Average interest rate	8.77%	8.70%	8.77%	8.59%	8.59%	–	8.77%

Fixed rate receivables in installments (GBP)	$61	$55	$61	$5	–	–	$182	$177
Average interest rate	10.88%	10.88%	10.88%	10.88%	–	–	10.88%

Fixed rate receivables in installments (EUR)	$7,083	$5,355	$4,423	$4,594	$3,201	$2,866	$27,522	$25,625
Average interest rate	8.23%	8.35%	8.42%	8.49%	8.74%	9.35%	8.23%

Floating rate receivables in installments (US)	$55,738	$30,919	$18,269	$14,941	$2,353	$1,291	$123,511	$123,511
Average interest rate	9.44%	9.35%	9.37%	9.97%	9.32%	9.87%	9.44%

Floating rate notes collateralized by medical receivables (US)	$173,196	$47,268	$10,223	$4,945	–	–	$235,632	$235,632
Average interest rate	11.44%	11.13%	10.78%	11.00%	–	–	11.44%

Fixed rate recourse credit enhancements (US)	$11,045	$11,499	$13,209	$7,537	$2,961	$599	$46,850	$45,060
Average interest rate	7.06%	7.05%	7.00%	7.37%	7.55%	7.55%	7.06%

Totals	$342,580	$157,283	$88,882	$63,298	$27,553	$23,615	$703,211	$690,149

Average interest rate	10.42%	9.76%	9.24%	9.40%	9.32%	9.49%	9.99%

Derivatives Matched Against Assets:

Interest Rate Swaps
Pay variable rate swaps (US)	$5,000	–	–	–	–	–	$5,000	$(38)
Weighted average pay rate	7.01%	–	–	–	–	–	7.01%
Weighted average receive rate	5.83%	–	–	–	–	–	5.83%

Pay fixed rate swaps (AUD)	$981	–	–	–	$1,830	–	$2,811	$2
Weighted average pay rate	5.56%	–	–	–	6.64%	–	6.26%
Weighted average receive rate	6.34%	–	–	–	6.39%	–	6.37%

Pay fixed rate swaps (EUR)	–	–	–	$7,727	–	–	$7,727	$30
Weighted average pay rate	–	–	–	5.18%	–	–	5.18%
Weighted average receive rate	–	–	–	4.75%	–	–	4.75%

Totals	$5,981			$7,727	$1,830		$15,538	$(6)

	Expected Maturity Date–Qtr Ended September 30,					There– after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005
Rate-Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (US)	$294,466	–	–	–	–	–	$294,466	$294,466
Average interest rate	8.27%	–	–	–	–	–	8.27%

Variable rate borrowings under warehouse facilities (AUD)	$4,016	–	–	–	–	–	$4,016	$4,016
Average interest rate	7.83%	–	–	–	–	–	7.83%

Variable rate borrowings under warehouse facilities (GBP)	$13,415	–	–	–	–	–	$13,415	$13,415
Average interest rate	7.42%	–	–	–	–	–	7.42%

Variable rate borrowings under warehouse facilities (JPY)	$26,082	–	–	–	–	–	$26,082	$26,082
Average interest rate	2.87%	–	–	–	–	–	2.87%

Variable rate borrowings under warehouse facilities (SGD)	$7,258	–	–	–	–	–	$7,258	$7,258
Average interest rate	5.15%	–	–	–	–	–	5.15%

Variable rate borrowings under warehouse facilities (EUR)	$28,562	–	–	–	–	–	$28,562	$28,562
Average interest rate	5.78%	–	–	–	–	–	5.78%

Fixed rate discounted receivables (US)	$81,942	$62,948	$44,564	$26,541	$9,002	$1,815	$226,812	$226,877
Average interest rate	6.94%	7.06%	7.21%	7.41%	7.49%	7.75%	6.94%

Variable rate discounted receivables (US)	91,258	$14,641	$99,886	$9,687	$8,656	–	$224,128	$224,128
Average interest rate	7.94%	10.18%	7.86%	10.18%	10.18%	–	8.23%

Senior notes (US)	–	–	–	$155,000	–	–	$155,000	$140,500
Average interest rate	–	–	–	9.88%	–	–	9.88%

Other debt (US)	$13,598	$10,806	$9,667	$2,000	$27,000	–	$63,071	$62,951
Average interest rate	9.45%	9.69%	9.79%	8.34%	9.58%	–	9.56%

Other debt (GBP)	$1,099	$1,077	$915	$351	$277	$1,010	$4,729	$4,214
Average interest rate	8.03%	8.08%	8.33%	8.07%	8.07%	7.56%	8.01%

Convertible sub notes (US)	–	$13,900	–	–	–	–	$13,900	$25,488
Average interest rate	–	9.13%	–	–	–	–	9.13%

Totals	$561,696	$103,372	$155,032	$193,579	$44,935	$2,825	$1,061,439	$1,057,957

Average interest rate	7.61%	8.07%	7.80%	9.54%	9.27%	7.68%	8.07%

	Expected Maturity Date – Qtr Ended September 30,					There-		Fair
(in thousands of dollars)	2001	2002	2003	2004	2005	after	Total	Value

Derivatives Matched Against Liabilities:

Interest Rate Swaps

Pay fixed rate swaps (US)	$247,577	–	–	–	$8,000	–	$255,577	$(1,704)
Weighted average pay rate	7.10%	–	–	–	5.84%	–	7.06%
Weighted average receive rate	6.74%	–	–	–	6.76%	–	6.74%

Pay fixed rate swaps (JPY)	$3,417	–	–	–	–	–	$3,417	$2
Weighted average pay rate	0.47%	–	–	–	–	–	0.47%
Weighted average receive rate	0.40%	–	–	–	–	–	0.40%

Pay fixed rate swaps (EUR)	$8,827	–	–	–	–	–	$8,827	$34
Weighted average pay rate	4.35%	–	–	–	–	–	4.35%
Weighted average receive rate	4.68%	–	–	–	–	–	4.68%

Treasury Locks (US)	$50,000	–	–	–	–	–	$50,000	$(979)
Average strike rate	6.87%	–	–	–	–	–	6.87%
Average index rate	5.96%	–	–	–	–	–	5.96%

Interest Rate Caps (US)	$40,000	$50,000	–	–	–	–	$90,000	$–
Average strike rate	6.38%	6.87%	–	–	–	–	6.65%
Average index rate	6.62%	6.62%	–	–	–	–	6.62%

Totals	$349,821	$50,000			$8,000		$407,821	$(2,647)

Comparison to Prior Year

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at September 30, 1999. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at September 30, 1999. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in US dollars (US), Euro (EUR), Singapore dollars (SGD), Japanese Yen (JPY), Australian dollars (AUD) and British pounds (GBP), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date—Qtr. Ended September 30,					There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004
Rate-Sensitive Assets:
Fixed rate receivables in installments (US)	$ 81,347	$ 62,065	$50,039	$30,731	$20,136	$15,514	$259,832	$252,777
Average interest rate	9.87%	9.89%	9.94%	9.96%	9.88%	9.83%	9.87%

Fixed rate receivables in installments (EUR)	$ 3,249	$ 3,867	$ 3,250	$ 1,948	$ 2,004	$ 2,733	$ 17,051	$ 15,655
Average interest rate	8.75%	9.12%	9.35%	9.42%	9.45%	9.38%	8.75%

Fixed rate receivables in installments (SGD)	$ 881	$ 431	$ 479	$ 533	$ 577	$ 306	$ 3,207	$ 3,076
Average interest rate	10.78%	10.78%	10.78%	10.78%	10.71%	10.68%	10.78%

Fixed rate receivables in installments (JPY)	$ 3,486	$ 1,365	$ 1,441	$ 1,521	$ 659	-	$ 8,472	$ 7,512
Average interest rate	5.63%	5.44%	5.44%	5.44%	5.44%	-	5.63%

Fixed rate receivables in installments (AUD)	$ 471	$ 339	$ 145	$ 1	-	-	$ 956	$ 851
Average interest rate	10.41%	10.39%	10.36%	10.25%	-	-	10.41%

Fixed rate receivables in installments (GBP)	$ 82	$ 55	$ 61	$ 68	$ 5	-	$ 271	$ 265
Average interest rate	9.27%	10.88%	10.88%	10.88%	10.88%	-	9.27%

Floating rate receivables in installments (US)	$ 55,374	$ 33,576	$22,067	$14,571	$ 10,051	$ 615	$136,254	$136,254
Average interest rate	8.51%	7.90%	7.50%	8.11%	9.53%	6.40%	8.51%

Floating rate notes collateralized by medical receivables (US)	$ 120,207	$ 94,400	$ 4,601	$ 5,753	-	-	$224,961	$224,961
Average interest rate	10.41%	10.39%	10.36%	10.25%	-	-	10.41%

Fixed rate recourse credit enhancements (US)	$ 13,663	$ 11,266	$10,391	$12,813	$ 6,057	$ 1,576	$ 55,766	$ 51,602
Average interest rate	6.72%	6.76%	6.72%	6.70%	6.93%	7.01%	6.72%

Totals	$278,760	$207,364	$92,474	$67,939	$ 39,489	$20,744	$706,770	$692,953

Average interest rate	9.62%	9.58%	8.93%	8.86%	9.25%	9.47%	9.46%

Derivatives Matched Against Assets:

Interest Rate Swaps

Pay variable rate swaps (US)	-	-	$ 5,000	-	-	-	$ 5,000	$ (27)
Weighted average pay rate	-	-	5.58%	-	-	-	5.58%
Weighted average receive rate	-	-	5.83%	-	-	-	5.83%

(in thousands of dollars)	Expected Maturity Date–Qtr. Ended September 30,					There- after	Total	Fair Value
	2000	2001	2002	2003	2004
Rate-Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (US)	$312,244	–	–	–	–	–	$312,244	$312,244
Average interest rate	6.87%	–	–	–	–	–	6.87%

Variable rate borrowings under warehouse facilities (AUD)	$ 2,034		–	–	–	–	$ 2,034	$ 2,034
Average interest rate	6.16%	–	–	–	–	–	6.16%

Variable rate borrowings under warehouse facilities (EUR)	$ 9,123	–	–	–	–	–	$ 9,123	$ 9,123
Average interest rate	4.09%	–	–	–	–	–	4.09%

Variable rate borrowings under warehouse facilities (GBP)	–	$ 9,098	–	–	–	–	$ 9,098	$ 9,098
Average interest rate	–	7.33%	–	–	–	–	7.33%

Variable rate borrowings under warehouse facilities (JPY)	$ 11,724	–	–	–	–	–	$ 11,724	$ 11,724
Average interest rate	3.13%	–	–	–	–	–	3.13%

Variable rate borrowings under warehouse facilities (SGD)	$ 5,876	–	–	–	–	–	$ 5,876	$ 5,876
Average interest rate	5.39%	–	–	–	–	–	5.39%

Fixed rate discounted receivables (US)	$ 83,626	$ 54,365	$33,129	$18,246	$ 5,181	$ 334	$194,881	$192,899
Average interest rate	6.80%	6.38%	6.37%	6.41%	6.51%	6.24%	6.80%

Variable rate discounted receivables (US)	$ 25,000	$ 75,000	–	–	–	–	$100,000	$100,000
Average interest rate	7.61%	6.32%	–	–	–	–	6.64%

Senior notes (US)	–	–	–	–	$155,000	–	$155,000	$151,625
Average interest rate	–	–	–	–	9.88%	–	9.88%

Other debt (US)	$ 18,762	$ 10,603	$ 6,370	$11,003	$ 2,000	$25,000	$ 73,738	$ 67,399
Average interest rate	7.55%	7.90%	8.36%	7.57%	8.34%	7.85%	7.80%

Other debt (GBP)	$ 692	$ 740	$ 651	$ 429	–	–	$ 2,512	$ 2,467
Average interest rate	8.13%	8.13%	8.22%	9.10%	–	–	8.32%

Convertible subordinated notes (US)	–	–	$13,900	–	–	–	$ 13,900	$ 21,473
Average interest rate	–	–	9.13%	–	–	–	9.13%

Totals	$469,081	$149,806	$54,050	$29,678	$162,181	$25,334	$890,130	$885,962

Average interest rate	6.76%	6.52%	7.34%	6.88%	9.75%	7.83%	7.39%

	Expected Maturity Date—Qtr. Ended September 30,
(in thousands of dollars)	2000	2001	2002	2003	2004	There- after	Total	Fair Value
Derivatives Matched Against Liabilities:
Interest Rate Swaps

Pay fixed rate swaps (US)	-	-	-	-	-	$10,000	$10,000	$85
Weighted average pay rate	-	-	-	-	-	5.84%	5.84%
Weighted average receive rate	-	-	-	-	-	5.06%	5.06%

Pay fixed rate swaps (AUD)	-	-	$2,366	-	-	-	$2,366	$3
Weighted average pay rate	-	-	5.56%	-	-	-	5.56%
Weighted average receive rate	-	-	4.93%	-	-	-	4.93%

Treasury Locks (US)	$300,000	-	-	-	-	-	$300,000	$(884)
Average strike rate	5.85%	-	-	-	-	-	5.85%
Average index rate	5.67%	-	-	-	-	-	5.67%

Totals	$300,000		$2,366			$10,000	$312,366	$(796)

There were no material changes in rate-sensitive assets from the prior year.

Total rate-sensitive liabilities increased $171.3 million from the prior year. This increase was primarily due to the completion of a $100.0 million medical receivables securitization and an $80.0 million international equipment securitization.

Changes in the overall derivative positions held at September 30, 2000 and 1999 reflect the changes in the Company’s exposures in its financial contracts.

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at September 30, 2000. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by contractual maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP) and Euro (EUR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $98.6 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date–Qtr Ended September 30,					There- after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005
Foreign Currency Sensitive Assets:
Fixed rate receivables in installments (SGD)	$1,135	$450	$500	$557	$296	–	$2,938	$2,853
Average interest rate	10.29%	10.68%	10.68%	10.68%	10.68%	–	10.29%

Fixed rate receivables in installments (JPY)	$3,369	$3,558	$2,892	$1,870	$511	–	$12,200	$11,046
Average interest rate	6.03%	6.03%	6.03%	6.03%	6.75%	–	6.03%

Fixed rate receivables in installments (AUD)	$410	$182	$59	$52	$131	–	$834	$771
Average interest rate	8.77%	8.70%	8.77%	8.59%	8.59%	–	8.77%

Fixed rate receivables in installments (GBP)	$61	$55	$61	$5	–	–	$182	$177
Average interest rate	10.88%	10.88%	10.88%	10.88%	–	–	10.88%

Fixed rate receivables in installments (EUR)	$7,083	$5,355	$4,423	$4,594	$3,201	$2,866	$27,522	$25,625
Average interest rate	8.23%	8.35%	8.42%	8.49%	8.74%	9.35%	8.23%

Totals	$12,058	$9,600	$7,935	$7,078	$4,139	$2,866	$43,676	$40,472

Average interest rate	7.84%	7.62%	7.71%	8.01%	8.63%	9.35%	7.78%

Derivatives Matched Against Assets:
Foreign Exchange Agreements
Receive US$ / Pay EUR	$11,311	–	–	–	–	–	$11,311	$(61)
Avg. contractual exchange rate	0.88	–	–	–	–	–	0.88

	Expected Maturity Date–Qtr Ended September 30,
(in thousands of dollars)	2001	2002	2003	2004	2005	There– after	Total	Fair Value
Foreign Currency Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (AUD)	$4,016	–	–	–	–	–	$4,016	$4,016
Average interest rate	7.83%	–	–	–	–	–	7.83%

Variable rate borrowings under warehouse facilities (GBP)	$13,415	–	–	–	–	–	$13,415	$13,415
Average interest rate	7.42%	–	–	–	–	–	7.42%

Variable rate borrowings under warehouse facilities (JPY)	$26,082	–	–	–	–	–	$26,082	$26,082
Average interest rate	2.87%	–		–	–	–	2.87%

Variable rate borrowings under warehouse facilities (SGD)	$7,258	–	–	–	–	–	$7,258	$7,258
Average interest rate	5.15%	–	–	–	–	–	5.15%

Variable rate borrowings under warehouse facilities (EUR)	$28,562	–	–	–	–	–	$28,562	$28,562
Average interest rate	5.78%	–	–	–	–	–	5.78%

Other debt (GBP)	$1,099	$1,077	$915	$351	$277	$1,010	$4,729	$4,214
Average interest rate	8.03%	8.08%	8.33%	8.07%	8.07%	7.56%	8.01%

Totals	$80,432	$1,077	$915	$351	$277	$1,010	$84,062	$83,547

Average interest rate	5.19%	8.08%	8.33%	8.07%	8.07%	7.56%	5.31%

Comparison to Prior Year

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at September 30, 1999. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by contractual maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Euros (EUR), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD) and British pounds (GBP), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date–Qtr. Ended September 30,					There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004
Foreign Currency Sensitive Assets:

Fixed rate receivables in installments (EUR)	$3,249	$3,867	$3,250	$1,948	$2,004	$2,733	$17,051	$15,655
Average interest rate	8.75%	9.12%	9.35%	9.42%	9.45%	9.38%	8.75%

Fixed rate receivables in installments (SGD)	$881	$431	$479	$533	$577	$306	$3,207	$3,076
Average interest rate	10.78%	10.78%	10.78%	10.78%	10.71%	10.68%	10.78%

Fixed rate receivables in installments (JPY)	$3,486	$1,365	$1,441	$1,521	$659	–	$8,472	$7,512
Average interest rate	5.63%	5.44%	5.44%	5.44%	5.44%	–	5.63%

Fixed rate receivables in installments (AUD)	$471	$339	$145	$1	–	–	$956	$851
Average interest rate	10.41%	10.39%	10.36%	10.25%	–	–	10.41%

Fixed rate receivables in installments (GBP)	$82	$55	$61	$68	$5	–	$271	$265
Average interest rate	9.27%	10.88%	10.88%	10.88%	10.88%	–	9.27%

Totals	$8,169	$6,057	$5,376	$4,071	$3,245	$3,039	$29,957	$27,359

Average interest rate	7.74%	8.50%	8.47%	8.14%	8.86%	9.51%	8.14%

Derivatives Matched Against Assets:

Foreign Exchange Agreements

Receive US$ / Pay EUR	$7,871	–	–	–	–	–	$7,871	$(133)
Avg. contractual exchange rate	1.06	–	–	–	–	–	1.06

	Expected Maturity Date–Qtr. Ended September 30,					There- after	Total	Fair Value
	2000	2001	2002	2003	2004
(in thousands of dollars)
Foreign Currency Sensitive Liabilities:
Variable rate borrowings under warehouse facilities (EUR)	$ 9,123	–	–	–	–	–	$ 9,123	$ 9,123
Average interest rate	4.09%	–	–	–	–	–	4.09%

Variable rate borrowings under warehouse facilities (AUD)	$ 2,034	–	–	–	–	–	$ 2,034	$ 2,034
Average interest rate	6.16%	–	–	–	–	–	6.16%

Variable rate borrowings under warehouse facilities (GBP)	–	$ 9,098	–	–	–	–	$ 9,098	$ 9,098
Average interest rate	–	7.33%	–	–	–	–	7.33%

Variable rate borrowings under warehouse facilities (JPY)	$11,724	–	–	–	–	–	$ 11,724	$ 11,724
Average interest rate	3.13%	–	–	–	–	–	3.13%

Variable rate borrowings under warehouse facilities (SGD)	$ 5,876	–	–	–	–	–	$ 5,876	$ 5,876
Average interest rate	5.39%	–	–	–	–	–	5.39%

Other debt (GBP)	$ 692	$ 740	$651	$429	–	–	$ 2,512	$ 2,467
Average interest rate	8.13%	8.13%	8.22%	9.10%	–	–	8.32%

Totals	$29,449	$ 9,838	$651	$429			$ 40,367	$ 40,322

Average interest rate	4.20%	7.39%	8.22%	9.10%			5.10%

Total foreign currency sensitive assets increased $13.7 million from the prior year due to the growth in our international portfolio.

Total foreign currency sensitive liabilities increased $43.7 million from the prior year due to new international borrowing facilities.

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

PART II—OTHER INFORMATION

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

Date: November 13, 2000
	By	/s/ MICHAEL A. O’HANLON
Michael A. O’Hanlon
President and Chief Executive Officer

Date: November 13, 2000
	By	/s/ STEVEN R. GARFINKEL
Steven R. Garfinkel
Executive Vice President and Chief Financial Officer