Form 10-Q
period 2000-12-31
DVI INC
filed 2001-02-13
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)
  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000 or

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
executive offices)

  Registrant's telephone number, including area code (215) 488-5000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No _

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common stock, $.005 par value - 14,313,788 shares as of January 31, 2001.

  DVI, INC. AND SUBSIDIARIES

  INDEX

		Page Number
PART I. FINANCIAL INFORMATION:

Item 1.	Financial Statements:
	Consolidated Balance Sheets -
	December 31, 2000 (unaudited) and June 30, 2000	3-4

	Consolidated Statements of Operations (unaudited) -
	Three and six months ended December 31, 2000 and 1999	5

	Consolidated Statements of Shareholders' Equity (unaudited) -
	June 30, 1999 through December 31, 2000	6

	Consolidated Statements of Cash Flows (unaudited) -
	Six months ended December 31, 2000 and 1999	7-8

	Notes to Consolidated Financial Statements (unaudited)	9-15

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20-30

PART II. OTHER INFORMATION:

Item 4.	Submission of Matters to a Vote of Security Holders	31

	Signatures	32

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

(in thousands of dollars except share data)	December 31, 2000	June 30, 2000

	(Unaudited)

Cash and cash equivalents	$ 6,437	$ 6,353

Restricted cash and cash equivalents	106,643	73,691

Accounts receivable	36,568	36,818

Investments	31,531	10,116

Contract receivables:

Investment in direct financing leases and notes secured by equipment or medical receivables:
Receivables in installments	911,570	898,063
Receivables and notes - related parties	5,717	5,782
Recourse credit enhancements	47,249	43,222
Net notes collateralized by medical receivables	255,154	252,974
Residual valuation	46,855	40,271
Unearned income	(106,523)	(112,167)

Net investment in direct financing leases and notes secured by equipment or medical receivables	1,160,022	1,128,145

Less: Allowance for losses on receivables	(16,352)	(14,307)

Net contract receivables	1,143,670	1,113,838

Equipment on operating leases (net of accumulated depreciation of $11,437 and $9,155, respectively)
	30,865	29,385

Repossessed assets	18,838	18,624

Furniture and fixtures (net of accumulated depreciation of $6,096 and $5,261, respectively)
	5,365	4,670

Goodwill, net	9,119	9,649

Other assets	33,951	30,640

Total assets	$ 1,422,987	$ 1,333,784

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders' Equity

(in thousands of dollars except share data)	December 31, 2000	June 30, 2000

	(Unaudited)

Accounts payable	$ 62,219	$ 64,036

Accrued expenses and other liabilities	29,425	24,749

Borrowings under warehouse facilities	313,064	306,610

Long-term debt:
Discounted receivables (primarily limited recourse)	510,370	424,759
9 7 /8 % Senior notes due 2004	155,000	155,000
Other debt	65,880	71,168
Convertible subordinated notes	13,750	13,900

Total long-term debt	745,000	664,827

Deferred income taxes	44,124	50,414

Total liabilities	1,193,832	1,110,636

Commitments and contingencies (Note 6)

Minority interest in consolidated subsidiaries	6,958	7,785

Shareholders' equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued

Common stock, $.005 par value; authorized 25,000,000 shares; outstanding 14,303,788 and 14,222,974 shares, respectively
	72	71
Additional capital	136,276	135,346
Retained earnings	90,222	82,497
Accumulated other comprehensive loss	(4,373)	(2,551)

Total shareholders' equity	222,197	215,363

Total liabilities and shareholders' equity	$ 1,422,987	$ 1,333,784

  The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(in thousands of dollars except share data)	2000	1999	2000	1999

Finance and other income:
Amortization of finance income	$ 30,177	$ 26,295	$ 61,020	$ 50,683
Corvis deferred loan fees	7,579	–	7,579	–
Other income	2,683	9,939	4,686	17,421

Total finance and other income	40,439	36,234	73,285	68,104
Interest expense	24,842	19,326	48,066	37,235

Net interest and other income	15,597	16,908	25,219	30,869
Net gain on sale of financing transactions	10,439	6,941	14,416	14,142
(Loss) gain on revaluation of Corvis warrants	(12,988)	–	2,012	–

Net operating income	13,048	23,849	41,647	45,011

Selling, general and administrative expenses	9,953	9,615	22,405	18,347
Provision for losses on receivables	876	3,635	4,991	6,392

Earnings before minority interest, equity in net loss of investees, and provision for income taxes	2,219	10,599	14,251	20,272

Minority interest in net loss of consolidated subsidiaries	431	46	791	179
Equity in net gain (loss) of investees	2	–	(16)	–
Provision for income taxes	1,409	4,843	7,301	9,077

Net earnings	$ 1,243	$ 5,802	$ 7,725	$ 11,374

Net earnings per share:

Basic	$ 0.09	$ 0.41	$ 0.54	$ 0.80

Diluted	$ 0.09	$ 0.38	$ 0.51	$ 0.75

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity (unaudited)

					Accumulated
	Common Stock				Other	Total
	$.005 Par Value		Additional	Retained	Comprehensive	Shareholders'
(in thousands of dollars except share data)	Shares	Amount	Capital	Earnings	Loss	Equity

Balances at June 30, 1999	14,168,608	$ 71	$ 134,610	$ 59,055	$ (2,089)	$ 191,647

Net earnings				23,442		23,442
Unrealized loss on available-for-sale securities (net of deferred taxes of $70)					(105)	(105)
Currency translation adjustment					(357)	(357)

Comprehensive income						22,980
Issuance of common stock upon exercise of stock options and warrants

	54,366		690			690
Non-employee stock option grants			46			46

Balances at June 30, 2000	14,222,974	71	135,346	82,497	(2,551)	215,363

Net earnings				7,725		7,725
Unrealized loss on available-for-sale securities (net of deferred taxes of $84)					(125)	(125)
Unrealized loss on derivative instru- ments designated as cash flow hedges (net of deferred taxes of $500)					(783)	(783)
Currency translation adjustment					(914)	(914)

Comprehensive income						5,903
Issuance of common stock upon exercise of stock options and warrants

	66,664	1	727			728
Non-employee stock option grants			53			53
Conversion of subordinated notes	14,150		150			150

Balances at December 31, 2000	14,303,788	$ 72	$ 136,276	$ 90,222	$ (4,373)	$ 222,197

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	December 31,

(in thousands of dollars)	2000	1999

Cash flows from operating activities:
Net earnings	$ 7,725	$ 11,374

Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in net loss of investees	16	--
Depreciation and amortization	12,727	10,352
Provision for losses on receivables	4,991	6,392
Net gain on sale of financing transactions	(14,416)	(14,142)
Loss on disposition of investments	249	--
Minority interest in net loss of consolidated subsidiaries	(791)	(179)
Unrealized gain on investments	(1,892)	(64)
Cumulative translation adjustments	(914)	59
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(32,952)	(26,393)
Accounts receivable	250	2,121
Other assets	(11,506)	(12,614)
Increases (decreases) in:
Accounts payable	9,922	8,528
Accrued expenses and other liabilities	3,893	(12)
Deferred income taxes	(6,207)	--

Total adjustments	(36,630)	(25,952)

Net cash used in operating activities	(28,905)	(14,578)

Cash flows from investing activities:
Receivables originated or purchased	(391,164)	(402,339)
Portfolio receipts net of amounts included in income and proceeds from sale of financing transactions
	335,846	337,308
Net increase in notes collateralized by medical receivables	(2,180)	(48,751)
Investment in common and preferred stock of investees	--	(705)
Cash received from sale of investments in investees	544	--
Furniture and fixtures additions	(1,562)	(399)

Net cash used in investing activities	(58,516)	(114,886)

Cash flows from financing activities:
Exercise of stock options and warrants	728	468
Borrowings under warehouse facilities, net of repayments	6,454	(2,418)
Borrowings under long-term debt	152,393	231,422
Repayments on long-term debt	(72,070)	(98,873)

Net cash provided by financing activities	87,505	130,599

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (concluded)

	Six Months Ended
	December 31,

(in thousands of dollars)	2000	1999

Net increase in cash and cash equivalents	$ 84	$ 1,135
Cash and cash equivalents, beginning of period	6,353	5,695

Cash and cash equivalents, end of period	$ 6,437	$ 6,830

Cash paid during the period for:

Interest	$ 43,364	$ 32,831

Income taxes, net of refunds	$ 354	$ 2,847

Supplemental disclosures of noncash transactions:

During the six month period ended December 31, 1999, $9.4 million was reclassified from contract receivables to repossessed assets.

During the six month period ended December 31, 2000, $15.0 million related to Corvis was reclassified from contract receivables to Investments due to the required accounting treatment under SFAS 133. In addition, $5.5 million was also reclassified from contract receivables to Investments to reflect the value of preferred shares received for repayment of a promissory note in lieu of cash.

During the six month period ended December 31, 2000, $150,000 of Convertible subordinated notes were converted into common stock.

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the consolidated balance sheets as of December 31, 2000 and June 30, 2000, the consolidated statements of operations for the three and six month periods ended December 31, 2000 and 1999, the consolidated statements of shareholders' equity for the period from June 30, 1999 through December 31, 2000, and the consolidated statements of cash flows for the six month periods ended December 31, 2000 and 1999. The results of operations for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2001.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three and six month periods ended December 31, 2000.

Note 2. Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000 and does not permit retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item will also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded in Other comprehensive income. If the derivative is designated as a hedge of a net investment in foreign operations, changes in fair value of the derivative will be recorded as cumulative translation adjustments.

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

At December 31, 2000, we held the following derivative positions to manage our interest rate risk:

	Notional	Fair
(in thousands of dollars)	Amount	Value

Cash Flow Hedges:

Options	$ 40,000.0	$ 17.2
Interest rate swaps	48,973.4	(387.3)

Fair Value Hedges:

Interest rate swaps	$ 16,058.0	$ (195.4)

In the next twelve months, we are forecasting to complete two domestic equipment securitizations. When these securitizations are completed, the fair value adjustments in Other comprehensive income will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale. If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate. If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate. When the forecasted securitizations close, we currently expect $53,400 in fair value adjustments to be reclassified from Other comprehensive income into earnings.

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

At December 31, 2000, we held the following derivative positions to manage our foreign currency exposure:

	Notional	Fair
(in thousands of dollars)	Amount	Value

Net Investment in Foreign Operations Hedges:

Foreign currency denominated forward rate agreements	$ 9,427.0	$ (596.0)

There were $518,000 in losses in cumulative translation adjustments for the three months ended December 31, 2000 and $326,000 in gains in cumulative translation adjustments for the six months ended December 31, 2000.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the projected change in the value of the hedged item and the projected change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable. High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item. We measure the effectiveness of each hedge throughout the hedged period. Any hedge ineffectiveness as defined by SFAS 133 is recognized in the income statement. When options are used for hedging, the time value of the option is excluded from this effectiveness assessment. For the six months ended December 31, 2000, there was a decline in fair value of $105,025 due to hedge ineffectiveness on cash flow hedges. This decrease was recognized in Other income.

Accumulated Derivative Loss

The following table summarizes activity in Other comprehensive income related to derivatives classified as cash flow hedges that we held for the three months ended December 31, 2000:

(in thousands of dollars, net of deferred taxes)

Beginning balance, October 1, 2000	$ (1,650)
Losses reclassified into earnings	1,245
Change in fair value of derivatives	(378)

Accumulated derivative loss included in Other comprehensive income as of December 31, 2000	$ (783)

Note 3. Corvis Corporation Warrants

Beginning in July 1999, we made certain loans to Corvis Corporation (Nasdaq: CORV) for which we received warrants that allowed us to acquire an aggregate of 737,900 shares of Corvis common stock at a price of $0.76 per share. There was a 180-day lock-up on the exercise of these warrants that prohibited us from selling or otherwise disposing of them before January 24, 2001. This provision affected the warrants' liquidity, and as a result the warrants were accorded a lower value than similar securities without such a transferability restriction. The fair market value of the warrants was adjusted using a value determined by an independent professional appraiser to reflect the price at which the warrants would have changed hands between willing buyers and sellers subject to the lock-up provision. We recognized the value of the warrants to be $15.0 million, classified as deferred loan fees. This amount was scheduled to be amortized into income over the life of the underlying loans. Upon the early repayment of the loan in November 2000, the remaining unamortized loan fees were recognized as income.

On July 1, 2000 we adopted SFAS 133, which classified the warrants as derivatives and required them to be recorded in our financial statements at fair value. At September 30, 2000 the increase in the warrant's fair market value was $15.0 million reflecting the consummation of Corvis' initial public offering and the subsequent active trading of the stock. This adjustment to the warrants' carrying value to reflect fair value was recorded in income. The total estimated fair value of $30.0 million for the warrants at that date was included on our balance sheet under Investments. At December 31, 2000, the estimated fair value adjustment resulted in a $13.0 million decrease in the value of the warrants to $17.0 million. This charge was partially offset by $7.6 million in deferred loan fee income resulting from Corvis' full repayment of their loan during the quarter.

Effective January 1, 2001, DVI elected to convert the warrants to common stock and hold the shares as an available-for-sale investment in which future adjustments will be made to equity with no immediate impact on earnings. After executing a cashless exercise on January 24, 2001, DVI received 714,453 shares of Corvis common stock.

Note 4. Allowance for Losses on Receivables

The following is an analysis of the allowance for losses on receivables:

	Six Months Ended
	December 31,

(in thousands of dollars)	2000	1999

Balance, beginning of period	$ 14,307	$ 12,279
Provision for losses on receivables	4,991	6,392
Provision for losses on recourse credit enhancements	1,309	-
Net charge-offs	(4,255)	(3,987)

Balance, end of period	$ 16,352	$ 14,684

Note 5. Other Assets

The following represents a summary of the major components of other assets:

	December 31,	June 30,
(in thousands of dollars)	2000	2000

Unamortized debt issuance costs	$ 15,909	$ 12,613
Servicing assets	7,530	6,262
Prepaid expenses	4,246	6,096
Miscellaneous	6,266	5,669

Total other assets	$ 33,951	$ 30,640

Note 6. Commitments and Contingencies

In December 2000, a former employee of the Company filed an action in the Circuit Court of Cook County, Illinois (the Company subsequently had the case removed to the U.S. District Court for the Northern District of Illinois) arising out of the Company's purchase of a partnership interest in and assets of Third Coast Capital ("TCC"), the Company's venture leasing division, in 1998. The plaintiff alleges that his decision to sell his interest in TCC and accept employment with the Company was based on his reliance on a number of promises allegedly made by the Company, including the Company's ability and willingness to fund the venture business in the future. The complaint alleges that these promises were false when made and represented a scheme to facilitate the Company's misappropriation and conversion of TCC's worth, alleged to be $25.0 million. The complaint alleges, among other things, fraud and breach of contract and seeks various remedies, including the payment of profits from TCC, as well as punitive damages .

The Company believes the lawsuit is without merit and will vigorously defend against it. The Company believes it will prevail in this matter and, accordingly, no contingent loss provision has been recorded.

Note 7. Reconciliation of Earnings per Share Calculation

	Three Months Ended		Six Months Ended
	December 31,		December 31,

(in thousands except per share data)	2000	1999	2000	1999

Basic

Income available to common shareholders	$ 1,243	$ 5,802	$ 7,725	$ 11,374
Average common shares	14,278	14,214	14,251	14,199

Basic earnings per common share	$ 0.09	$ 0.41	$ 0.54	$ 0.80

Diluted

Income available to common shareholders	$ 1,243	$ 5,802	$ 7,725	$ 11,374
Effect of dilutive securities:
Convertible debentures	–	184	367	368

Diluted income available to common shareholders	$ 1,243	$ 5,986	$ 8,092	$ 11,742

Average common shares	14,278	14,214	14,251	14,204
Effect of dilutive securities, net:
Warrants (1)	–	8	5	9
Options	174	141	232	193
Convertible debentures (2)	–	1,311	1,304	1,311

Diluted average common shares	14,452	15,674	15,792	15,717

Diluted earnings per common share	$ 0.09	$ 0.38	$ 0.51	$ 0.75

(1) During the quarter ended December 31, 2000, all outstanding warrants have been exercised.

(2) For the three months ended December 31, 2000, the effect of convertible debentures was deemed to be anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

Note 8. Segment Reporting

We have determined the following reportable segments based on the types of our financings:

• Equipment financing, which includes:

• Sophisticated medical equipment financing directly to U.S. and international end users,

• Medical equipment contracts acquired from originators that generally do not have access to cost-effective permanent funding and

• "Small ticket" equipment financing.

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

• Asset-backed financing (including lease lines of credit) to emerging growth companies and

• Miscellaneous financial advisory services, corporate income and overhead allocations.

The following information reconciles our reportable segment information to consolidated totals:

	Three Months Ended December 31, 2000

	Finance and Other Income (1)	Interest Expense	Net Earnings
(in thousands of dollars)

Equipment financing	$ 24,607	$ 18,377	$ 2,543
Medical receivables financing	8,203	5,248	476
Corporate and all other	(5,359)	1,217	(1,776)

Consolidated total	$ 27,451	$ 24,842	$ 1,243

	Six Months Ended December 31, 2000

	Finance and Other Income (1)	Interest Expense	Net Earnings	Net Financed Assets
(in thousands of dollars)

Equipment financing	$ 47,677	$ 35,324	$ 2,899	$ 869,452
Medical receivables financing	16,714	10,527	1,501	252,056
Corporate and all other	10,906	2,215	3,325	69,379

Consolidated total	$ 75,297	$ 48,066	$ 7,725	$ 1,190,887

(1) Includes the gain/loss on revaluation of Corvis warrants.

	Three Months Ended December 31, 1999

	Finance and Other Income	Interest Expense	Net Earnings
(in thousands of dollars)

Equipment financing	$ 21,016	$ 13,848	$ 2,487
Medical receivables financing	7,656	4,915	492
Corporate and all other	7,562	563	2,823

Consolidated total	$ 36,234	$ 19,326	$ 5,802

	Six Months Ended December 31, 1999

	Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets
(in thousands of dollars)

Equipment financing	$ 41,476	$ 26,832	$ 5,887	$ 831,071
Medical receivables financing	14,485	9,043	943	234,656
Corporate and all other	12,143	1,360	4,544	55,204

Consolidated total	$ 68,104	$ 37,235	$ 11,374	$ 1,120,931

Monthly interest expense for warehouses and securitization debt are expensed to the divisions based upon the underlying collateral and advance rates. The interest expense for unsecured debt is charged according to the amount allocated on the balance sheet using the quarterly yield of unsecured debt. On the balance sheet, unsecured debt is allocated according to the percent of unsecured debt to the sum of the unsecured debt and shareholders' equity at the consolidated level. Income taxes are allocated to each division using the best estimate of tax rates for that division.

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for the three and six month periods ended and as of December 31, 2000 and 1999 by geographic area are as follows:

	Three Mos. Ended December 31, 2000	Six Months Ended December 31, 2000

	Finance and Other Income	Finance and Other Income	Net Financed Assets
(in thousands of dollars)

United States	$ 19,069	$ 58,532	$ 903,984
International	8,382	16,765	286,903

Total	$ 27,451	$ 75,297	$ 1,190,887

	Three Mos. Ended December 31, 1999	Six Months Ended December 31, 1999

	Finance and Other Income	Finance and Other Income	Net Financed Assets
(in thousands of dollars)

United States	$ 30,407	$ 56,255	$ 858,783
International	5,827	11,849	262,148

Total	$ 36,234	$ 68,104	$ 1,120,931

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for the three and six month periods ended December 31, 2000 and 1999.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

Total equipment financing contracts originated and acquired were $218.3 and $382.8 million for the three and six month periods ended December 31, 2000 compared with $194.7 and $406.0 million for the three and six month periods ended December 31, 1999, representing an increase of 12.1% and a decrease of 5.7%. Included in origination for the six month period ended December 31, 1999 was $22.5 million in contracts acquired through our joint venture in Singapore. In addition, our origination for the three and six months ended December 31, 1999 included $19.0 and $38.8 million in new business from DVI Capital, our wholesale leasing business division. The operations of this division were closed in March 2000.

Net financed assets totaled $1.2 billion at December 31, 2000, an increase of $33.4 million or 2.9% from the total as of June 30, 2000. Not included in net financed assets were the contracts sold but still serviced by us, which increased to $961.3 million as of December 31, 2000 compared to $877.7 million as of June 30, 2000, an increase of 9.5%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.1 billion as of December 31, 2000, representing a 5.7% increase over the total as of June 30, 2000.

During the three and six month periods ended December 31, 2000, new line of credit commitments in our medical receivables financing business were $37.5 and $57.0 million compared with $16.2 and $40.9 million for the same periods of the prior fiscal year, representing increases of 131.5% and 39.4%. Net medical receivables funded at December 31, 2000 totaled $255.2 million, an increase of $2.2 million or 0.9% from the total as of June 30, 2000.

Total finance and other income increased 11.6% and 7.6% to $40.4 and $73.3 million for the three and six month periods ended December 31, 2000 from $36.2 and $68.1 million for the three and six month periods ended December 31, 1999.

• Finance income was $30.2 and $61.0 million for the three and six month periods ended December 31, 2000 compared to $26.3 and $50.7 million for the three and six month periods ended December 31, 1999. This 20.4% increase in finance income for the six months was largely due to the overall increase in the size of our loan portfolio. Based on average net financed assets of $1.2 billion and $1.1 billion, the annualized yield for the six months ended December 31, 2000 was 10.0% compared to 8.9% for the same period of the prior year. This corresponds roughly to increases in both the Prime rate and LIBOR rates over the past year.

• Corvis deferred loan fees of $7.6 million were recognized for the three months ended December 31, 2000 resulting from Corvis' full repayment of their loan in November 2000.

• Other income decreased 73.0% and 73.1% to $2.7 and $4.7 million for the three and six month periods ended December 31, 2000 as compared to $9.9 and $17.4 million in the comparable prior year periods. Other income for the three and six months ended December 31, 1999 included $6.8 and $10.6 million related to the sale of shares of Cisco Systems stock. Other income consists primarily of servicing fees, late charges, medical receivables fees and contract fees and penalties.

Interest expense was $24.8 and $48.1 million for the three and six month periods ended December 31, 2000 compared to $19.3 and $37.2 million for the three and six month periods ended December 31, 1999. This 29.3% increase in interest expense for the six months is mainly attributed to higher levels of debt necessary to finance a larger average portfolio. This corresponds roughly to increases in both the Prime rate and LIBOR rates over the past year. The average annualized yield on interest-bearing debt for the six months ended December 31, 2000 was 9.0% compared to 8.2% for the same period of the prior year.

The net gain on sale of financing transactions increased 50.4% to $10.4 million for the three month period ended December 31, 2000 compared to $6.9 million for the three month period ended December 31, 1999, representing 8.2% and 7.1% of the $127.6 and $98.1 million in contracts sold during those periods. The net gain on sale of financing transactions increased 1.9% to $14.4 million for the six month period ended December 31, 2000 compared to $14.1 million for the six month period ended December 31, 1999, representing 6.5% and 7.5% of the $220.9 and $189.2 million in contracts sold during those periods. The increase in gains during this period is due to additional loans sold and improvements in securitization market conditions.

Revaluation of the Corvis warrants resulted in a loss of $13.0 million for the three month period ended December 31, 2000 and a gain of $2.0 million for the six month period ended December 31, 2000.

Selling, general and administrative expenses increased 3.5% and 22.1% to $10.0 and $22.4 million for the three and six month periods ended December 31, 2000 from $9.6 and $18.3 million for the same periods of the prior fiscal year. The increase is related primarily to higher compensation expense, legal costs related to the resolution of loan delinquencies, and the expansion and development of our international businesses.

The allowance for losses on receivables was $16.4 million at December 31, 2000, or 0.78% of our managed portfolio, compared to $14.3 million at June 30, 2000, or 0.72% of the managed portfolio at that time. We made provisions for losses on receivables for the three and six month periods ended December 31, 2000 of $0.9 and $5.0 million, compared to $3.6 and $6.4 million for the same periods ended December 31, 1999. In addition, we provided for our estimates of losses on recourse credit enhancements for the three and six month periods ended December 31, 2000 of $0.6 and $1.3 million. On a quarterly basis, we evaluate the collectibility of our receivables and record a provision for amounts deemed necessary to maintain an adequate allowance. Recoveries on receivables previously charged off were insignificant for the three and six month periods ended December 31, 2000 and 1999.

Earnings before minority interest, equity in net gain/loss of investees and provision for income taxes decreased 79.1% and 29.7% to $2.2 and $14.3 million for the three and six month periods ended December 31, 2000 compared to $10.6 and $20.3 million for the same periods ended December 31, 1999.

The provision for income taxes decreased 70.9% and 19.6% to $1.4 and $7.3 million from $4.8 and $9.1 million in comparing the three and six month periods ended December 31, 2000 to the same periods ended December 31, 1999. The decrease is primarily the result of the decrease in pre-tax earnings and a state tax adjustment related to the Corvis stock. The effective income tax rate for the six month period ended December 31, 2000 rose to 51.2% as a result of foreign withholding taxes (which are not impacted by the decrease in pretax earnings) and the inability to tax effect foreign losses.

Net earnings decreased 78.6% and 32.1% to $1.2 and $7.7 million from $5.8 and $11.4 million in comparing the three and six month periods ended December 31, 2000 to the same periods ended December 31, 1999. Diluted earnings per share decreased 76.3% and 32.0% to $0.09 and $0.51 from $0.38 and $0.75 when comparing the three and six month periods ended December 31, 2000 to December 31, 1999. The decrease in diluted earnings per share results mainly from the December 31, 2000 fair value adjustment of our Corvis warrants.

Business Segments

Equipment Financing

In our equipment financing business, net financed assets increased $38.4 million to $869.5 million at December 31, 2000 from $831.1 million at December 31, 1999. However, this segment's Net interest and other income decreased $0.9 million during the quarter ended December 31, 2000 compared to the same quarter of the prior year. The decrease was due to rising interest rates partially offset by an increase in other income. Net earnings for the three months ended December 31, 2000 and 1999 were $2.5 million. Although the earnings were about the same, the components were different. These components were a lower Net interest and other income, a higher gain on sale, an increase in selling, general and administrative ("SG&A") expenses and our inability to tax effect certain losses in foreign countries. Gain on sale increased $2.0 million due to a larger portfolio sale and market improvements. SG&A expenses increased $1.1 million due to higher compensation levels, legal costs related to the resolution of loan delinquencies, and the expansion and development of our international businesses. Our tax expense would have been $0.3 million lower if we were allowed to deduct losses of all foreign operations.

Net earnings for the six months ended December 31, 2000 were $2.9 million compared to $5.9 million for the same period of the prior year. The $3.0 million reduction in earnings resulted from increasing interest rates, increasing SG&A and a higher tax rate. SG&A expenses increased $2.7 million due to higher compensation levels, legal costs related to resolving loan delinquencies and costs incurred by expansion into new markets. The increased SG&A costs were offset by a higher initial direct cost offset in this segment due to higher loan sales. Initial direct cost offsets are only recognized in the equipment financing segment for loans sold.

Medical Receivables Financing

In our medical receivables financing business, net financed assets at December 31, 2000 were $252.1 million, an increase of $17.4 million over the amount at December 31, 1999. The average portfolio outstanding during the quarter, however, was almost the same as that of the prior year, resulting in level earnings for the three months ended December 31, 2000 when compared to the same period of the prior year.

The average portfolio for the six months ended December 31, 2000 was $24.0 million higher than the same period last year. This increase resulted in an additional $0.7 million in Net interest and other income for the six months ended December 31, 2000 when compared to the same period of the prior year. This increase was offset by higher expenses, resulting in an increase in net earnings of $0.6 million.

Corporate and all other

Net financed assets increased $14.2 million to $69.4 million as of December 31, 2000 from $55.2 million at December 31, 1999. Net interest and other income decreased $13.6 million when comparing the three months ended December 31, 2000 to the same period of the prior year. The revaluation of the Corvis warrants and loan repayment during the current quarter accounts for $5.4 million of this decrease (see Note 3). In addition, $6.9 million in income was generated during the three months ended December 31, 1999 from the sale of Cisco Systems stock. Gain on sale increased $1.5 million due to the recording of a servicing asset for a securitization completed during the quarter ended December 31, 2000. SG&A expenses decreased $0.8 million due to lower compensation costs, lower legal settlement costs and additional costs allocated to our equipment financing segment. Offsetting these decreases is additional rent expense during the current quarter. The provision for losses on receivables decreased $2.7 million reflecting management's review and assessment of possible losses on contract receivables.

For the six months ended December 31, 2000, Net interest and other income declined $2.1 million in comparison to the same period of the prior year. Decreasing spreads and lower other income for the financial advisory services group accounts for $1.2 million of this decline. Higher amortization of initial direct costs accounts for $0.8 million of the decrease. Net earnings for the six months ended December 31, 2000 decreased $1.2 million due to lower Net interest and other income and higher expenses. Offsetting this is an increase of $0.5 million in gain on sale during the current year due to the recording of a servicing asset during the three month period ended December 31, 2000. This amount is further offset by the recording of a provision for losses on recourse credit enhancements. SG&A expenses increased $1.2 million mostly due to higher compensation and employee benefit costs and increased rent for our new corporate headquarters. These increases are partially offset by additional SG&A allocations to our equipment financing segment.

Financial Condition

Total shareholders' equity increased $6.8 million to $222.2 million at December 31, 2000 from $215.4 million at June 30, 2000. The increase was primarily due to net earnings of $7.7 million, offset by cumulative foreign currency translation adjustments of $0.9 million and unrealized loss on derivative instruments designated as cash flow hedges of $0.8 million.

Liquidity and Capital Resources

Summary of Cash Flows

Our cash and cash equivalents at December 31, 2000 and December 31, 1999 were $6.4 million and $6.8 million, respectively. The following describes the changes in the items that had the most significant impact on our cash flow during the six months ended December 31, 2000 and 1999.

Our net cash used in operating activities for the six month period ended December 31, 2000 was $28.9 million compared to $14.6 million during the same period of the prior year. The increase in cash used when compared to the prior year can be attributed largely to the increase in restricted cash and cash equivalents of $33.0 million for the six month period ended December 31, 2000 compared to a $26.4 million increase for the same period of the prior year. In addition, there was a decrease in deferred income taxes of $6.2 million for the six months ended December 31, 2000.

Our net cash used in investing activities for the six month period ended December 31, 2000 was $58.5 million compared to $114.9 million during the same period of the prior year. The decrease in cash used when compared to the prior year is attributed mainly to the $48.8 million increase in notes collateralized by medical receivables during the six months ended December 31, 1999.

Our net cash provided by financing activities for the six month period ended December 31, 2000 was $87.5 million compared to $130.6 million in the prior year. Proceeds from long-term debt borrowings, net of repayments, were $80.3 million for the six month period ended December 31, 2000, compared to $132.5 million during the same period of the prior year.

Warehouse Facilities

At December 31, 2000 we had available an aggregate of $793.4 million under various warehouse facilities for medical equipment and medical receivables financing, consisting of $571.0 million available for domestic equipment contracts, $139.4 million for international contracts, and $83.0 million for medical receivables contracts.

Permanent Funding Methods

Through December 31, 2000, we have completed 27 securitizations for medical equipment and medical receivables financings totaling approximately $3.1 billion, consisting of public debt issues totaling $1.4 billion and private placements of debt and contract sales totaling $1.7 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

We have $230.0 million available under a facility with the option to sell to it certain equipment contracts. As of December 31, 2000, $127.6 million was sold to this facility. Our obligations under this facility include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

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

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 2000. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at December 31, 2000. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (US), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP) and Euro (EUR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $327.8 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date - Qtr Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005

Rate-Sensitive Assets:
Fixed rate receivables in installments (US)	$ 93,107	$ 57,522	$ 42,865	$ 32,628	$ 21,512	$ 17,636	$ 265,270	$ 261,113
Average interest rate	9.75%	9.71%	9.80%	9.74%	9.79%	9.47%	9.75%

Fixed rate receivables in installments (SGD)	$ 1,200	$ 589	$ 652	$ 722	$ 308	$ 173	$ 3,644	$ 3,569
Average interest rate	9.91%	10.05%	10.05%	10.05%	10.05%	8.36%	9.91%

Fixed rate receivables in installments (JPY)	$ 5,677	$ 3,342	$ 2,763	$ 1,291	$ 242	–	$ 13,315	$ 12,540
Average interest rate	5.72%	5.56%	6.06%	6.06%	6.75%	–	5.72%

Fixed rate receivables in installments (AUD)	$ 2,445	$ 93	$ 34	$ 30	$ 82	–	$ 2,684	$ 2,615
Average interest rate	10.40%	8.85%	9.05%	9.05%	8.80%	–	10.40%

Fixed rate receivables in installments (GBP)	$ 46	$ 57	$ 47	$ 5	–	–	$ 155	$ 155
Average interest rate	10.88%	10.88%	10.88%	10.88%	–	–	10.88%

Fixed rate receivables in installments (EUR)	$ 7,910	$ 5,246	$ 4,765	$ 4,941	$ 2,886	$ 1,926	$ 27,674	$ 26,622
Average interest rate	8.26%	8.37%	8.46%	8.46%	8.97%	9.38%	8.26%

Floating rate receivables in installments (US)	$ 57,189	$ 29,469	$ 22,345	$ 9,186	$ 1,802	$ 1,317	$ 121,308	$ 121,308
Average interest rate	9.47%	9.45%	9.84%	9.66%	9.80%	9.74%	9.47%

Floating rate notes collateralized by medical receivables (US)	$ 159,128	$ 75,097	$ 18,428	$ 7,703	–	–	$ 260,356	$ 260,356
Average interest rate	11.40%	11.15%	10.72%	10.98%	–	–	11.40%

Fixed rate recourse credit enhancements (US)	$ 10,104	$ 12,713	$ 11,862	$ 6,687	$ 4,148	$ 1,735	$ 47,249	$ 45,707
Average interest rate	6.85%	6.81%	6.87%	7.12%	7.11%	7.07%	6.85%

Totals	$ 336,806	$ 184,128	$ 103,761	$ 63,193	$ 30,980	$ 22,787	$ 741,655	$ 733,985

Average interest rate	10.30%	9.94%	9.48%	9.43%	9.33%	9.29%	9.97%

Derivatives Matched Against Assets:

Interest Rate Swaps
Pay variable rate swaps (US)	$ 5,000	–	–	–	–	–	$ 5,000	$ (12)
Weighted average pay rate	7.01%	–	–	–	–	–	7.01%
Weighted average receive rate	5.83%	–	–	–	–	–	5.83%

Pay fixed rate swaps (AUD)	$ 873	–	–	$ 1,753	$ 1,728	–	$ 4,354	$ (67)
Weighted average pay rate	5.56%	–	–	6.64%	6.42%	–	6.34%
Weighted average receive rate	6.42%	–	–	6.29%	6.29%	–	6.32%

Pay fixed rate swaps (EUR)	–	–	$ 5,423	$ 6,281	–	–	$ 11,704	$ (129)
Weighted average pay rate	–	–	5.09%	5.35%	–	–	5.23%
Weighted average receive rate	–	–	4.94%	5.02%	–	–	4.98%

Totals	$ 5,873		$ 5,423	$ 8,034	$ 1,728		$ 21,058	$ (208)

	Expected Maturity Date - Qtr Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005

Rate-Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (US)	$ 224,232	–	–	–	–	–	$ 224,232	$ 224,232
Average interest rate	8.44%	–	–	–	–	–	8.44%

Variable rate borrowings under warehouse facilities (AUD)	$ 8,365	–	–	–	–	–	$ 8,365	$ 8,365
Average interest rate	7.97%	–	–	–	–	–	7.97%

Variable rate borrowings under warehouse facilities (GBP)	$ 12,292	–	–	–	–	–	$ 12,292	$ 12,292
Average interest rate	8.18%	–	–	–	–	–	8.18%

Variable rate borrowings under warehouse facilities (JPY)	$ 23,495	–	–	–	–	–	$ 23,495	$ 23,495
Average interest rate	3.14%	–	–	–	–	–	3.14%

Variable rate borrowings under warehouse facilities (SGD)	$ 8,125	–	–	–	–	–	$ 8,125	$ 8,125
Average interest rate	5.39%	–	–	–	–	–	5.39%

Variable rate borrowings under warehouse facilities (EUR)	$ 36,518	–	–	–	–	–	$ 36,518	$ 36,518
Average interest rate	6.01%	–	–	–	–	–	6.01%

Fixed rate discounted receivables (US)	$ 100,324	$ 78,817	$ 55,635	$ 33,687	$ 13,493	$ 3,317	$ 285,273	$ 291,058
Average interest rate	7.03%	7.12%	7.25%	7.44%	7.43%	7.42%	7.03%

Variable rate discounted receivables (US)	$ 97,148	$ 14,760	$ 100,171	$ 8,683	$ 4,335	–	$ 225,097	$ 225,097
Average interest rate	7.96%	9.33%	7.81%	9.33%	9.33%	–	8.06%

Senior notes (US)	–	–	–	$ 155,000	–	–	$ 155,000	$ 139,500
Average interest rate	–	–	–	9.88%	–	–	9.88%

Other debt (US)	$ 14,460	$ 11,644	$ 6,450	$ 2,000	$ 25,000	–	$ 59,554	$ 59,414
Average interest rate	9.43%	9.58%	9.46%	8.34%	9.48%	–	9.45%

Other debt (GBP)	$ 1,629	$ 1,402	$ 1,327	$ 551	$ 453	$ 964	$ 6,326	$ 5,553
Average interest rate	7.90%	7.91%	7.98%	7.65%	7.74%	7.83%	7.88%

Convertible sub notes (US)	–	$ 13,750	–	–	–	–	$ 13,750	$ 22,133
Average interest rate	–	9.13%	–	–	–	–	9.13%

Totals	$ 526,588	$ 120,373	$ 163,583	$ 199,921	$ 43,281	$ 4,281	$ 1,058,027	$ 1,055,782

Average interest rate	7.64%	7.87%	7.69%	9.42%	8.81%	7.51%	8.02%

	Expected Maturity Date - Qtr Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005

Derivatives Matched Against Liabilities:

Interest Rate Swaps

Pay fixed rate swaps (US)	$ 23,317	–	–	$ 8,000	–	–	$ 31,317	$ (392)
Weighted average pay rate	7.19%	–	–	5.84%	–	–	6.85%
Weighted average receive rate	6.33%	–	–	6.76%	–	–	6.44%

Pay fixed rate swaps (JPY)	$ 3,230	–	–	–	–	–	$ 3,230	$ 1
Weighted average pay rate	0.47%	–	–	–	–	–	0.47%
Weighted average receive rate	0.87%	–	–	–	–	–	0.87%

Pay fixed rate swaps (EUR)	$ 9,427	–	–	–	–	–	$ 9,427	$ 15
Weighted average pay rate	4.35%	–	–	–	–	–	4.35%
Weighted average receive rate	4.91%	–	–	–	–	–	4.91%

Interest Rate Caps (US)	$ 40,000	–	–	–	–	–	$ 40,000	$ 17
Average strike rate	6.38%	–	–	–	–	–	6.38%
Average index rate	6.69%	–	–	–	–	–	6.69%

Totals	$ 75,974			$ 8,000			$ 83,974	$ (359)

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

	Expected Maturity Date - Qtr. Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004

Rate-Sensitive Assets:

Fixed rate receivables in installments (US)	$ 76,974	$ 62,516	$ 41,813	$ 28,257	$ 19,720	$ 18,455	$ 247,735	$ 237,691
Average interest rate	9.93%	9.96%	9.93%	10.00%	9.92%	9.77%	9.93%

Fixed rate receivables in installments (EUR)	$ 3,195	$ 4,008	$ 2,966	$ 2,293	$ 2,459	$ 3,351	$ 18,272	$ 16,754
Average interest rate	8.33%	8.78%	9.00%	9.39%	9.33%	9.41%	8.53%

Fixed rate receivables in installments (SGD)	$ 915	$ 448	$ 496	$ 547	$ 592	$ 153	$ 3,151	$ 3,003
Average interest rate	10.79%	10.79%	10.79%	10.72%	10.68%	10.68%	10.79%

Fixed rate receivables in installments (JPY)	$ 3,824	$ 1,496	$ 1,579	$ 1,668	$ 287	–	$ 8,854	$ 7,922
Average interest rate	5.64%	5.64%	5.64%	5.64%	5.44%	–	5.64%

Fixed rate receivables in installments (AUD)	$ 463	$ 351	$ 62	–	–	–	$ 876	$ 759
Average interest rate	9.32%	8.68%	8.71%	–	–	–	9.32%

Fixed rate receivables in installments (GBP)	$ 48	$ 55	$ 62	$ 51	$ 5	–	$ 221	$ 218
Average interest rate	11.00%	11.00%	10.88%	10.88%	10.88%	–	11.00%

Floating rate receivables in installments (US)	$ 52,747	$ 34,673	$ 21,641	$ 21,252	$ 5,989	$ 716	$ 137,018	$ 137,018
Average interest rate	8.57%	8.21%	7.78%	9.19%	8.40%	7.85%	8.40%

Floating rate notes collateralized by medical receivables (US)	$ 119,099	$ 112,032	$ 2,004	–	$ 5,958	–	$ 239,093	$ 239,093
Average interest rate	10.64%	10.79%	10.06%	–	9.96%	–	10.64%

Fixed rate recourse credit enhancements (US)	$ 10,719	$ 8,944	$ 9,859	$ 9,703	$ 3,785	$ 1,230	$ 44,240	$ 41,152
Average interest rate	6.76%	6.80%	6.75%	6.79%	7.15%	7.24%	6.82%

Totals	$ 267,984	$ 224,523	$ 80,482	$ 63,771	$ 38,795	$ 23,905	$ 699,460	$ 683,610

Average interest rate	9.77%	9.93%	8.85%	9.11%	9.36%	9.54%	9.59%

Derivatives Matched Against Assets:

Interest Rate Swaps

Pay variable rate swaps (US)	–	–	$ 5,000	–	–	–	$ 5,000	$ (60)
Weighted average pay rate	–	–	5.58%	–	–	–	5.58%
Weighted average receive rate	–	–	5.83%	–	–	–	5.83%

	Expected Maturity Date - Qtr. Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004

Rate-Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (US)	$ 240,485	–	–	–	–	–	$ 240,485	$ 240,485
Average interest rate	7.63%	–	–	–	–	–	7.63%

Variable rate borrowings under warehouse facilities (AUD)	$ 4,043	–	–	–	–	–	$ 4,043	$ 4,043
Average interest rate	7.63%	–	–	–	–	–	7.63%

Variable rate borrowings under warehouse facilities (EUR)	$ 15,032	–	–	–	–	–	$ 15,032	$ 15,032
Average interest rate	4.87%	–	–	–	–	–	4.87%

Variable rate borrowings under warehouse facilities (GBP)	–	$ 10,997	–	–	–	–	$ 10,997	$ 10,997
Average interest rate	–	7.23%	–	–	–	–	7.23%

Variable rate borrowings under warehouse facilities (JPY)	$ 11,169	–	–	–	–	–	$ 11,169	$ 11,169
Average interest rate	3.23%	–	–	–	–	–	3.23%

Variable rate borrowings under warehouse facilities (SGD)	$ 6,187	–	–	–	–	–	$ 6,187	$ 6,187
Average interest rate	5.20%	–	–	–	–	–	5.20%

Fixed rate discounted receivables (US)	$ 86,989	$ 60,914	$ 41,497	$ 24,934	$ 8,965	$ 2,193	$ 225,492	$ 224,519
Average interest rate	6.58%	6.60%	6.69%	6.82%	7.09%	7.33%	6.68%

Variable rate discounted receivables (US)	$ 7,750	$ 75,000	–	$ 88,000	–	–	$ 170,750	$ 170,750
Average interest rate	7.97%	6.61%	–	6.69%	–	–	6.71%

Senior notes (US)	–	–	–	–	$ 155,000	–	$ 155,000	$ 149,800
Average interest rate	–	–	–	–	9.88%	–	9.88%

Other debt (US)	$ 18,615	$ 9,870	$ 6,389	$ 5,250	$ 2,000	$ 25,000	$ 67,124	$ 67,068
Average interest rate	8.37%	8.73%	8.89%	8.90%	8.34%	8.78%	8.67%

Other debt (GBP)	$ 508	$ 727	$ 640	$ 421	–	–	$ 2,296	$ 2,240
Average interest rate	8.23%	8.23%	8.29%	8.91%	–	–	8.32%

Convertible subordinated notes (US)	–	–	$ 13,900	–	–	–	$ 13,900	$ 19,916
Average interest rate	–	–	9.13%	–	–	–	9.13%

Totals	$ 390,778	$ 157,508	$ 62,426	$ 118,605	$ 165,965	$ 27,193	$ 922,475	$ 922,206

Average interest rate	7.17%	6.79%	7.47%	6.82%	9.71%	8.66%	7.59%

	Expected Maturity Date - Qtr. Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004

Derivatives Matched Against Liabilities:

Interest Rate Swaps

Pay fixed rate swaps (US)	–	–	–	–	–	$ 10,000	$ 10,000	$ 228
Weighted average pay rate	–	–	–	–	–	5.84%	5.84%
Weighted average receive rate	–	–	–	–	–	5.96%	5.96%

Pay fixed rate swaps (AUD)	–	–	$ 1,679	–	–	–	$ 1,679	$ 14
Weighted average pay rate	–	–	5.56%	–	–	–	5.56%
Weighted average receive rate	–	–	5.36%	–	–	–	5.36%

Treasury Locks (US)	$ 125,000	–	–	–	–	–	$ 125,000	$ 868
Average strike rate	6.12%	–	–	–	–	–	6.12%
Average index rate	6.29%	–	–	–	–	–	6.29%

Totals	$ 125,000		$ 1,679			$ 10,000	$ 136,679	$ 1,110

Total rate-sensitive assets increased $42.2 million from the prior year. This increase is primarily due to additional medical receivables notes of $21.3 million and higher domestic equipment receivables of $17.5 million.

Total rate-sensitive liabilities increased $135.6 million from the prior year. This increase was primarily due to the completion of an $80.0 million international equipment securitization and additional warehouse facilities.

Changes in the overall derivative positions held at December 31, 2000 and 1999 reflect the changes in the Company's exposures in its financial contracts.

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 2000. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP) and Euro (EUR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $108.3 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date - Qtr Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005

Foreign Currency Sensitive Assets:

Fixed rate receivables in installments (SGD)	$ 1,200	$ 589	$ 652	$ 722	$ 308	$ 173	$ 3,644	$ 3,569
Average interest rate	9.91%	10.05%	10.05%	10.05%	10.05%	8.36%	9.91%

Fixed rate receivables in installments (JPY)	$ 5,677	$ 3,342	$ 2,763	$ 1,291	$ 242	–	$ 13,315	$ 12,540
Average interest rate	5.72%	5.56%	6.06%	6.06%	6.75%	–	5.72%

Fixed rate receivables in installments (AUD)	$ 2,445	$ 93	$ 34	$ 30	$ 82	–	$ 2,684	$ 2,615
Average interest rate	10.40%	8.85%	9.05%	9.05%	8.80%	–	10.40%

Fixed rate receivables in installments (GBP)	$ 46	$ 57	$ 47	$ 5	–	–	$ 155	$ 155
Average interest rate	10.88%	10.88%	10.88%	10.88%	–	–	10.88%

Fixed rate receivables in installments (EUR)	$ 7,910	$ 5,246	$ 4,765	$ 4,941	$ 2,886	$ 1,926	$ 27,674	$ 26,622
Average interest rate	8.26%	8.37%	8.46%	8.46%	8.97%	9.38%	8.26%

Totals	$ 17,278	$ 9,327	$ 8,261	$ 6,989	$ 3,518	$ 2,099	$ 47,472	$ 45,501

Average interest rate	7.85%	7.49%	7.80%	8.19%	8.91%	9.30%	7.80%

Derivatives Matched Against Assets:

Foreign Exchange Agreements

Receive US$ / Pay EUR	$ 9,427	–	–	–	–	–	$ 9,427	$ (596)
Avg. contractual exchange rate	0.88	–	–	–	–	–	0.88

	Expected Maturity Date - Qtr Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2001	2002	2003	2004	2005

Foreign Currency Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (AUD)	$ 8,365	–	–	–	–	–	$ 8,365	$ 8,365
Average interest rate	7.97%	–	–	–	–	–	7.97%

Variable rate borrowings under warehouse facilities (GBP)	$ 12,292	–	–	–	–	–	$ 12,292	$ 12,292
Average interest rate	8.18%	–	–	–	–	–	8.18%

Variable rate borrowings under warehouse facilities (JPY)	$ 23,495	–	–	–	–	–	$ 23,495	$ 23,495
Average interest rate	3.14%	–	–	–	–	–	3.14%

Variable rate borrowings under warehouse facilities (SGD)	$ 8,125	–	–	–	–	–	$ 8,125	$ 8,125
Average interest rate	5.39%	–	–	–	–	–	5.39%

Variable rate borrowings under warehouse facilities (EUR)	$ 36,518	–	–	–	–	–	$ 36,518	$ 36,518
Average interest rate	6.01%	–	–	–	–	–	6.01%

Other debt (GBP)	$ 1,629	$ 1,402	$ 1,327	$ 551	$ 453	$ 964	$ 6,326	$ 5,553
Average interest rate	7.90%	7.91%	7.98%	7.65%	7.74%	7.83%	7.88%

Totals	$ 90,424	$ 1,402	$ 1,327	$ 551	$ 453	$ 964	$ 95,121	$ 94,348

Average interest rate	5.72%	7.91%	7.98%	7.65%	7.74%	7.83%	5.83%

Comparison to Prior Year

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 1999. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Euro (EUR), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD) and British pounds (GBP), as indicated in parentheses. The table excludes investments in direct financing leases in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

Expected Maturity Date - Qtr. Ended December 31,						There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004

Foreign Currency Sensitive Assets:

Fixed rate receivables in installments (EUR)	$ 3,195	$ 4,008	$ 2,966	$ 2,293	$ 2,459	$ 3,351	$ 18,272	$ 16,754
Average interest rate	8.33%	8.78%	9.00%	9.39%	9.33%	9.41%	8.53%

Fixed rate receivables in installments (SGD)	$ 915	$ 448	$ 496	$ 547	$ 592	$ 153	$ 3,151	$ 3,003
Average interest rate	10.79%	10.79%	10.79%	10.72%	10.68%	10.68%	10.79%

Fixed rate receivables in installments (JPY)	$ 3,824	$ 1,496	$ 1,579	$ 1,668	$ 287	–	$ 8,854	$ 7,922
Average interest rate	5.64%	5.64%	5.64%	5.64%	5.44%	–	5.64%

Fixed rate receivables in installments (AUD)	$ 463	$ 351	$ 62	–	–	–	$ 876	$ 759
Average interest rate	9.32%	8.68%	8.71%	–	–	–	9.32%

Fixed rate receivables in installments (GBP)	$ 48	$ 55	$ 62	$ 51	$ 5	–	$ 221	$ 218
Average interest rate	11.00%	11.00%	10.88%	10.88%	10.88%	–	11.00%

Totals	$ 8,445	$ 6,358	$ 5,165	$ 4,559	$ 3,343	$ 3,504	$ 31,374	$ 28,656

Average interest rate	7.45%	8.19%	8.16%	8.19%	9.24%	9.47%	7.98%

Derivatives Matched Against Assets:

Foreign Exchange Agreements

Receive US$ / Pay EUR	$ 16,719	–	–	–	–	–	$ 16,719	$ 591
Avg. contractual exchange rate	1.05	–	–	–	–	–	1.05

Expected Maturity Date - Qtr. Ended December 31,
						There- after	Total	Fair Value
(in thousands of dollars)	2000	2001	2002	2003	2004

Foreign Currency Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (AUD)	$ 4,043	–	–	–	–	–	$ 4,043	$ 4,043
Average interest rate	7.63%	–	–	–	–	–	7.63%

Variable rate borrowings under warehouse facilities (EUR)	$ 15,032	–	–	–	–	–	$ 15,032	$ 15,032
Average interest rate	4.87%	–	–	–	–	–	4.87%

Variable rate borrowings under warehouse facilities (GBP)	–	$ 10,997	–	–	–	–	$ 10,997	$ 10,997
Average interest rate	–	7.23%	–	–	–	–	7.23%

Variable rate borrowings under warehouse facilities (JPY)	$ 11,169	–	–	–	–	–	$ 11,169	$ 11,169
Average interest rate	3.23%	–	–	–	–	–	3.23%

Variable rate borrowings under warehouse facilities (SGD)	$ 6,187	–	–	–	–	–	$ 6,187	$ 6,187
Average interest rate	5.20%	–	–	–	–	–	5.20%

Other debt (GBP)	$ 508	$ 727	$ 640	$ 421	–	–	$ 2,296	$ 2,240
Average interest rate	8.23%	8.23%	8.29%	8.91%	–	–	8.32%

Totals	$ 36,939	$ 11,724	$ 640	$ 421			$ 49,724	$ 49,668

Average interest rate	4.78%	7.29%	8.29%	8.91%			5.45%

Total foreign currency sensitive assets increased $16.1 million from the prior year due to the growth in our international portfolio.

Total foreign currency sensitive liabilities increased $45.4 million from the prior year due to new international borrowing facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders held on November 29, 2000 and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors of the Company and received the number of votes set opposite their respective names:

Name	For	Withheld
Gerald L. Cohn	10,582,673	64,185
John E. McHugh	10,583,173	63,685
Michael A. O'Hanlon	10,570,123	76,735
Nathan Shapiro	10,582,673	64,185
William S. Goldberg	10,582,973	63,885
Harry T. J. Roberts	10,329,510	317,348

2. A proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending June 30, 2001 received 10,635,223 votes FOR and 5,385 votes AGAINST, with 6,250 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DVI, INC.
(Registrant)

Date: February 13, 2001	By	/s/ MICHAEL A. O'HANLON
Michael A. O'Hanlon
President and Chief Executive Officer

Date: February 13, 2001	By	/s/ STEVEN R. GARFINKEL
Steven R. Garfinkel
Executive Vice President and Chief Financial Officer