Form 10-Q
period 2001-03-31
DVI INC
filed 2001-05-15
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

[_]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

Commission File Number 0-16271

DVI, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2722773

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 York Road Jamison, Pennsylvania	18929

(Address of principal executive offices)	(Zip Code)

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

Common stock, $.005 par value – 14,325,021 shares as of April 30, 2001.

DVI, INC. AND SUBSIDIARIES

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

(in thousands of dollars except share data)	March 31, 2001	June 30, 2000

	(Unaudited)

Cash and cash equivalents	$5,223	$6,353

Restricted cash and cash equivalents	102,116	73,691

Accounts receivable	31,155	36,818

Investments	25,545	10,116

Contract receivables:
Investment in direct financing leases and notes secured by equipment or medical receivables:
Receivables in installments	922,432	898,063
Receivables and notes - related parties	7,642	5,782
Recourse credit enhancements	56,389	43,222
Net notes collateralized by medical receivables	250,604	252,974
Residual valuation	54,675	40,271
Unearned income	(111,697)	(112,167)

Net investment in direct financing leases and notes secured
by equipment or medical receivables	1,180,045	1,128,145

Less: Allowance for losses on receivables	(15,364)	(14,307)

Net contract receivables	1,164,681	1,113,838

Equipment on operating leases
(net of accumulated depreciation of $10,430 and $9,155, respectively)	27,579	29,385

Repossessed assets	13,400	18,624

Furniture and fixtures
(net of accumulated depreciation of $6,513 and $5,261, respectively)	5,220	4,670

Goodwill, net	9,083	9,649

Other assets	33,953	30,640

Total assets	$1,417,955	$1,333,784

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders’ Equity

(in thousands of dollars except share data)	March 31, 2001	June 30, 2000

	(Unaudited)

Accounts payable	$57,591	$64,036

Accrued expenses and other liabilities	27,515	24,749

Borrowings under warehouse facilities	356,179	306,610

Long-term debt:
Discounted receivables (primarily limited recourse)	474,547	424,759
9 7 / 8 % Senior notes due 2004	155,000	155,000
Other debt	64,712	71,168
Convertible subordinated notes	13,750	13,900

Total long-term debt	708,009	664,827

Deferred income taxes	43,453	50,414

Total liabilities	1,192,747	1,110,636

Commitments and contingencies (Note 6)

Minority interest in consolidated subsidiaries	6,697	7,785

Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares;
outstanding 14,325,021 and 14,222,974 shares, respectively	72	71
Additional capital	136,606	135,346
Retained earnings	95,174	82,497
Accumulated other comprehensive loss	(13,341)	(2,551)

Total shareholders’ equity	218,511	215,363

Total liabilities and shareholders’ equity	$1,417,955	$1,333,784

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

(in thousands of dollars except share data)	2001	2000	2001	2000

Finance and other income:
Amortization of finance income	$29,823	$27,710	$90,843	$78,393
Corvis deferred loan fees	-	-	7,579	-
Other income	3,470	8,892	8,156	26,313

Total finance and other income	33,293	36,602	106,578	104,706
Interest expense	23,989	20,779	72,055	58,014

Net interest and other income	9,304	15,823	34,523	46,692
Net gain on sale of financing transactions	10,274	6,873	24,690	21,015
Gain on revaluation of Corvis warrants	-	-	2,012	-

Net operating income	19,578	22,696	61,225	67,707

Selling, general and administrative expenses	9,658	10,570	32,063	28,917
Provision for losses on receivables	708	1,215	5,699	7,607

Earnings before minority interest, equity in net loss
of investees, and provision for income taxes	9,212	10,911	23,463	31,183

Minority interest in net loss of consolidated subsidiaries	223	4	1,014	183
Equity in net loss of investees	(11)	-	(27)	-
Provision for income taxes	4,472	4,908	11,773	13,985

Net earnings	$4,952	$6,007	$12,677	$17,381

Net earnings per share:

Basic	$0.35	$0.42	$0.89	$1.22

Diluted	$0.33	$0.39	$0.84	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

(in thousands of dollars except share data)			Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock $.005 Par Value

	Shares	Amount

Balances at June 30, 1999	14,168,608	$71	$134,610	$59,055	$(2,089)	$191,647

Net earnings				23,442		23,442
Unrealized loss on available-for-sale
securities (net of deferred taxes
of $70)					(105)	(105)
Currency translation adjustment					(357)	(357)

Comprehensive income						22,980
Issuance of common stock upon
exercise of stock options and
warrants	54,366		690			690
Non-employee stock option grants			46			46

Balances at June 30, 2000	14,222,974	71	135,346	82,497	(2,551)	215,363

Net earnings				12,677		12,677
Unrealized loss on available-for-sale
securities (net of deferred taxes
of $4,263)					(7,894)	(7,894)
Unrealized loss on derivative instru-
ments designated as cash
flow hedges (net of deferred
taxes of $798)					(1,194)	(1,194)
Currency translation adjustment					(1,702)	(1,702)

Comprehensive income						1,887
Issuance of common stock upon
exercise of stock options and
warrants	87,897	1	1,049			1,050
Non-employee stock option grants			61			61
Conversion of subordinated notes	14,150		150			150

Balances at March 31, 2001	14,325,021	$72	$136,606	$95,174	$(13,341)	$218,511

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,

(in thousands of dollars)	2001	2000

Cash flows from operating activities:
Net earnings	$12,677	$17,381

Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in net loss of investees	27	-
Depreciation and amortization	20,874	15,823
Provision for losses on receivables	5,699	7,607
Net gain on sale of financing transactions	(24,690)	(21,015)
Gain on disposition of furniture and fixtures	(5)	-
Loss on disposition of investments	249	-
Minority interest in net loss of consolidated subsidiaries	(1,014)	(183)
Unrealized gain on investments	(1,892)	(4,008)
Cumulative translation adjustments	(1,702)	(870)
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(28,425)	(29,436)
Accounts receivable	5,663	381
Other assets	(14,724)	(32,302)
Increases (decreases) in:
Accounts payable	10,278	9,905
Accrued expenses and other liabilities	1,571	(3,194)
Deferred income taxes	(2,698)	-

Total adjustments	(30,789)	(57,292)

Net cash used in operating activities	(18,112)	(39,911)

Cash flows from investing activities:
Acquisition of business (net of cash received)	(391)	(2,995)
Receivables originated or purchased	(602,691)	(549,601)
Portfolio receipts net of amounts included in income and proceeds
from sale of financing transactions	525,050	515,801
Net decrease (increase) in notes collateralized by medical receivables	2,370	(50,197)
Investment in common and preferred stock of investees	-	(705)
Cash received from sale of investments in investees	544	-
Furniture and fixtures additions	(1,851)	(692)

Net cash used in investing activities	(76,969)	(88,389)

Cash flows from financing activities:
Exercise of stock options and warrants	1,050	561
Borrowings under warehouse facilities, net of repayments	49,569	33,284
Borrowings under long-term debt	152,901	241,250
Repayments on long-term debt	(109,569)	(142,825)

Net cash provided by financing activities	93,951	132,270

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (concluded)

	Nine Months Ended March 31,
(in thousands of dollars)	2001	2000

Net increase (decrease) in cash and cash equivalents	$(1,130)	$3,970
Cash and cash equivalents, beginning of period	6,353	5,695

Cash and cash equivalents, end of period	$5,223	$9,665

Cash paid during the period for:

Interest	$67,492	$54,763

Income taxes, net of refunds	$2,214	$2,952

Supplemental disclosures of noncash transactions:

During the nine month period ended March 31, 2000, $14.9 million was reclassified from contract receivables to repossessed assets.

During the six month period ended December 31, 2000, $15.0 million related to Corvis was reclassified from contract receivables to Investments due to the required accounting treatment under SFAS 133. In addition, $5.5 million was also reclassified from contract receivables to Investments to reflect the value of preferred shares received for repayment of a promissory note.

During the six month period ended December 31, 2000, $150,000 of Convertible subordinated notes were converted into common stock.

During the three month period ended March 31, 2001, $5.5 million was reclassified from contract receivables to Investments to reflect the value of common stock received for repayment of a contract. Also, DVI financed the purchase of a repossessed center and reclassified $5.2 million to contract receivables from repossessed assets.

For the nine months ended March 31, 2001, the net decrease in market value of available-for-sale securities was $12.2 million. The deferred income tax effect related to this decrease was $4.3 million.

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of March 31, 2001 and June 30, 2000, the consolidated statements of operations for the three and nine month periods ended March 31, 2001 and 2000, the consolidated statements of shareholders’ equity for the period from June 30, 1999 through March 31, 2001, and the consolidated statements of cash flows for the nine month periods ended March 31, 2001 and 2000. The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2001.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three and nine month periods ended March 31, 2001.

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

Our equipment loans are structured and permanently funded on a fixed-rate basis, but we use line-of-credit “warehouse” facilities until the permanent funding is obtained. Since funds borrowed through these warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise and increase our borrowing costs. We manage this exposure through interest rate swaps or interest rate caps whereby we effectively change the variable borrowing cost to a fixed borrowing cost. These types of hedges are considered cash flow hedges.

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

At March 31, 2001, we held the following derivative positions to manage our interest rate risk:

(in thousands of dollars)	Notional Amount	Fair Value

Cash Flow Hedges:
Options	$40,000.0	$-
Interest rate swaps	72,781.2	(1,258.2)

Fair Value Hedges:
Interest rate swaps	$14,046.8	$(280.3)

In the next twelve months, we are forecasting to complete two domestic equipment securitizations. When these securitizations are completed, the fair value adjustments in Other comprehensive income will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale. If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate. If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate. When the forecasted securitizations close, we currently expect $151,200 in fair value adjustments to be reclassified from Other comprehensive income into earnings.

The maximum length of time that we are hedging the exposure of our future cash flows for forecasted transactions is through May 2, 2005.

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

At March 31, 2001, we held the following derivative positions to manage our foreign currency exposure:

(in thousands of dollars)	Notional Amount	Fair Value

Net Investment in Foreign Operations Hedges:
Foreign currency denominated forward rate agreements	$8,767.0	$477.5

There were $572,450 in gains in cumulative translation adjustments for the three months ended March 31, 2001 and $898,273 in gains in cumulative translation adjustments for the nine months ended March 31, 2001.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the projected change in the value of the hedged item and the projected change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable. High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness as defined by SFAS 133 is recognized in the income statement. When options are used for hedging, the time value of the option is excluded from this effectiveness assessment. For the nine months ended March 31, 2001, there was a decline in fair value of $170,752 due to hedge ineffectiveness on cash flow hedges. This decrease was recognized in Other income.

Accumulated Derivative Loss

The following table summarizes activity in Other comprehensive income related to derivatives classified as cash flow hedges that we held for the three months ended March 31, 2001:

(in thousands of dollars, net of deferred taxes)

Beginning balance, January 1, 2001	$(783)
Losses reclassified into earnings	79
Change in fair value of derivatives	(490)

Accumulated derivative loss included in Other comprehensive
income as of March 31, 2001	$(1,194)

Note 3. Corvis Corporation Warrants

Beginning in July 1999, we made certain loans to Corvis Corporation (Nasdaq: CORV) for which we received warrants to acquire an aggregate of 737,900 shares of Corvis common stock at a price of $0.76 per share. There was a 180-day lock-up on the exercise of these warrants that prohibited us from selling or otherwise disposing of them before January 24, 2001. This provision affected the warrants’ liquidity, and as a result the warrants were accorded a lower value than similar securities without such a transferability restriction. The fair market value of the warrants was adjusted using a value determined by an independent professional appraiser to reflect the price at which the warrants would have changed hands between willing buyers and sellers subject to the lock-up provision. We recognized the value of the warrants to be $15.0 million, classified as deferred loan fees. This amount was scheduled to be amortized into income over the life of the underlying loans. Upon the early repayment of the loan in November 2000, the remaining unamortized loan fees were recognized as income.

On July 1, 2000 we adopted SFAS 133, which classified the warrants as derivatives and required them to be recorded in our financial statements at fair value. At September 30, 2000 the increase in the warrant’s fair market value was $15.0 million reflecting the consummation of Corvis’ initial public offering and the subsequent active trading of the stock. This adjustment to the warrants’ carrying value to reflect fair value was recorded in income. The total estimated fair value of $30.0 million for the warrants at that date was included on our balance sheet under Investments. At December 31, 2000, the estimated fair value adjustment resulted in a $13.0 million decrease in the value of the warrants to $17.0 million. This $13.0 million charge was partially offset by $7.6 million in deferred loan fee income resulting from Corvis’ full repayment of their loan during the quarter.

Effective January 1, 2001, DVI elected to convert the warrants to common stock and hold the shares as an available-for-sale investment in which future adjustments will be made to equity with no immediate impact on earnings. After executing a cashless exercise on January 24, 2001, DVI received 714,453 shares of Corvis common stock.

At March 31, 2001, the quarterly market value adjustment resulted in a $12.0 million decrease in the value of the common stock to $5.0 million.

Note 4. Allowance for Losses on Receivables

The following is an analysis of the allowance for losses on receivables:

	Nine Months Ended March 31,

(in thousands of dollars)	2001	2000

Balance, beginning of period	$14,307	$12,279
Provision for losses on receivables	5,699	7,607
Provision for losses on recourse credit enhancements	1,847	-
Net charge-offs	(6,489)	(5,709)

Balance, end of period	$15,364	$14,177

Note 5. Other Assets

The following represents a summary of the major components of other assets:

(in thousands of dollars)	March 31, 2001	June 30, 2000

Unamortized debt issuance costs	$14,283	$12,613
Servicing assets	8,128	6,262
Prepaid expenses	5,661	6,096
Miscellaneous	5,881	5,669

Total other assets	$33,953	$30,640

Note 6. Commitments and Contingencies

In December 2000, a former employee of the Company filed an action in the Circuit Court of Cook County, Illinois (the Company subsequently had the case removed to the U.S. District Court for the Northern District of Illinois) arising out of the Company’s purchase of a partnership interest in and assets of Third Coast Capital (“TCC”), the Company’s venture leasing division, in 1998. The plaintiff alleges that his decision to sell his interest in TCC and accept employment with the Company was based on his reliance on a number of promises allegedly made by the Company, including the Company’s ability and willingness to fund the venture business in the future. The complaint alleges that these promises were false when made and represented a scheme to facilitate the Company’s misappropriation and conversion of TCC’s worth, alleged to be $25.0 million. The complaint alleges, among other things, fraud and breach of contract and seeks various remedies. The litigation is in the motion and discovery phase.

The Company believes the lawsuit is without merit and will vigorously defend against it. The Company believes it will prevail in this matter and, accordingly, no contingent loss provision has been recorded.

Note 7. Reconciliation of Earnings per Share Calculation

	Three Months Ended March 31,		Nine Months Ended March 31,

(in thousands except per share data)	2001	2000	2001	2000

Basic

Income available to common shareholders	$4,952	$6,007	$12,677	$17,381
Average common shares	14,316	14,219	14,272	14,205
Basic earnings per common share	$0.35	$0.42	$0.89	$1.22

Diluted

Income available to common shareholders	$4,952	$6,007	$12,677	$17,381
Effect of dilutive securities:
Convertible debentures	182	184	549	552

Diluted income available to common shareholders	$5,134	$6,191	$13,226	$17,933

Average common shares	14,316	14,219	14,272	14,205
Effect of dilutive securities, net:
Convertible debentures	1,297	1,311	1,302	1,311
Options	148	201	204	196
Warrants (1)	-	9	4	9

Diluted average common shares	15,761	15,740	15,782	15,721

Diluted earnings per common share	$0.33	$0.39	$0.84	$1.14

(1) During the quarter ended December 31, 2000, all outstanding warrants have been exercised.

Note 8. Segment Reporting

We have determined the following reportable segments based on the types of our financings:
  Equipment financing, which includes:
    Sophisticated medical equipment financing directly to U.S. and international end users,
    Medical equipment contracts acquired from originators that generally do not have access to cost-effective permanent funding and
    “Small ticket” equipment financing.
  Medical receivables financing, which includes:
    Medical receivable lines of credit issued to a wide variety of healthcare providers and
    Software tracking of medical receivables.
  Corporate and all other, which includes:
    Interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to our customers operating in the long-term care, assisted care and specialized hospital markets;
    Asset-backed financing (including lease lines of credit) to emerging growth companies and
    Miscellaneous financial advisory services, corporate income and overhead allocations.

The following information reconciles our reportable segment information to consolidated totals:

	Three Months Ended March 31, 2001

(in thousands of dollars)	Finance and Other Income (1)	Interest Expense	Net Earnings

Equipment financing	$24,723	$18,065	$2,517
Medical receivables financing	8,194	5,047	717
Corporate and all other	376	877	1,718

Consolidated total	$33,293	$23,989	$4,952

	Nine Months Ended March 31, 2001

(in thousands of dollars)	Finance and Other Income (1)	Interest Expense	Net Earnings	Net Financed Assets

Equipment financing	$72,727	$53,558	$5,336	$903,373
Medical receivables financing	24,908	15,574	2,218	247,062
Corporate and all other	10,955	2,923	5,123	57,189

Consolidated total	$108,590	$72,055	$12,677	$1,207,624

(1) Includes the gain/loss on revaluation of Corvis warrants.

	Three Months Ended March 31, 2000

(in thousands of dollars)	Finance and Other Income	Interest Expense	Net Earnings

Equipment financing	$24,287	$14,819	$4,132
Medical receivables financing	8,408	5,300	835
Corporate and all other	3,907	660	1,040

Consolidated total	$36,602	$20,779	$6,007

	Nine Months Ended March 31, 2000

(in thousands of dollars)	Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets

Equipment financing	$65,763	$41,651	$9,458	$829,753
Medical receivables financing	22,893	14,343	1,778	235,739
Corporate and all other	16,050	2,020	6,145	50,310

Consolidated total	$104,706	$58,014	$17,381	$1,115,802

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

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for the three and nine month periods ended and as of March 31, 2001 and 2000 by geographic area are as follows:

	Three Mos. Ended March 31, 2001	Nine Months Ended March 31, 2001

(in thousands of dollars)	Finance and Other Income	Finance and Other Income	Net Financed Assets

United States	$24,784	$83,317	$915,913
International	8,509	25,273	291,711

Total	$33,293	$108,590	$1,207,624

	Three Mos. Ended March 31, 2001	Nine Months Ended March 31, 2001

(in thousands of dollars)	Finance and Other Income	Finance and Other Income	Net Financed Assets

United States	$28,637	$85,062	$836,703
International	7,965	19,644	279,099

Total	$36,602	$104,706	$1,115,802

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for the three and nine month periods ended March 31, 2001 and 2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total equipment financing contracts originated and acquired were $228.3 and $611.1 million for the three and nine month periods ended March 31, 2001 compared with $180.4 and $586.4 million for the three and nine month periods ended March 31, 2000, representing increases of 26.6% and 4.2%. Included in origination for the nine month period ended March 31, 2000 was $22.5 million in contracts acquired through our joint venture in Singapore. In addition, our origination for the three and nine months ended March 31, 2000 included $7.4 and $46.1 million in new business from DVI Capital, our wholesale leasing business division. The operations of this division were closed in March 2000.

Net financed assets totaled $1.2 billion at March 31, 2001, an increase of $50.1 million or 4.3% from the total as of June 30, 2000. Not included in net financed assets were the contracts sold but still serviced by us, which increased to $1.0 billion as of March 31, 2001 compared to $877.7 million as of June 30, 2000, an increase of 14.7%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.2 billion as of March 31, 2001, representing an 8.3% increase over the total as of June 30, 2000.

During the three and nine month periods ended March 31, 2001, new line of credit commitments in our medical receivables financing business were $31.8 and $88.8 million compared with $30.6 and $71.5 million for the same periods of the prior fiscal year, representing increases of 3.9% and 24.2%. Net medical receivables funded at March 31, 2001 totaled $250.6 million, a decrease of $2.4 million or 0.9% from the total as of June 30, 2000.

Total finance and other income decreased 9.0% and increased 1.8% to $33.3 and $106.6 million for the three and nine month periods ended March 31, 2001 from $36.6 and $104.7 million for the three and nine month periods ended March 31, 2000.

  Amortization of finance income was $29.8 and $90.8 million for the three and nine month periods ended March 31, 2001 compared to $27.7 and $78.4 million for the three and nine month periods ended March 31, 2000. Based on average net financed assets of $1.2 billion for both years, the annualized yield for the nine months ended March 31, 2001 was 9.6% compared to 9.1% for the same period of the prior year.
  Corvis deferred loan fees of $7.6 million were recognized for the three months ended December 31, 2000 resulting from Corvis’ full repayment of their loan in November 2000.
  Other income decreased 61.0% and 69.0% to $3.5 and $8.2 million for the three and nine month periods ended March 31, 2001 as compared to $8.9 and $26.3 million in the comparable prior year periods. Recurring sources of Other income consist primarily of servicing fees, late charges, medical receivables fees and contract fees and penalties. Other income for the three and nine months ended March 31, 2000 included $5.0 and $15.6 million related to the sale of shares of Cisco Systems stock, income from investment advisory services and additional late fees.

Interest expense was $24.0 and $72.1 million for the three and nine month periods ended March 31, 2001 compared to $20.8 and $58.0 million for the three and nine month periods ended March 31, 2000. This 24.2% increase in interest expense for the nine months is mainly attributed to higher volumes of debt outstanding and higher cost of funds. The average annualized yield on interest-bearing debt for the nine months ended March 31, 2001 increased to 8.8% from 8.3% when compared to the same period of the prior year.

The net gain on sale of financing transactions increased 49.5% to $10.3 million for the three month period ended March 31, 2001 compared to $6.9 million for the three month period ended March 31, 2000, representing 8.5% and 6.3% of the $120.7 and $109.0 million in contracts sold during those periods. The net gain on sale of financing transactions increased 17.5% to $24.7 million for the nine month period ended March 31, 2001 compared to $21.0 million for the nine month period ended March 31, 2000, representing 7.2% and 7.0% of the $341.6 and $298.2 million in contracts sold during those periods. The increase in gains during this period is due to additional loans sold and improvements in securitization market conditions.

Selling, general and administrative expenses decreased 8.6% and increased 10.9% to $9.7 and $32.1 million for the three and nine month periods ended March 31, 2001 from $10.6 and $28.9 million for the same periods of the prior fiscal year. The increase is related primarily to higher compensation expense, legal costs related to the resolution of loan delinquencies, and the expansion and development of our international businesses.

The allowance for losses on receivables was $15.4 million at March 31, 2001, or 0.71% of our managed portfolio, compared to $14.3 million at June 30, 2000, or 0.72% of the managed portfolio at that time. We made provisions for losses on receivables for the three and nine month periods ended March 31, 2001 of $0.7 and $5.7 million, compared to $1.2 and $7.6 million for the same periods ended March 31, 2000. In addition, we provided for our estimates of losses on recourse credit enhancements for the three and nine month periods ended March 31, 2001 of $0.5 and $1.8 million. On a quarterly basis, we evaluate the collectibility of our receivables and record a provision for amounts deemed necessary to maintain an adequate allowance. Recoveries on receivables previously charged off were $0.5 and $1.1 million for the three and nine month periods ended March 31, 2001.

Earnings before minority interest, equity in net loss of investees and provision for income taxes decreased 15.6% and 24.8% to $9.2 and $23.5 million for the three and nine month periods ended March 31, 2001 compared to $10.9 and $31.2 million for the same periods ended March 31, 2000.

The provision for income taxes decreased 8.9% and 15.8% to $4.5 and $11.8 million from $4.9 and $14.0 million in comparing the three and nine month periods ended March 31, 2001 to the same periods ended March 31, 2000. The effective income tax rate for the nine month period ended March 31, 2001 was 50.2%. This high effective tax rate, compared to the U.S. statutory rate of 35.0%, is the result of foreign withholding taxes (which are not impacted by the decrease in pretax earnings), and the inability to tax effect foreign losses.

The deferred income tax balance decreased a net $7.0 million from June 30, 2000 as a result of equity adjustments for unrealized losses, adjustments to deferred items and temporary differences forecasted for Fiscal year 2001.

Net earnings decreased 17.6% and 27.1% to $5.0 and $12.7 million from $6.0 and $17.4 million in comparing the three and nine month periods ended March 31, 2001 to the same periods ended March 31, 2000. Diluted earnings per share decreased 15.4% and 26.3% to $0.33 and $0.84 from $0.39 and $1.14 when comparing the three and nine month periods ended March 31, 2001 to March 31, 2000. The decrease in diluted earnings per share for the nine months ended March 31, 2001 results mainly from the December 31, 2000 fair value adjustment of our Corvis warrants.

Business Segments

Equipment Financing

In our equipment financing business, net financed assets increased $73.6 million to $903.4 million at March 31, 2001 from $829.8 million as of March 31, 2000. Net finance and other income increased $0.4 million during the quarter ended March 31, 2001 compared to the same quarter in the prior year due to an increase in net financed assets offset by lower late fees and miscellaneous fees. Interest expense increased $3.2 million when comparing the two quarters due to an increase in net financed assets and higher costs for the international securitizations. Net earnings, for the quarter ended March 31, 2001 were $2.5 million compared to $4.1 million in the same quarter for the prior year. The $1.6 million decrease resulted from increases in net finance income, other income and gain on sale of financing transactions, offset by increases in interest expense, provision for losses on receivables and selling, general and administrative (“SG&A”) expenses. Increases in SG&A were attributed to higher compensation costs, increased collection costs related to the resolution of loan delinquencies, and the development of our international businesses.

Net earnings for the nine months ended March 31, 2001 were $5.3 million compared to $9.4 million for the same period of the prior year. The $4.1 million reduction in earnings resulted from higher interntional securitization costs, and an increase in interest-bearing liabilities reflecting greater advances on the Company's assets, carrying assets previously funded by equipment vendors, and the proceeds raised through securitization for additional cash collateral and the purchase of future contracts. SG&A costs increased $4.2 million due to International expansion and collection costs related to the resolution of loan delinquencies.

Medical Receivables Financing

In our medical receivable financing business, net financed assets at March 31, 2001 were $247.1 million, an increase of $11.4 million over the amount at March 31, 2000. For the three months ended March 31, 2001, average net financed assets increased $11.2 million whereas net finance and other income decreased $0.2 million due to an increase in suspended assets and a declining prime rate which affects the variable-rate portfolio. Interest expense decreased $0.3 million resulting from a decline in borrowings. Increased staffing levels and collection costs related to resolving receivable delinquencies caused SG&A to rise by $0.5 million in the quarter ended March 31, 2001 when compared to March 31, 2000.

Net earnings increased $0.4 million for the nine months ended March 31, 2001 compared to the same period of the prior year. The $13.0 million increase in this segment’s average net financed assets for the nine months generated an increase in net operating income and a decrease in the segment's provision for losses on receivables. This was offset by additional SG&A costs for the nine month period ended March 31, 2001. The increased SG&A costs were related to increased staffing levels and collection costs related to resolving receivable delinquencies.

Corporate and all other

Net financed assets increased $6.9 million to $57.2 million as of March 31, 2001 from $50.3 million at March 31, 2000. This was the result of increased origination and capitalized initial direct costs. Net finance income remained constant when comparing the quarters, since the increase in interest income was offset by amortization of initial direct costs. Other income decreased $3.5 million due to an advisory fee earned during the three month period ended March 31, 2000. Higher interest expense of $0.2 million resulted from higher net financed assets. Net earnings increased $0.7 million to $1.7 million for the quarter ended March 31, 2001 from $1.0 million for the same quarter in the prior year. This increase was the result of an increase in capitalized initial direct costs due to higher total origination (thereby lowering net SG&A expense) and a decrease in the provision for losses on receivables. The provision improved due to a decline in the ratio of allowance for losses on receivables to net financed assets of 10 basis points. There was also an increase in the gain on sale of financing transactions due to a change in the segment classification of a servicer asset.

For the nine months ended March 31, 2001 net earnings decreased $1.0 million. The main components of this decrease were increased amortization of initial direct costs, lower advisory fee income, lower warrant income and higher SG&A expenses. The increases in SG&A costs were higher compensation and increased building costs, goodwill amortization, and management fee expense offset by lower legal settlement costs.

Financial Condition

Total shareholders’ equity increased $3.1 million to $218.5 million at March 31, 2001 from $215.4 million at June 30, 2000. The increase was primarily due to net earnings of $12.7 million and an additional $1.1 million from the exercise of stock options and warrants. These increases were offset by unrealized losses on available-for-sale securities of $7.9 million, cumulative foreign currency translation adjustments of $1.7 million and unrealized losses on derivative instruments designated as cash flow hedges of $1.2 million.

At March 31, 2001 we had available an aggregate of $785.4 million under various warehouse credit facilities for medical equipment and medical receivables financing, consisting of $564.8 million available for domestic equipment contracts, $137.6 million for international contracts, and $83.0 million for medical receivables contracts.

Permanent Funding Methods

Through March 31, 2001, we have completed 27 securitizations for medical equipment and medical receivables financings totaling approximately $3.1 billion, consisting of public debt issues totaling $1.4 billion and private placements of debt and contract sales totaling $1.7 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

We have $255.0 million available under a credit facility with the option to sell to it certain equipment contracts. As of March 31, 2001, $248.5 million was sold to this facility. Our obligations under this facility include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

We believe that our present warehouse and permanent funding sources are sufficient to fund our current needs for our equipment and medical receivables financing businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to two primary types of market risk: interest rate risk and foreign currency exchange risk. We actively manage both of these risks.

Interest Rate Risk

The majority of our assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of our assets and liabilities exposes us to interest rate risk when interest rates fluctuate. For example, our equipment loans are structured and permanently funded on a fixed-rate basis, but we use line-of-credit “warehouse” facilities until the permanent matched funding is obtained. Since funds borrowed through warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise and increase our borrowing costs. In addition, when we originate equipment loans, we base our pricing in part on the spread we expect to achieve between the interest rate we charge our equipment loan customers and the effective interest cost we will pay when we permanently fund those loans. Increases in interest rates that increase our permanent funding costs between the time the loans are originated and the time they are permanently funded could narrow, eliminate or even reverse this spread. In addition, changes in interest rates affect the fair market value of fixed rate assets and liabilities. In a rising interest rate environment, fixed rate assets lose market value whereas fixed rate liabilities gain market value and vice versa.

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

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by SFAS 133, is recognized in the income statement.

There can be no assurance that our hedging strategies or techniques will be effective, that our profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at March 31, 2001. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at March 31, 2001. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (US), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR) and South African Rand (ZAR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $222.9 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Quarter Ended March 31,
						There-		Fair
(in thousands of dollars)	2002	2003	2004	2005	2006	after	Total	Value

Rate-Sensitive Assets:

Fixed rate receivables in
installments (US)	$83,891	$56,425	$46,127	$35,180	$23,090	$15,524	$260,237	$259,804
Average interest rate	9.75%	9.85%	9.91%	9.84%	9.83%	9.73%	9.75%

Fixed rate receivables in
installments (SGD)	$1,122	$583	$646	$710	$157	$127	$3,345	$3,338
Average interest rate	9.97%	10.04%	10.04%	10.04%	9.76%	8.36%	9.97%

Fixed rate receivables in
installments (JPY)	$7,791	$3,607	$2,981	$1,405	$393	-	$16,177	$15,419
Average interest rate	6.13%	6.13%	6.11%	6.54%	6.19%	-	6.13%

Fixed rate receivables in
installments (AUD)	$1,462	$37	$26	$26	$60	-	$1,611	$1,593
Average interest rate	10.22%	9.08%	9.07%	9.07%	8.80%	-	10.22%

Fixed rate receivables in
installments (GBP)	$45	$56	$35	-	-	-	$136	$137
Average interest rate	10.88%	10.88%	10.88%	-	-	-	10.88%

Fixed rate receivables in
installments (EUR)	$6,313	$4,687	$4,503	$4,463	$2,823	$1,229	$24,018	$23,348
Average interest rate	8.08%	8.16%	8.22%	8.31%	8.41%	9.40%	8.08%

Floating rate receivables in
installments (US)	$54,049	$23,463	$24,022	$9,937	$4,259	$753	$116,483	$116,483
Average interest rate	8.68%	8.31%	9.35%	9.17%	8.57%	8.02%	8.68%

Floating rate notes collateralized by
medical receivables (US)	$144,466	$88,666	$16,534	$6,549	-	-	$256,215	$256,215
Average interest rate	9.90%	9.77%	9.21%	9.50%	-	-	9.90%

Fixed rate recourse credit
enhancements (US)	$12,633	$15,640	$12,996	$8,613	$4,907	$1,600	$56,389	$54,907
Average interest rate	6.86%	6.82%	6.91%	7.07%	7.03%	7.04%	6.86%

Totals	$311,772	$193,164	$107,870	$66,883	$35,689	$19,233	$734,611	$731,244

Average interest rate	9.40%	9.27%	9.14%	9.18%	9.14%	9.41%	9.28%

Derivatives Matched Against Assets:

Interest Rate Swaps
Pay variable rate swaps (US)	$5,000	-	-	-	-	-	$5,000	$(6)
Weighted average pay rate	6.05%	-	-	-	-	-	6.05%
Weighted average receive rate	5.83%	-	-	-	-	-	5.83%

Pay fixed rate swaps (AUD)	$646	-	-	$1,439	$1,456	-	$3,541	$(97)
Weighted average pay rate	5.56%	-	-	6.64%	6.42%	-	6.35%
Weighted average receive rate	5.67%	-	-	5.35%	5.34%	-	5.40%

Pay fixed rate swaps (EUR)	-	-	$4,962	$5,544	-	-	$10,506	$(183)
Weighted average pay rate	-	-	5.09%	5.35%	-	-	5.22%
Weighted average receive rate	-	-	4.78%	4.83%	-	-	4.81%

Totals	$5,646		$4,962	$6,983	$1,456		$19,047	$(286)

	Expected Maturity Date – Quarter Ended March 31,
						There-		Fair
(in thousands of dollars)	2002	2003	2004	2005	2006	after	Total	Value

Rate-Sensitive Liabilities:

Variable rate borrowings under
warehouse facilities (US)	$264,897	-	-	-	-	-	$264,897	$264,897
Average interest rate	6.96%	-	-	-	-	-	6.96%

Variable rate borrowings under
warehouse facilities (AUD)	$9,820	-	-	-	-	-	$9,820	$9,820
Average interest rate	6.84%	-	-	-	-	-	6.84%

Variable rate borrowings under
warehouse facilities (GBP)	$11,049	-	-	-	-	-	$11,049	$11,049
Average interest rate	7.94%	-	-	-	-	-	7.94%

Variable rate borrowings under
warehouse facilities (JPY)	$24,828	-	-	-	-	-	$24,828	$24,828
Average interest rate	2.87%	-	-	-	-	-	2.87%

Variable rate borrowings under
warehouse facilities (SGD)	$6,970	-	-	-	-	-	$6,970	$6,970
Average interest rate	4.89%	-	-	-	-	-	4.89%

Variable rate borrowings under
warehouse facilities (EUR)	$37,156	-	-	-	-	-	$37,156	$37,156
Average interest rate	5.93%	-	-	-	-	-	5.93%

Variable rate borrowings under
warehouse facilities (ZAR)	$1,460	-	-	-	-	-	$1,460	$1,460
Average interest rate	15.00%	-	-	-	-	-	15.00%

Fixed rate discounted
receivables (US)	$92,122	$71,875	$49,963	$28,478	$9,661	$1,997	$254,096	$260,452
Average interest rate	7.05%	7.15%	7.28%	7.46%	7.40%	7.40%	7.05%

Variable rate discounted
receivables (US)	$96,183	$14,788	$99,912	$7,986	$1,580	$-	$220,449	$220,449
Average interest rate	6.62%	8.65%	6.54%	8.65%	8.65%	-	6.81%

Senior notes (US)	-	-	$155,000	-	-	-	$155,000	$139,500
Average interest rate	-	-	9.88%	-	-	-	9.88%

Other debt (US)	$13,173	$11,346	$6,450	$2,000	25,000	-	57,969	$57,872
Average interest rate	9.43%	9.62%	9.46%	8.34%	9.48%	-	9.45%

Other debt (GBP)	$1,728	$1,741	$1,145	$749	$522	$859	6,744	$5,835
Average interest rate	8.20%	8.38%	8.18%	8.23%	8.20%	7.97%	8.22%

Convertible sub notes (US)	-	$13,750	-	-	-	-	$13,750	$20,002
Average interest rate	-	9.13%	-	-	-	-	9.13%

Totals	$559,386	$113,500	$312,470	$39,213	$36,763	$2,856	$1,064,188	$1,060,290

Average interest rate	6.74%	7.85%	8.38%	7.76%	8.88%	7.57%	7.42%

	Expected Maturity Date – Quarter Ended March 31,
						There- after		Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006		Total

Derivatives Matched Against Liabilities:

Interest Rate Swaps

Pay fixed rate swaps (US)	$48,089	-	-	$8,000	-	-	$56,089	$(1,251)
Weighted average pay rate	6.35%	-	-	5.84%	-	-	6.28%
Weighted average receive rate	5.30%	-	-	6.76%	-	-	5.51%

Pay fixed rate swaps (JPY)	$2,925	-	-	-	-	-	$2,925	$(4)
Weighted average pay rate	0.47%	-	-	-	-	-	0.47%
Weighted average receive rate	0.16%	-	-	-	-	-	0.16%

Pay fixed rate swaps (EUR)	$8,767	-	-	-	-	-	$8,767	$3
Weighted average pay rate	4.35%	-	-	-	-	-	4.35%
Weighted average receive rate	4.77%	-	-	-	-	-	4.77%

Interest Rate Caps (US)	$40,000	-	-	-	-	-	$40,000	$-
Average strike rate	6.38%	-	-	-	-	-	6.38%
Average index rate	5.01%	-	-	-	-	-	5.01%

Totals	$99,781			$8,000			$107,781	$(1,252)

Total rate-sensitive assets increased $25.9 million from the total at June 30, 2000. This increase is primarily due to higher domestic equipment receivables of $19.8 million.

Total rate-sensitive liabilities increased $93.3 million from the total at June 30, 2000. This increase was primarily due to the completion of an $80.0 million international equipment securitization and additional warehouse facilities.

Changes in the overall derivative positions held at March 31, 2001 compared to those held at June 30, 2000 reflect the changes in the Company’s exposures in its financial contracts.

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at March 31, 2001. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR) and South African Rand (ZAR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $118.9 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Quarter Ended March 31,
						There-		Fair
(in thousands of dollars)	2002	2003	2004	2005	2006	after	Total	Value

Foreign Currency Sensitive Assets:

Fixed rate receivables in
installments (SGD)	$1,122	$583	$646	$710	$157	$127	$3,345	$3,338
Average interest rate	9.97%	10.04%	10.04%	10.04%	9.76%	8.36%	9.97%

Fixed rate receivables in
installments (JPY)	$7,791	$3,607	$2,981	$1,405	$393	-	$16,177	$15,419
Average interest rate	6.13%	6.13%	6.11%	6.54%	6.19%	-	6.13%

Fixed rate receivables in
installments (AUD)	$1,462	$37	$26	$26	$60	-	$1,611	$1,593
Average interest rate	10.22%	9.08%	9.07%	9.07%	8.80%	-	10.22%

Fixed rate receivables in
installments (GBP)	$45	$56	$35	-	-	-	$136	$137
Average interest rate	10.88%	10.88%	10.88%	-	-	-	10.88%

Fixed rate receivables in
installments (EUR)	$6,313	$4,687	$4,503	$4,463	$2,823	$1,229	$24,018	$23,348
Average interest rate	8.08%	8.16%	8.22%	8.31%	8.41%	9.40%	8.08%

Totals	$16,733	$8,970	$8,191	$6,604	$3,433	$1,356	$45,287	$43,835

Average interest rate	7.49%	7.49%	7.61%	8.12%	8.22%	9.30%	7.61%

Derivatives Matched Against Assets:

Foreign Exchange Agreements

Receive USD / Pay EUR	$8,767	-	-	-	-	-	$8,767	$477
Avg. contractual exchange rate	0.93	-	-	-	-	-	0.93

	Expected Maturity Date – Quarter Ended March 31,
						There-after		Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006		Total

Foreign Currency Sensitive Liabilities:

Variable rate borrowings under
warehouse facilities (AUD)	$9,820	-	-	-	-	-	$9,820	$9,820
Average interest rate	6.84%	-	-	-	-	-	6.84%

Variable rate borrowings under
warehouse facilities (GBP)	$11,049	-	-	-	-	-	$11,049	$11,049
Average interest rate	7.94%	-	-	-	-	-	7.94%

Variable rate borrowings under
warehouse facilities (JPY)	$24,828	-	-	-	-	-	$24,828	$24,828
Average interest rate	2.87%	-	-	-	-	-	2.87%

Variable rate borrowings under
warehouse facilities (SGD)	$6,970	-	-	-	-	-	$6,970	$6,970
Average interest rate	4.89%	-	-	-	-	-	4.89%

Variable rate borrowings under
warehouse facilities (EUR)	$37,156	-	-	-	-	-	$37,156	$37,156
Average interest rate	5.93%	-	-	-	-	-	5.93%

Variable rate borrowings under
warehouse facilities (ZAR)	$1,460	-	-	-	-	-	$1,460	$1,460
Average interest rate	15.00%	-	-	-	-	-	15.00%

Other debt (GBP)	$1,728	$1,741	$1,145	$749	$522	$859	$6,744	$5,835
Average interest rate	8.20%	8.38%	8.18%	8.23%	8.20%	7.97%	8.22%

Totals	$93,011	$1,741	$1,145	$749	$522	$859	$98,027	$97,118

Average interest rate	5.55%	8.38%	8.18%	8.23%	8.20%	7.97%	5.69%

Total foreign currency sensitive liabilities increased $22.3 million from the total at June 30, 2000 due to new international borrowing facilities.

The derivative positions held at March 31, 2001 and June 30, 2000 are forward sales of currencies to hedge foreign currency denominated assets funded on a short-term basis with U.S. dollars.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Any statements contained in this Form 10-Q that are not historical facts are forward-looking statements. Such statements are based upon many important factors that may be outside the Company’s control, causing actual results to differ materially from those suggested. Such factors include, but are not limited to, changes (legislative and regulatory) in the healthcare industry, demand for our services, pricing, market acceptance, the effect of economic conditions, litigation, competitive products and services, corporate financing arrangements, the ability to complete transactions, and other risks identified in our filings with the Securities and Exchange Commission.

PART II – OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DVI, INC.

(Registrant)

Date:	May 14, 2001	By	/s/ MICHAEL A. O’HANLON
Michael A. O’Hanlon
President and Chief Executive Officer

Date:	May 14, 2001	By	/s/ STEVEN R. GARFINKEL
Steven R. Garfinkel
Executive Vice President and Chief Financial Officer