Form 10-K405
period 2001-06-30
DVI INC
filed 2001-09-07
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001 or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

Commission File Number 0-16271

DVI, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2722773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 York Road Jamison, Pennsylvania	18929
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (215) 488-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $.005 per share	New York Stock Exchange, Inc.

9 7 /8 % Senior Notes due 2004	New York Stock Exchange, Inc.

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
Yes  ☒     No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes  ☒     No  ☐

        The aggregate market value of the registrant's Common Stock (its only voting stock) held by nonaffiliates of the registrant as of July 31, 2001 was approximately $207,443,371 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on that date. (Reference is made to Page 16 herein for a statement of the assumptions upon which this calculation is based.)

        As of July 31, 2001, the registrant had 14,337,104 shares of Common Stock outstanding.

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

Overview

We are an independent specialty finance company that provides asset-backed financing to healthcare service providers. Our core businesses are medical equipment finance and medical receivables finance. We provide these services principally in the U.S., Latin America, Europe, the United Kingdom, South Africa, Asia, Japan and Australia. We also provide asset-backed financing for emerging growth companies. As of June 30, 2001, our total assets and shareholders' equity were $1.5 billion and $222.2 million, respectively.

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

Significant growth in the level of healthcare expenditures worldwide;
Dramatic efforts by governmental and market forces to reduce healthcare delivery costs and increase efficiency;
Favorable demographic and public policy trends worldwide;
Growth, consolidation and restructuring of healthcare service providers and
Advances in medical technologies that have increased the demand for healthcare services and the need for sophisticated medical diagnostic and treatment equipment.

As a result of these trends, our business has grown substantially. From June 30, 1995 to June 30, 2001, our managed net financed assets portfolio increased 359% to approximately $2.3 billion from $494.9 million, representing an annual compound growth rate of 28.9%.

Medical Equipment Finance

Our medical equipment finance business, which had net financed assets of $940.5 million and total revenues of $97.0 million as of June 30, 2001, operates by:

Providing financing directly to end users of diagnostic imaging and other sophisticated medical equipment;
Providing financing directly to end users of lower-cost medical devices and
Providing domestic and international finance programs for vendors of diagnostic and other sophisticated medical equipment.

Our typical equipment contracts for diagnostic, patient treatment and other sophisticated medical equipment (originated both domestically and internationally) range from $200,000 to $3.0 million while equipment contracts for lower cost medical devices range from $5,000 to $200,000. Most of our equipment contracts are structured so that the full cost of the equipment and all financing costs are repaid during the financing term, which is typically five years. Because most of our equipment contracts are structured as notes secured by equipment or as direct financing leases with a bargain purchase option, our exposure to residual asset value is limited. Our residual asset value was $62.2 million at June 30, 2001.

For accounting purposes, we classify the equipment contracts we originate as:

Notes secured by equipment,
Direct financing leases or
Operating leases.

Generally, in transactions where notes are secured by equipment and in direct financing leases, the obligor has substantially all of the benefits and risks of ownership of the equipment. Operating leases provide for the rental of the asset. The different classifications can result in accounting treatments that provide substantially different income and costs during the contract term. Direct financing leases and notes secured by equipment are reflected on our balance sheet as "investment in direct financing leases and notes secured by equipment or medical receivables". For statement of operations purposes, those transactions result in amortization of finance income over the contract term in the amounts computed using the interest method.

We enter into two types of direct financing lease transactions, which are referred to as "conditional sales agreements" and "fair market value transactions". Conditional sales agreements and notes secured by equipment represent those transactions in which we retain no residual interest in the underlying equipment. Fair market value transactions are those transactions in which we do retain a residual interest in the equipment. We record this residual interest on our books as an estimate of the financed equipment's projected fair market value at the end of the transaction term. At the inception of notes secured by equipment and direct financing lease fixed payment transactions, "unearned income" represents the amount by which the gross transaction receivables and the estimated residual value (on fair market value transactions) exceed equipment cost. At the inception of notes secured by equipment and direct financing lease variable rate transactions, the beginning receivable balance is equal to the equipment cost only. Variable rate contracts have scheduled principal payments and variable interest payments that are calculated and accrued monthly on the remaining principal balance. The accrued interest receivable on variable rate contracts is reflected on the balance sheet under accounts receivable.

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

In transactions that we permanently fund through securitization or other structured finance transactions which we treat as debt, income is deferred and recognized using the interest method over the respective term of the contracts. If an obligor under a contract defaults, we may not receive all or a portion of the unamortized income associated with the transaction.

For those securitizations that are treated as sales, we retain the obligation to service the individual contracts although they are removed from our balance sheet at the time of sale. We are compensated for these services under contractual terms, which include our receipt of a servicing fee, late charges, and ancillary revenue that we believe would more than adequately compensate a substitute servicer. Generally accepted accounting principles ("GAAP") requires us to recognize as a servicing asset the excess of that compensation received over amounts that would otherwise be paid to an independent third party to perform this specific type of servicing. The amount of unamortized servicing assets recorded at June 30, 2001 was $8.8 million.

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

In recent years, we have significantly expanded our international business in which we finance the purchase of diagnostic imaging and other sophisticated medical equipment by private clinics, diagnostic centers and hospitals. Our international business is focused on providing finance programs for equipment manufacturers doing business in Latin America, Europe, the United Kingdom, South Africa, Asia and Australia. We believe our presence in these regions enhances our relationships with certain medical equipment manufacturers and permits us to capitalize on the growing international markets for medical equipment financing. We view continued expansion of our relationships with medical equipment vendors and manufacturers as an integral component of our growth strategy, and we intend to continue our expansion of international medical equipment finance activities. At June 30, 2001, our portfolio of international equipment contracts was $316.8 million.

Medical Receivables Finance

Our medical receivables financing business, which had net financed assets of $248.4 million and total revenues of $33.9 million as of June 30, 2001, generally consists of providing loans to healthcare providers that are secured by their receivables. Substantially all of these lines of credit are collateralized by third party medical receivables due from Medicare, Medicaid, HMOs, PPOs, commercial insurance companies, self-insured corporations, and, to a limited extent, other healthcare service providers. At times, we may use additional types of collateral to secure these loans. We generally advance 70% to 85% of our estimate of the net collectible value of the eligible receivables from third party payors. Clients continue to bill and collect the accounts receivable, subject to lockbox collection and sweep arrangements established for our benefit. The interest and fee income generated from these loans are recognized over the terms of the lines of credit, which are typically one to three years, and are recorded as amortization of finance income and other income. We conduct due diligence on our potential medical receivables clients for all financings and follow underwriting and credit policies in providing financing to customers. Our credit risk is mitigated by our security interest in the customer's eligible and ineligible receivables and by the customer's additional collateral, where applicable. Our medical receivables loans are structured as floating rate lines of credit. These lines of credit typically range in size from $1.0 million to $15.0 million; however, in certain circumstances commitments ranging from $20.0 million to $40.0 million are also provided.

Medical receivables financing is readily available for many hospitals and for physicians seeking relatively small amounts of funding. However, for outpatient healthcare providers seeking funding in excess of $1.0 million, the principal sources of financing generally are limited to specialty finance companies or factoring companies that purchase receivables at a discount. We believe the principal reasons for the lack of financing in these areas historically have been the uncertainty of the value of the receivables, the lack of permanent funding vehicles and the potential for fraud due to the difficulty of verifying the performance of healthcare services. More recently, interest in providing financing for this sector has increased as a result of improved understanding of the expected reimbursement levels for healthcare services and the availability of historical performance data on which to base credit decisions. Our strategy in medical receivables financing is to differentiate ourselves from many of our competitors by offering loans secured by medical receivables. We believe that loans secured by medical receivables are often more attractive to borrowers that generate high-quality medical receivables because those borrowers find that our financing services cost less than receivables factoring.

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

Income Classifications

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

We classify income under the categories of:

"Amortization of finance income", which consists primarily of the interest component of scheduled payments on notes secured by equipment, medical receivables and direct financing leases (calculated using the interest method whereby the income is reported at a level rate of return on the net investments over the contract term);

"Corvis deferred loan fees", which are treated as an adjustment of yield in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91;

"Other income", which consists primarily of medical receivables fees, late fees, net service fee income, contract fees and penalties, income realized from customer warrants not related to current lending activities, and consulting and advisory fees (see Item 8, Note 9 for a summary of other income) and

"Net gain on sale of financing transactions", in which gains are recognized when we permanently fund transactions through off-balance sheet securitizations or other contract sales.

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

Generating additional financing opportunities with equipment manufacturers and their customers in domestic and international markets. We view continued expansion of our relationships with medical equipment manufacturers as an integral component of our growth strategy. We intend, to the extent appropriate in pursuit of that objective, to continue to expand our medical equipment finance activities outside the U.S. We have formed international joint ventures or established branch offices or subsidiaries in Latin America, Europe, the United Kingdom, South Africa, Asia and

Australia that provide medical equipment financing in these regions to strengthen our relationships with certain manufacturers of medical equipment and to capitalize on the growing international markets for medical equipment financing. We believe that by helping manufacturers finance their customers' equipment purchases outside the U.S., we will encourage those manufacturers to increase the financing opportunities they refer to us within the U.S.

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

Acquiring specialty businesses. Growth through acquisitions of specialty businesses that fit within our existing operations and long-term business strategy will allow us to expand into other segments of the healthcare industry. During the last three years, we acquired a provider of asset-backed financing for emerging growth companies, a "small ticket" medical equipment financing business and a custom software design firm that provides software and services to the healthcare industry. We have integrated these activities with our financing services offered to the healthcare industry. Through these acquisitions, we intend to significantly expand our presence in new markets.

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

Our target market for the medical receivables lines of credit we originate includes "middle market" healthcare companies and providers with annual revenues between $10.0 and $150.0 million. By definition, this sector of the marketplace precludes both start-up healthcare companies as well as extremely mature or rated medical organizations that can obtain traditional bank financing. This sector has been one that most traditional financing sources have avoided due to the payor complexity and specialization required. "Middle market" companies and providers that comprise our target market include the following:

Specialty outpatient clinics, including imaging centers, surgery centers, oncology centers, and medical laboratories;
Hospitals, including acute care and sub-acute facilities, and community and specialty hospitals;
Health service companies, including home healthcare, nursing homes, skilled nursing, physical and occupational therapy, pharmacy, infusion, and specialty treatment centers and
Medical practitioners, including medical groups, individual physicians with large practices and management service organizations.

Our sales and sales management staff consists of 85 healthcare finance specialists located in various parts of the world. These individuals generally have a finance and/or medical equipment background. We typically locate sales personnel in geographic areas where they have knowledge of the local market. We believe that sales personnel who understand local economic and political trends are a valuable component of our credit underwriting process.

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
Provide financial statements, corporate resolutions and the appropriate purchase documents;
Provide personal guarantees under certain circumstances;
Provide proof of medical license and
Meet the credit report score requirements of independent scoring services.

DVI SPG has imposed other requirements in certain circumstances and may consider an obligor's medical specialty in evaluating creditworthiness. DVI SPG may allow exceptions to the foregoing requirements as warranted, in which case the approval of two credit officers is required.

Credit Experience

The following table sets forth certain information with respect to delinquencies for our contracts for the periods indicated:

	As of June 30,
(in millions of dollars)	2001		2000		1999
	$	%(2)	$	%(2)	$	%(2)

Managed net financed assets	2,273.2	—	1,992.0	—	1,661.8	—
Delinquencies (1)
31 - 60 days	13.0	0.6	13.6	0.7	14.9	0.9
61 - 90 days	21.3	0.9	14.7	0.7	8.8	0.5
91+ days	83.6	3.7	87.3	4.4	59.1	3.6
Total delinquencies	117.9	5.2	115.6	5.8	82.8	5.0

(1)	Under the relevant agreements, our obligors generally are considered in default if payment on a contract has not been received when due. Information presented does not include obligations that are overdue by less than 30 days.
(2)	Delinquencies as a percentage of managed net financed assets. Delinquencies reflect the remaining outstanding balance on delinquent contracts.

The 39.6% increase in fiscal year 2000 delinquencies to $115.6 million is the result of the 19.9% growth in managed net financed assets at June 30, 2000, a $3.6 million bankruptcy of a borrower of Third Coast Capital (which was subsequently cleared by the bankruptcy court and rewritten as a new contract), a $6.5 million loan to an assisted living facility that was later restructured, a $4.9 million loan to a psychiatric hospital in California that was secured by all assets including real estate and $3.7 million of additional delinquencies at DVI Capital, which was discontinued in March 2000.

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

The following table sets forth information with respect to losses for our contracts for the periods indicated:

	Year Ended June 30,
(in thousands of dollars)	2001	2000	1999

Net charge-offs	$9,534	$7,449	$5,345
Average net financed assets	1,254,759	1,157,560	916,528
Average managed net financed assets	2,090,093	1,868,630	1,437,597
Net charge-offs as a percentage of average net financed assets	0.76%	0.64%	0.58%
Net charge-offs as a percentage of average managed net financed assets	0.46%	0.40%	0.37%

Net charge-offs during fiscal 2001 increased $2.1 million over the prior year. Likewise, net charge-offs during fiscal 2000 increased $2.1 million over the net charge-offs in fiscal 1999. Receivable contracts are charged off when a loss is considered probable and all reasonable remedies have been pursued. Charge-offs by business segment are summarized below for the periods indicated:

	Year Ended June 30,
(in thousands of dollars)	2001	2000	1999

Equipment finance	$7,344	$7,357	$5,345
Medical receivables financing	—	92	—
Corporate and all other	2,190	—	—

Total	$9,534	$7,449	$5,345

The 2001 net charge-offs in corporate and all other relate to asset-backed financing to four customers in emerging growth industries. Net charge-offs during fiscal 1999 include a bankruptcy filing by Allegheny Health Education and Research Foundation in the amount of $2.0 million. Small-ticket medical equipment financing charge-offs totaled $1.1 million.

The allowance for losses on receivables (the "allowance") is available to absorb our current estimates of credit losses for impaired receivables in our managed portfolio. Each month we compile information on the performance of our portfolio to assess the adequacy of the allowance on a loan-by-loan basis. We begin our review with an identification of all loans for which specific impairment evaluation is deemed necessary. Based on this review, we perform detailed analyses for specific obligors that are greater than 90 days delinquent to evaluate discrete factors adversely affecting their ability to comply with the terms of their agreements with us. Our loan-by-loan analyses begin with a review of the fair value of the underlying collateral and the financial strength of the guarantors. We then consider other factors, which include, but are not limited to: our legal options to enforce management changes based on contractual provisions, the financial condition and economic outlook of each obligor, the observable market price of the underlying receivables and the projected future cash flows of the obligor. This information is then evaluated in the context of general economic and political conditions in order to form conclusions as to the need for a specific allowance for each receivable included in our review. Based on the conclusions of those analyses, we make provisions for losses at the end of each fiscal quarter in amounts deemed necessary to maintain an adequate allowance for each identified impaired receivable. As these assessments are often influenced by factors outside our control, there is uncertainty inherent in them, making it possible that they could change in the near term. We believe the allowance is adequate to provide for losses on impaired receivables in the portfolio as of the balance sheet date. See Item 8, Note 4 for an analysis of the allowance for losses on receivables for each of the past three years.

The Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 102 expresses views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. We believe that the adoption of SAB 102 will not have an effect as we currently comply with its provisions.

Our historical levels of allowances and delinquencies are not necessarily predictive of future losses. Various factors, including changes in the way our customers are paid for their services, other developments in the healthcare industry, increasing international activity, general economic conditions, and new technological developments affecting the resale value of equipment we finance, could cause our losses and delinquency rates to be different than those experienced historically.

Capital Resources and Funding

We obtain initial funding for most of our equipment contracts through interim "warehouse" facilities provided by banks and other financial institutions. Contracts made under these facilities are repaid when we permanently fund our equipment contracts through securitization or other limited-recourse permanent funding programs, including sales. Typically, equipment contracts are held for 30 to 180 days before they are permanently funded.

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

The Company's strong growth in contract origination and net financed assets has required substantial amounts of external funding. Through our operating subsidiaries, we finance our equipment and medical receivables on an interim basis with secured credit facilities provided by banks and other financial institutions. These warehouse facilities are refinanced using asset securitizations, contract sales and other structured finance techniques that permanently fund most of our equipment and medical receivables contracts. Permanently funded equipment and medical receivables are funded through the life of the respective assets. These permanent financings require us to invest additional capital to fund reserve accounts or to meet the overcollateralization required in the securitizations and sales of our contracts.

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

We periodically manage the demands on our capital by placing loans with other financial institutions when the circumstances and economics make such placements attractive for us. Placement of contracts can take place through the sale of contracts we already own, or we can earn a brokerage fee by finding financing for our customers before the transaction has been consummated.

Warehouse Facilities

At June 30, 2001, we had an aggregate of $495.5 million available for both domestic and international equipment contract financing under various warehouse facilities of which we had borrowed an aggregate of $297.2 million. These facilities are provided by a syndicate of banks that participate in a revolving credit arrangement, by several banks lending directly to our international business and by investment banking firms that we use for securitizations. The contracts made under these bank warehouse facilities bear interest at floating rates and are full recourse obligations of the Company. Borrowings made under the domestic facilities typically are repaid with the proceeds of advances made under securitization facilities. Those advances in turn are typically repaid with proceeds from permanent fundings. Contracts funded under securitization facilities cease to be eligible collateral if they are not securitized within a specified period. The amount advanced under the securitization facilities is 92% of the discounted value of the pledged receivables. If we were unable to arrange continued access to acceptable warehouse financing, we would have to curtail our contract origination, which in turn would have a material adverse effect on our financial condition and operations. See Item 8, Note 8 for a summary of our warehouse availability at June 30, 2001.

Medical Receivables Financing

We fund our medical receivables financing business through various sources. We have established a revolving credit agreement with a syndicate of banks that is used to warehouse medical receivables contracts up to $80.0 million. We also have an additional warehouse facility of $3.0 million available through another bank. We had $43.0 million outstanding under these facilities at June 30, 2001. See Item 8, Note 8 for a summary of our warehouse availability at June 30, 2001.

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

Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated tranche of each individual transaction or an insurance policy. Typically, our securitizations are enhanced through subordinated tranches and cash collateral. In the equipment securitizations we have sponsored to date, we have been effectively required to furnish credit enhancement equal to the difference between the total discounted cash flows of the securitization pool and the net proceeds we receive in such a securitization. In the medical receivables securitizations we have sponsored to date, we have furnished credit enhancement through subordinated tranches, corporate guarantees and cash collateral. The majority of the credit enhancements is recorded as subordinated interests of the present value of the discounted cash flows and is repaid from their share of those future cash flows. Income from the subordinated interests is recognized over the life of the securitized receivables using the effective yield method. These credit enhancements are classified as held-to-maturity debt securities that are evaluated for potential impairment on a quarterly basis.

The requirement to provide this credit enhancement reduces our liquidity and requires us to obtain additional capital periodically. There can be no assurance that we will be able to obtain additional capital in the future.

For accounting purposes, our securitizations are treated as either financings (on-balance sheet transactions) or sales (off-balance sheet transactions). In an on-balance sheet transaction, the contracts being securitized remain on our balance sheet as an asset for their originally contracted term and the proceeds raised are accounted for as discounted receivables in which no gain or loss is recognized. In a transfer classified as a sale, we remove the contracts from our balance sheet and recognize a gain or loss on the sale of these contracts. The previously recorded amounts are allocated between the assets sold and any retained interests, in this case recourse credit enhancements and servicing assets, based on the relative fair values on the date of transfer. Quoted market prices are generally not available for the retained interests that we record. We estimate fair value based on the present value of expected cash flows using management's best estimate of the key assumptions, which are credit losses and discount rates commensurate with the risks involved. We believe that such assumptions are consistent with those that would be used by other market participants in determining fair value. The net proceeds received are adjusted on our balance sheet by recording the fair value of recourse credit enhancements and servicing assets. Recourse credit enhancements and servicing assets are reviewed quarterly for impairment by analyzing the current adequacy of the key assumptions and by reassessing the anticipated cash flows resulting from the retained interests.

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

The securitization of our equipment contracts are often structured as sales and resulted in gains totaling $37.1 million, $25.7 million and $29.8 million for years ended June 30, 2001, 2000 and 1999, respectively. We find distinct advantages to this structure over the on-balance sheet structure that does not result in a gain and, subject to the continuing availability of the sale structure, intend to use it in future years. The principal advantage of this structure is that it accelerates the recognition of revenue that would otherwise be recognized over the term of the underlying contracts. This acceleration of revenue, in turn, increases our capital base, which increases the amount of funds that we can borrow. The greater borrowing capacity can be used to acquire greater amounts of earning assets, which promotes our growth and profitability.

If, for any reason, we were to become unable to access the securitization market to permanently fund our equipment and medical receivables contracts, the consequences would be materially adverse. Our ability to complete securitizations and other structured finance transactions depends upon a number of factors, including:

The general conditions in the credit markets,
The size and liquidity of the market for the types of receivable-backed securities we issue or place in securitizations and
The overall financial performance of our contract portfolio.

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

Requiring us to make certain payments under our warehouse facilities,
Requiring us to make payments to the extent of our remaining credit enhancement position under our permanent equipment and other funding arrangements,
The loss of the cash or other collateral pledged as credit enhancement or
The loss of any remaining interest we may have kept in the underlying equipment.

During the period of time that occurs between a contract's initial funding and its funding on a permanent basis, we are exposed to full recourse liability in case of default by the borrower. While we have typically been able to permanently fund our equipment and other contracts, we may not be able to permanently fund many of the contracts in our international portfolio. We are pursuing various funding opportunities, such as planning for additional securitizations for portions of the Latin America portfolio, identifying new banks for coverage via our insurance policy at Exporters Insurance Company, Ltd., entering into new loans with the Inter-American Development Bank and acquiring additional credit lines at several Latin American banks. Consequently, we may be subject to credit risk for a longer period. In some cases, this risk will extend over the life of the contracts. In addition, the terms of securitizations and other types of structured finance transactions generally require us to replace or repurchase equipment and other contracts in the event they fail to conform to the representations and warranties made by us, even in transactions otherwise designated as non-recourse or limited recourse.

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

At June 30, 2000, we held $150.0 million of transfer and convertibility risk insurance. In February 2001, this coverage was reduced to $120.0 million. The insurance is provided by the Multilateral Investment Guarantee Agency ("MIGA"), a division of the World Bank. This program is utilized by MSF Holding Ltd., our 72%-owned joint venture business in Latin America, to cover the risks associated with transferring payments out of Brazil. The MIGA guarantee program helps to eliminate certain capital allocations for lenders and assists DVI in obtaining favorable agency credit ratings needed for bank funding and sales of assets to investors through securitization.

In the past few years, we originated a significantly greater number of equipment, medical receivables and other contracts than we did previously. Because of this growth, our managed net financed asset portfolio grew from $494.9 million at June 30, 1995 to $2.3 billion at June 30, 2001. In light of this growth, the historical performance of our contract portfolio, including rates of credit loss, may not be useful in predicting future contract portfolio performance.

Since November 1997, we have also provided asset-backed financing to emerging growth companies and, to a lesser extent, merger and acquisition advisory services to the healthcare industry. We had not provided these services previously. We cannot give any assurance that we will continue to be able to market these services successfully or that their future returns will be consistent with their historical financial results.

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

Employees

As of June 30, 2001, the Company had 375 full-time employees consisting of:

9 executive officers,
85 sales and sales management personnel,
100 documentation and credit personnel,
80 accounting and treasury personnel and
101 other administrative and technical personnel.

None of our employees are covered by a collective bargaining agreement, and management believes that its relationship with its employees is good.

ITEM 2.	PROPERTIES

The Company leases all of its office buildings. The lease agreement for our principal executive offices located in Jamison, Pennsylvania contains escalation clauses. We lease an aggregate of approximately 133,005 square feet of office space worldwide. In addition, we own a 1,553 square-foot residential property located in Jamison, PA for use by those visiting our principal office on company business. We also own a 450 square-foot apartment unit in New York City for use by Company officers while conducting business there.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 2001.

Executive Officers of the Registrant

As of June 30, 2001, the executive officers of DVI, Inc. were:

Name	Age	Position

Michael A. O'Hanlon	54	Director, President and Chief Executive Officer
St.John Brown	45	Executive Vice President and President, DVI Europe
Steven R. Garfinkel	58	Executive Vice President and Chief Financial Officer
Richard E. Miller	49	Executive Vice President and President, DVI Financial Services Inc.
Anthony J. Turek	58	Executive Vice President and Chief Credit Officer
Terry Cady	54	Senior Vice President and President, DVI Business Credit Corp.
John P. Boyle	51	Vice President and Chief Accounting Officer
Melvin C. Breaux	60	Vice President, Secretary and General Counsel
Cynthia J. Cohn	42	Vice President and Executive Vice President, DVI Business Credit Corp.

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

St.John Brown is an executive vice president of the Company and president of DVI Europe. Mr. Brown is responsible for managing and developing the growth of the Company's entire European operations and vendor relationships. Prior to joining the Company in April 2001, Mr. Brown was a Senior Vice President of Philips Medical Systems and CEO of their Customer Services Business. He worked for Philips Medical Systems from 1992 to 2001, serving in Singapore and The Netherlands. Prior to that, Mr. Brown worked for GE Medical from 1986 to 1992, based in Hong Kong and Singapore. Before joining GE, Mr. Brown was a consultant with The Boston Consulting Group, London, and with Citibank, N.A. and Citibank International Bank Limited in London. Mr. Brown graduated from Oxford University with an M.A. in Modern History.

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

Terry Cady is a senior vice president of the Company and president of DVI Business Credit Corporation. Mr. Cady joined the Company in February 2000. His primary responsibility is to manage the operations and marketing for DVI Business Credit. Prior to joining the Company, Mr. Cady gained over 20 years of healthcare financing experience, including venture capital, corporate finance and various lending activities, while working for Bank of America, Donaldson, Lufkin, & Jenrette Securities Corporation, Wells Fargo Bank, G.E. Capital, LINC and Heller Financial. Mr. Cady also started and managed the healthcare corporate finance unit for the Canadian Imperial Bank of Commerce. Mr. Cady received his MBA from New York University and his Bachelors degree from Purdue University.

John P. Boyle is a vice president and chief accounting officer of the Company. Mr. Boyle joined the Company in January 1995. His primary responsibilities are managing the Company's accounting, tax and financial reporting functions. Mr. Boyle is a General Securities Principal and a CPA with over twenty years of experience in the financial services industry. Mr. Boyle spent five years of his professional career with Peat Marwick Mitchell & Co. in Philadelphia. Beyond his accounting background, he has extensive experience in credit and corporate finance matters. Mr. Boyle received his Bachelor of Arts degree from Temple University.

Melvin C. Breaux is general counsel, secretary and a vice president of the Company, as well as general counsel and a vice president of DVI Financial Services Inc. Before joining the Company in July 1995, Mr. Breaux was a partner in the Philadelphia, Pennsylvania law firm of Drinker Biddle & Reath for 17 years and an associate of the firm for 8 years. As a member of that firm's banking and finance department, he specialized in secured and unsecured commercial lending transactions, a wide variety of other financing transactions, and the general practice of business law. Mr. Breaux received his Juris Doctorate degree from the University of Pennsylvania School of Law and his Bachelor of Arts degree from Temple University.

Cynthia J. Cohn has been a vice president of the Company since October 1988 and executive vice president of DVI Business Credit Corporation since January 1994. Ms. Cohn is responsible for the treasury functions of DVI Business Credit Corporation, the Company's medical receivables financing subsidiary. She served as an assistant vice president from July 1987 to October 1988. Prior to joining the Company, Ms. Cohn served as research coordinator for Cantor, Fitzgerald Co., Inc., a stock brokerage firm, from February 1983 to July 1986, where she was responsible for development and coordination of that firm's research product. Ms. Cohn received her Bachelor of Arts degree from Ithaca College. Ms. Cohn is the daughter of Gerald L. Cohn, a director of the Company.

For the purposes of calculating the aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates, as shown on the cover page of this report, we assumed that all the outstanding shares were held by nonaffiliates except for the shares owned by directors of the Company, executive officers of the Company and by CIBC Trust Company. However, we cannot be sure that all such persons or entities are, in fact, affiliates of the Registrant, or that there are not other persons who may be deemed to be affiliates of the Registrant. Further information concerning shareholdings of officers, directors and principal shareholders is included in our definitive proxy statement relating to our scheduled November 28, 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The common stock of DVI, Inc. is listed on the New York Stock Exchange. The following table sets forth high and low sales prices per share of common stock as reported on the Composite Tape for the periods indicated:

	Year Ended June 30,
	2001		2000
	High	Low	High	Low
First Quarter	$20.44	$14.75	$17.50	$15.13
Second Quarter	19.50	14.69	16.44	11.25
Third Quarter	17.88	12.95	18.06	13.38
Fourth Quarter	17.60	13.00	17.00	12.56

Dividend Policy

We have not declared or paid any cash dividends since our inception, and we anticipate that any future earnings will be retained for investment in our corporate operations. Any declaration of dividends in the future will be determined in light of a number of factors affecting us at that time, including our earnings, financial condition, capital requirements, level of debt and the terms of any contractual limitations on dividends. Restrictions now exist in Company agreements with respect to Bank Revolving Credits, Senior Notes and Convertible Subordinated Notes, which place limitations on the payment of cash dividends.

As of July 31, 2001, there were approximately 2,639 beneficial holders of the Company's common stock.

ITEM 6.	SUMMARY CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

(in thousands of dollars except share data)

	Year Ended June 30,
Statement of Operations Data	2001	2000	1999	1998	1997

Finance and other income	$139,643	$143,372	$103,798	$74,355	$56,334
Interest expense	94,666	78,943	60,850	49,212	38,395
Net interest and other income	44,977	64,429	42,948	25,143	17,939
Net gain on sale of financing transactions	37,070	25,728	29,813	20,977	14,039
Selling, general and administrative expenses	42,257	38,702	31,529	18,493	14,117
Provision for losses on receivables	8,739	9,477	6,301	4,735	2,386
Earnings before minority interest, equity in net income
(loss) of investees, and provision for income taxes	33,063	41,978	34,931	22,892	15,475
Net earnings	18,435	23,442	19,668	12,858	8,563
Basic earnings per share	$1.29	$1.65	$1.39	$1.12	$0.78
Diluted earnings per share	$1.22	$1.54	$1.30	$1.03	$0.74
Weighted average number of dilutive shares outstanding	15,764	15,714	15,686	13,246	12,487

(in thousands of dollars except share data)

	June 30,
Balance Sheet Data	2001	2000	1999	1998	1997

Cash and cash equivalents	$11,013	$6,353	$5,695	$15,192	$3,141
Restricted cash and cash equivalents	101,888	73,691	36,744	47,582	32,515
Net financed assets	1,248,978	1,157,530	988,576	728,135	580,637
Total assets	1,477,691	1,333,784	1,096,272	828,490	647,191
Borrowings under warehouse facilities	340,195	306,610	270,434	83,064	45,203
Long-term debt	744,255	664,827	502,013	479,187	447,646
Shareholders' equity	222,225	215,363	191,647	172,285	95,660

The Company has not declared or paid any cash dividends since its inception (see Dividend Policy).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

Total equipment financing contracts originated and acquired increased 17.5% to $881.1 million in fiscal 2001. This increase is due to higher volumes of new business in all of our divisions. Our fiscal 2000 origination included $47.3 million in new business from DVI Capital, our wholesale leasing business division. The operations of this division were closed in March 2000.

Net financed assets increased 7.9% to $1.2 billion at June 30, 2001. Not included in net financed assets were the contracts sold but still serviced by us, which increased 22.5% to $1.1 billion as of June 30, 2001. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.3 billion as of June 30, 2001, representing a 14.1% increase over the total as of June 30, 2000.

During fiscal 2001, new line of credit commitments in our medical receivables financing business increased 59.2% to $159.0 million, much of which occurred during the fourth quarter. Net medical receivables funded at June 30, 2001 totaled $250.3 million, a decrease of 1.1%, or $2.7 million when compared to the prior year. This decrease is mainly due to lower utilization of credit line commitments. Average net medical receivables funded during fiscal year 2001 increased 6.3% to $249.2 million from $234.5 million in the prior year. The yield on average net medical receivables funded for the year ended June 30, 2001 was 11.4% compared to 11.0% for the prior year.

Total finance and other income decreased by 2.6% to $139.6 million for the year ended June 30, 2001.

Amortization of finance income was $120.9 million for the year ended June 30, 2001 compared to $107.1 million for the year ended June 30, 2000. A $98.4 million increase in average net financed assets contributed $9.1 million to the increase in finance income, while an increase in average yields provided a $4.7 million increase in finance income. Based on average net financed assets of $1.3 billion for fiscal 2001 and $1.2 billion for fiscal 2000, the yield for the year ended June 30, 2001 was 9.6% compared to 9.3% for the prior year.

During fiscal 2001, we recognized Corvis deferred loan fees of $7.6 million resulting from Corvis' full repayment of their loan in November 2000. For fiscal year 2000, $5.8 million related to the amortization of Corvis deferred loan fees was recorded.

Other income decreased 63.3% to $11.2 million for the year ended June 30, 2001. The decrease is attributable mainly to the inclusion of $15.4 million in the prior year representing a combination of the sale of shares of Cisco Systems stock, income from investment advisory services and proceeds from higher levels of late fees. Recurring sources of other income consist primarily of medical receivables fees, late fees, net service fee income, and contract fees and penalties. See Item 8, Note 9 for a summary of other income.

Interest expense increased $15.7 million, or 19.9%, to $94.7 million for the year ended June 30, 2001. Of this increase, $13.2 million is due to an increase in average interest-bearing liabilities of $157.9 million used to fund a larger portfolio, increased securitization cash collateral requirements and assets previously funded by equipment vendors. The remaining increase of $2.5 million was the result of an increase in the cost of funds. Higher interest rates and transaction costs associated with an international securitization contributed to the increase in the cost of funds. The rate on average interest-bearing debt for the year ended June 30, 2001 increased to 8.6% when compared to 8.4% in the prior year.

The net gain on sale of financing transactions increased 44.1% to $37.1 million for the year ended June 30, 2001, representing 7.7% of the $479.4 million in contracts sold that year. This compares to $25.7 million recognized in fiscal 2000, or 7.1% of the $364.4 million in contracts sold. The increase in gains of $11.4 million is due to both additional loans sold, which contributed $8.1 million to the increase, and improvements in securitization market conditions, which accounted for the remaining increase of $3.3 million.

Net selling, general and administrative expenses ("SG&A") increased 9.2% to $42.3 million for the year ended June 30, 2001. The increase is primarily due to higher legal collection costs related to the resolution of loan delinquencies, increased equipment and building costs, increased staffing levels, and the continued expansion and development of our international operations. See Item 8, Note 10 for a summary of the major components of SG&A expenses.

The allowance for losses was $15.9 million at June 30, 2001, or 0.70% of our managed portfolio, compared to $14.3 million at the end of the prior year, which represented 0.72% of the managed portfolio at that time. During fiscal 2001, we provided $11.2 million for losses on receivables (including $2.4 million on recourse credit enhancements), compared to $9.5 million in the prior year. Each month we charge off contracts in which losses are probable and all reasonable remedies have been pursued. We then evaluate the adequacy of the allowance for losses to absorb our current estimates of credit losses that have occurred in our managed portfolio. We make additional provisions for loss to restore the allowance to its required level. The increase in the provisions for loss in fiscal years 2001 and 2000 reflects higher levels of charge-offs during the respective years and higher estimates of credit losses within the managed portfolio. Our net charge-offs for the quarters ended September 30, 2000, December 31, 2000, March 31, 2001, and June 30, 2001 were $1.8 million, $2.5 million, $2.2 million, and $3.0 million, respectively, which represent 10.2%, 15.2%, 14.5%, and 19.1%, respectively, of the quarter-end allowance for losses. Recoveries on receivables previously charged off totaled $1.2 million for the year ended June 30, 2001. See Item 8, Note 4 for an analysis of the allowance for losses on receivables for each of the past three years.

Earnings before minority interest, equity in net income of investees and provision for income taxes decreased 21.2% to $33.1 million for the year ended June 30, 2001.

The provision for income taxes decreased 18.9% to $15.1 million. The effective income tax rate for fiscal 2001 was 45.1%. This effective tax rate is higher than the U.S. statutory rate of 35.0% because of state income taxes, foreign withholding taxes (which are not affected by a decrease in pretax earnings) and our inability to record a tax benefit for foreign losses. The deferred tax balance changed only slightly when comparing the amount at June 30, 2001 to the prior year balance, reflecting an increase due to the deferred portion of fiscal 2001 earnings, offset by unrealized losses on our available-for-sale security investments and adjustments to the prior year's deferred items.

Net earnings were $18.4 million or $1.22 per diluted share for the year ended June 30, 2001 as compared to net earnings of $23.4 million or $1.54 per diluted share in the prior year.

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Total equipment financing contracts originated were $749.6 million in fiscal 2000 compared with $784.6 million in fiscal 1999, a decrease of 4.5%. Included in these amounts were corporate acquisitions of $22.5 million and $59.7 million for fiscal 2000 and 1999, respectively. In addition, new business from DVI Capital, our wholesale leasing business division, decreased to $47.3 million in fiscal 2000 compared with $75.4 million in fiscal 1999. In March 2000, we closed the operations of this division.

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

Total finance and other income increased 38.1% to $143.4 million for the year ended June 30, 2000 from $103.8 million in the prior year. Finance income was $107.1 million for the year ended June 30, 2000, or 9.3% of average net financed assets of $1.2 billion. This compares to $83.8 million for the 1999 fiscal year, which was 9.1% of that year's average net financed assets of $916.5 million. This 27.8% increase in finance income was largely due to the overall increase in the size of our loan portfolio. Other income increased 52.2% to $30.5 million in fiscal 2000 as compared to $20.0 million in fiscal 1999. Most of this increase was due to income realized from customer warrants not related to current lending activities of $11.8 million for the year ended June 30, 2000, compared to $1.7 million for the year ended June 30, 1999. We recognized $5.8 million in loan fees in fiscal 2000 that were related to the Corvis transaction. See Item 8, Note 9 for a summary of other income.

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

Selling, general and administrative expenses ("SG&A") increased 22.8% to $38.7 million for the year ended June 30, 2000 from $31.5 million for the year ended June 30, 1999. The increase over the prior fiscal year is related primarily to our acquisitions, the development of our medical receivables and international businesses, and our 30.0% growth in average managed net financed assets. To support this growth, we increased our personnel to 345 employees from 283 one year earlier. See Item 8, Note 10 for a summary of the major components of SG&A expenses.

The allowance for losses was $14.3 million at June 30, 2000, or 0.72% of our managed portfolio, compared to $12.3 million at the end of the prior year, which represented 0.74% of the managed portfolio at that time. We made provisions for losses on receivables during fiscal 2000 of $9.5 million, compared to $6.3 million in the prior year. Our net charge-offs for the quarters ended September 30, 1999, December 31, 1999, March 31, 2000, and June 30, 2000 were $1.5 million, $2.5 million, $1.7 million, and $1.7 million, respectively, which represent 11.2%, 16.8%, 12.2%, and 12.2%, respectively, of the quarter-end allowance for losses. Recoveries on receivables previously charged off were $1.0 million for the year ended June 30, 2000.

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

Total finance and other income increased 39.6% to $103.8 million for the year ended June 30, 1999 from $74.4 million in the prior year. Finance income was $83.8 million for the year ended June 30, 1999, or 9.1% of average net financed assets of $916.5 million. This compares to $63.3 million for the 1998 fiscal year, which was 9.3% of that year's average net financed assets of $679.6 million. This 32.3% increase in finance income was largely due to the overall increase in the size of our loan portfolio. Other income increased 81.5% to $20.0 million in fiscal 1999 as compared to $11.0 million in fiscal 1998. Other income in fiscal 1999 consisted primarily of medical receivables fees, consulting and advisory fees, servicing fees, late charges, amounts received upon exercise of warrants issued by other companies, and contract fees and penalties. See Item 8, Note 9 for a summary of other income.

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

Selling, general and administrative expenses ("SG&A") increased 70.5% to $31.5 million for the year ended June 30, 1999 from $18.5 million for the year ended June 30, 1998. The increase over the prior fiscal year is related primarily to our acquisitions, the development of our medical receivables and international businesses, and our 35.0% growth in average managed net financed assets. To support this growth, we increased our personnel to 283 employees from 193 one year earlier. See Item 8, Note 10 for a summary of the major components of SG&A expenses.

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

The increase in net charge-offs during the second quarter of fiscal 1999 is the result of Allegheny's bankruptcy filing. Recoveries on receivables previously charged off were $0.2 million for the year ended June 30, 1999.

Earnings before minority interest, equity in net loss of investees and provision for income taxes increased 52.6% to $34.9 million for the year ended June 30, 1999 compared to $22.9 million a year earlier. Net earnings were $19.7 million or $1.30 per diluted share for the year ended June 30, 1999 as compared to net earnings of $12.9 million or $1.03 per diluted share in the prior year.

Business Segments

Equipment Financing

In our equipment financing business, net financed assets increased $95.1 million to $940.5 million at June 30, 2001 from $845.4 million as of June 30, 2000. Net earnings for the year ended June 30, 2001 were $11.5 million compared to $12.2 million for the prior year.

Amortization of finance income increased $10.2 million over the prior year. A $65.4 million increase in average net financed assets contributed $6.4 million of the increase in finance income. An increase in average yields to 10.2% during fiscal 2001 from 9.8% during fiscal year 2000 contributed the remaining increase of $3.8 million.

Other income decreased $3.0 million due to lower late fees, service fees and miscellaneous fees. The net gain on sale of financing transactions increased $7.8 million due to an increase in the number of contracts sold and improvements in securitization market conditions.

Interest expense increased $14.4 million over the prior year. Of this increase, $9.3 million is due to a $111.0 million increase in average interest-bearing liabilities used to fund a larger portfolio, increased securitization cash collateral requirements, and carrying assets previously funded by equipment vendors. The remaining increase of $5.1 million is related to an increase in the average cost of funds. Higher interest rates and transaction costs associated with an international securitization contributed to the increase in the cost of funds. The rate on average interest bearing debt was 9.0% during fiscal year 2001 compared with 8.4% during fiscal year 2000.

Net selling, general and administrative ("SG&A") expenses increased $3.0 million due to legal collection costs related to the resolution of loan delinquencies, increased sales commissions and equipment costs, and continued expansion of international operations.

Medical Receivables Financing

In our medical receivables financing business, net financed assets at June 30, 2001 were $248.4 million, a decrease of 1.0%, or $2.6 million from the amount at June 30, 2000. This decrease is mainly due to lower utilization of credit line commitments.

Average net financed assets increased 3.9% during fiscal year 2001 to $243.8 million from $234.7 million in the prior year. Total finance and other income increased 6.7% to $33.9 million. Amortization of finance income increased $2.7 million over the prior year. A $9.1 million increase in average net financed assets contributed $1.0 million of the increase in finance income. An increase in average yields to 11.7% during fiscal year 2001 from 11.0% during fiscal year 2000 contributed the remaining increase of $1.7 million.

Interest expense was essentially unchanged due to the overall decline in market interest rates on slightly increased average debt balances. The rate on average interest bearing debt remained constant at 8.1% for both years.

After a $0.4 million increase in net SG&A expenses due to increased staffing levels, and a $0.8 million reduction in the provision for losses on receivables, after-tax net earnings increased $1.4 million to $3.7 million.

Corporate and All Other

Net financed assets decreased $1.0 million to $60.1 million as of June 30, 2001 from $61.1 million at June 30, 2000. For the year ended June 30, 2001, net earnings decreased $5.7 million to $3.2 million.

Finance and other income decreased $11.1 million from the prior year. Average net financed assets increased to $58.9 million during fiscal year 2001 from $56.4 million during fiscal year 2000. Other income in fiscal 2000 included $11.8 million from customer warrants not related to current lending activities and $3.6 million from an advisory fee.

During fiscal years 2001 and 2000, we recorded $7.6 million and $5.8 million, respectively, related to the amortization of Corvis deferred loan fees.

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

Summary of Cash Flows

Our cash and cash equivalents at June 30, 2001 and June 30, 2000 were $11.0 million and $6.4 million, respectively. The following describes the changes in the items that had the most significant impact on our cash flow during the years ended June 30, 2001 and 2000.

Our net cash used in operating activities for the year ended June 30, 2001 was $5.1 million. The net cash used in operating activities for the year ended June 30, 2000 was $24.9 million. Restricted cash changes resulted in outflows of $28.2 million in fiscal 2001 compared to outflows of $36.9 million in fiscal 2000. Most of the fiscal 2001 change was due to the additional cash collateral required by an international securitization completed during the year. The fiscal 2000 change can be attributed in part to the higher levels of cash escrow and collateral coverage required by our November 1999 DVI Business

Credit securitization agreement, as well as increased cash from additional borrowings at year-end. The change in other assets contributed $9.1 million in fiscal 2001 outflows compared to $27.0 million in fiscal 2000. Most of the fiscal 2000 change related to increases in servicer assets, prepaid items and repossessed property.

Our net cash used in investing activities for the year ended June 30, 2001 was $95.4 million compared to $154.0 million in the prior year. The net decrease in notes collateralized by medical receivables provided inflows of $2.7 million in fiscal 2001 compared to outflows of $65.6 million in fiscal 2000. This decrease is the result of lower utilization of credit line commitments in fiscal 2001.

Our net cash provided by financing activities for the year ended June 30, 2001 was $105.4 million compared to $179.8 million in the prior year. Proceeds from warehouse borrowings, net of repayments, provided inflows of $33.6 million for the year ended June 30, 2001, compared to $16.3 million in the prior year. Proceeds from long-term debt borrowings, net of repayments, provided inflows of $70.6 million for the year ended June 30, 2001, compared to $162.8 million in the prior year.

Warehouse Facilities

At June 30, 2001 we had available an aggregate of $578.5 million under various warehouse facilities for medical equipment and medical receivables financing, consisting of $339.8 million available for domestic equipment contracts, $155.7 million for international contracts, and $83.0 million for medical receivables contracts. See Item 8, Note 8 for more detail on our warehouse lines of credit.

Permanent Funding Methods

Through June 30, 2001, we have completed 28 securitizations for medical equipment and medical receivables financings totaling approximately $3.6 billion, consisting of public debt issues and private placements of debt and contract sales, each totaling $1.8 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future. If for any reason we were to become unable to access the securitization market to permanently fund our contracts, the consequences for us would be materially adverse.

Our use of securitization significantly affects our need for warehouse facilities and our liquidity and capital requirements due to the amount of time required to assemble a portfolio of contracts to be securitized. When using securitization, we are required to hold contracts in warehouse facilities until a sufficient quantity, generally in excess of $75.0 million, is accumulated in order to attract investor interest and to allow for a cost-effective placement. This increases our exposure to changes in interest rates and temporarily reduces our warehouse facility liquidity. See Item 7A and Item 8, Notes 2 and 19 for discussions about our efforts to manage this exposure through hedging.

We have $255.0 million available under a credit facility with the option to sell to it certain equipment contracts. As of June 30, 2001, $131.8 million was sold to this facility. Our obligations under this facility include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

In addition, we have investment agreements with two shareholders, the International Finance Corporation (an affiliate of the World Bank) ("IFC") and the Netherlands Development Finance Company ("FMO"), which provide for the borrowing of $15.0 million and $10.0 million respectively. Borrowings under this loan bear interest at 2.75% over the six-month LIBOR, payable semiannually in arrears. Full principal loan repayment is due May 15, 2005. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to IFC and FMO.

The agreements also provide for syndicated borrowings from IFC and FMO, for which we had $18.7 million outstanding at June 30, 2001. Borrowings under this loan bear interest at 3.25% over the six-month LIBOR, payable semiannually in arrears. Principal loan repayment commenced on November 15, 2000 and is to be paid in full on May 15, 2003. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to IFC and FMO.

In November 2000, we entered into an agreement with Deutsche Investitions - und Entwicklungsgesellschaft mbH ("DEG"), a German Development Bank. The agreement provides for the borrowing of 15.0 million Euros, for which we had 11.0 million Euros ($9.3 million) outstanding at June 30, 2001. Borrowings under this loan bear interest at 3.625% over the six-month Euribor, payable semiannually in arrears. Principal loan repayment will commence on May 15, 2003 and is to be paid in full on May 15, 2006. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to DEG.

In April 2001, we entered into an agreement with the Bank of Montreal for Latin American financing that was backed by a comprehensive insurance policy issued by Exporters Insurance Company, Ltd. The insurance policy covers 95% of the principal and interest payments. The insurance coverage requires an upfront premium payment for Latin American countries of 2.25% per annum (2.75% for Colombia and Venezuela) on the limit of liability at each payment date under the individual contracts covered. The limit of liability is defined as the remaining principal and interest flows at a certain payment date. The loan agreement provides for a borrowing of $25.0 million, for which we had $2.1 million outstanding as of June 30, 2001. The initial funding period ends October 2002. Principal amortization occurs through October 2007 with full repayment of the unamortized balance due at termination. Borrowings under this loan bear interest at 1.50% over the 30-day LIBOR, payable monthly in arrears.

In June 2001, we entered into a secured exchangeable note financing agreement with J.E. Matthew, LLC. The agreement provides for borrowings of $12.0 million, for which we had $9.0 million outstanding at June 30, 2001. Borrowings under this loan bear interest at 9.5%, payable monthly in arrears. Principal loan repayment will commence on August 1, 2001 and is to be paid in full on November 30, 2004. In lieu of cash payments, we have the option to exchange amounts due under the note into shares of DVI common stock subject to certain conditions.

As of June 30, 2001, management believes that the Company was in compliance with the financial covenants of these agreements.

Debt and Equity Offerings

On January 30, 1997, we completed a public offering of $100.0 million principal amount of 97 /8 % Senior Notes due 2004 ("Senior Notes"). The agreement with respect to the Senior Notes contains, among other things, limitations on our ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits us from incurring additional indebtedness unless certain financial ratio tests are met. Currently, we have met these financial ratio tests and we are not prohibited from incurring additional debt. Interest on the notes is payable semi-annually on February 1 and August 1 of each year. The Senior Notes will be redeemable at our option in whole or in part at any time on or after February 1, 2002 at specified redemption prices.

On April 24, 1998, we registered under the Securities Act of 1933, as amended ("Securities Act"), $500.0 million of common stock, preferred stock, depositary shares, debt securities, and warrants with the Securities and Exchange Commission ("SEC"). The SEC declared the registration statement (Registration No. 333-50895) effective on May 4, 1998.

On December 16, 1998, we completed a public offering of $55.0 million principal amount of 97 /8 % Senior Notes due 2004. The agreement with respect to these Senior Notes contains substantially the same terms and limitations as those in the agreement for the $100.0 million Senior Notes issuance of January 30, 1997 discussed above.

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

At June 30, 2001, approximately $388.8 million of common stock, preferred stock, depositary shares, debt securities and warrants remained registered and unissued under the Securities Act.

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

Net Financed Assets

The following represents a summary of the components of net financed assets:

	Year Ended June 30,

(in thousands of dollars)	2001	2000

Receivables in installments	$991,389	$900,432
Receivables and notes - related parties	3,413	3,413
Net notes collateralized by medical receivables	250,260	252,974
Residual valuation	62,157	40,271
Unearned income	(119,160)	(112,167)
Retained interests in securitizations - recourse credit enhancements	51,006	43,222
Equipment on operating leases	9,913	29,385

Net financed assets	$1,248,978	$1,157,530

Income Tax Issues

Historically, we have deferred a portion of our federal and state income tax liabilities because of our ability to obtain depreciation deductions from transactions structured as fair market value leases. In addition, we have structured all sales of financing transactions since the quarter ended June 30, 1997 as borrowings for tax purposes versus sales for book (GAAP) purposes. Future sales of financing transactions may also be structured in this manner. Additionally, we believe our effective tax rate will increase moderately in future periods as a result of our inability to receive a full credit for federal tax purposes on taxes that have been paid in foreign countries, as well as our inability to currently recognize tax benefits related to losses incurred by foreign operations.

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

Interest Rate Risk

The majority of our assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of our assets and liabilities exposes us to interest rate risk when interest rates fluctuate. For example, our equipment loans are structured and permanently funded on a fixed-rate basis, but we use line-of-credit "warehouse" facilities until the permanent matched funding is obtained. Since funds borrowed through warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise and increase our borrowing costs. In addition, when we originate equipment loans, we base our pricing in part on the spread we expect to achieve between the interest rate we charge our equipment loan customers and the effective interest cost we will pay when we permanently fund those loans. Increases in interest rates that increase our permanent funding costs between the time the loans are originated and the time they are permanently funded could narrow, eliminate or even reverse this spread. In addition, changes in interest rates affect the fair market value of fixed rate assets and liabilities. In a rising interest rate environment, fixed rate assets lose market value whereas fixed rate liabilities gain market value and vice versa.

To manage our interest rate risk, we employ a hedging strategy using derivative financial instruments such as forward rate agreements, Treasury locks, forward start swaps and interest rate swaps, caps and collars. We do not use derivative financial instruments for trading or speculative purposes. We manage the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by Statement of Financial Accounting Standards ("SFAS") No. 133, is recognized in the income statement.

There can be no assurance that our hedging strategies or techniques will be effective, that our profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at June 30, 2001. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at June 30, 2001. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (US), Singapore dollars (SGD), Hong Kong dollars (HKD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR) and South African Rand (ZAR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $245.1 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses. See Item 8, Note 19 for a description of the methods used to determine fair value.

	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006
Rate-Sensitive Assets:
Fixed rate receivables in installments (US)	$86,806	$58,619	$49,120	$37,983	$23,055	$11,145	$266,728	$266,848
Average interest rate	9.82%	9.90%	9.93%	9.79%	9.80%	10.13%	9.82%

Fixed rate receivables in installments (SGD)	$1,024	$590	$653	$568	$158	$84	$3,077	$3,076
Average interest rate	10.10%	10.10%	10.10%	10.10%	8.36%	8.36%	10.10%

Fixed rate receivables in installments (JPY)	$2,278	$3,637	$2,556	$1,194	$255	—	$9,920	$9,320
Average interest rate	6.13%	6.13%	6.13%	6.55%	6.17%	—	6.13%

Fixed rate receivables in installments (AUD)	$828	$69	$51	$104	—	—	$1,052	$1,036
Average interest rate	8.46%	8.85%	8.65%	8.68%	—	—	8.46%

Fixed rate receivables in installments (GBP)	$32	$57	$20	—	—	—	$109	$110
Average interest rate	10.88%	10.88%	10.88%	—	—	—	10.88%

Fixed rate receivables in installments (EUR)	$6,900	$5,506	$5,599	$5,202	$4,009	$1,602	$28,818	$29,027
Average interest rate	8.17%	8.19%	8.23%	8.37%	8.72%	9.16%	8.17%

Floating rate receivables in installments (US)	$47,474	$37,324	$26,177	$12,657	$6,814	$1,114	$131,560	$131,560
Average interest rate	7.57%	8.08%	8.42%	8.36%	7.74%	7.76%	7.57%

Floating rate notes collateralized by medical receivables (US)	$186,119	$46,965	$9,030	$14,059	—	—	$256,173	$256,173
Average interest rate	8.67%	8.53%	8.35%	8.60%	—	—	8.67%

Fixed rate recourse credit enhancements (US)	$12,613	$15,136	$10,756	$7,182	$4,099	$1,220	$51,006	$49,841
Average interest rate	6.53%	6.53%	6.55%	6.55%	6.24%	6.30%	6.53%

Totals	$344,074	$167,903	$103,962	$78,949	$38,390	$15,165	$748,443	$746,991

Average interest rate	8.71%	8.67%	8.88%	8.91%	8.91%	9.54%	8.69%

Derivatives Matched Against Assets:
Interest Rate Swaps
Pay variable rate swaps (US)	$5,000	—	—	—	—	—	$5,000	$—
Weighted average pay rate	6.20%	—	—	—	—	—	6.20%
Weighted average receive rate	5.83%	—	—	—	—	—	5.83%

Pay fixed rate swaps (AUD)	$552	—	—	$1,427	$1,486	—	$3,465	$(44)
Weighted average pay rate	5.56%	—	—	6.64%	6.42%	—	6.37%
Weighted average receive rate	4.83%	—	—	5.05%	5.05%	—	5.01%

Pay fixed rate swaps (EUR)	—	—	$4,725	$5,079	—	—	$9,804	$(147)
Weighted average pay rate	—	—	5.08%	5.35%	—	—	5.22%
Weighted average receive rate	—	—	4.48%	4.56%	—	—	4.52%

Totals	$5,552		$4,725	$6,506	$1,486		$18,269	$(191)

	Expected Maturity Date - Year Ended June 30,					There-		Fair
(in thousands of dollars)	2002	2003	2004	2005	2006	after	Total	Value

Rate-Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (US)	$ 234,517	—	—	—	—	—	$234,517	$234,517
Average interest rate	5.62%	—	—	—	—	—	5.62%

Variable rate borrowings under warehouse facilities (AUD)	$ 11,789	—	—	—	—	—	$ 11,789	$ 11,789
Average interest rate	7.11%	—	—	—	—	—	7.11%

Variable rate borrowings under warehouse facilities (GBP)	$ 10,904	—	—	—	—	—	$ 10,904	$ 10,904
Average interest rate	6.53%	—	—	—	—	—	6.53%

Variable rate borrowings under warehouse facilities (JPY)	$ 24,120	—	—	—	—	—	$ 24,120	$ 24,120
Average interest rate	2.81%	—	—	—	—	—	2.81%

Variable rate borrowings under warehouse facilities (SGD)	$ 6,901	—	—	—	—	—	$ 6,901	$ 6,901
Average interest rate	4.80%	—	—	—	—	—	4.80%

Variable rate borrowings under warehouse facilities (HKD)	$ 3,702	—	—	—	—	—	$ 3,702	$ 3,702
Average interest rate	6.56%	—	—	—	—	—	6.56%

Variable rate borrowings under warehouse facilities (EUR)	$ 47,511	—	—	—	—	—	$ 47,511	$ 47,511
Average interest rate	5.53%	—	—	—	—	—	5.53%

Variable rate borrowings under warehouse facilities (ZAR)	$ 751	—	—	—	—	—	$ 751	$ 751
Average interest rate	14.50%	—	—	—	—	—	14.50%

Fixed rate discounted receivables (US)	$ 99,269	$ 78,226	$ 53,490	$31,595	$11,254	$2,012	$275,846	$283,332
Average interest rate	6.91%	6.96%	7.06%	7.07%	6.75%	6.99%	6.91%

Variable rate discounted receivables (US)	$ 92,516	$102,028	$ 10,944	$ 5,911	$ 3,126	—	$214,525	$214,525
Average interest rate	5.36%	5.32%	7.40%	7.40%	7.40%	—	5.53%

Senior notes (US)	—	—	$155,000	—	—	—	$155,000	$144,150
Average interest rate	—	—	9.88%	—	—	—	9.88%

Subtotals	$ 531,980	$180,254	$219,434	$37,506	$14,380	$2,012	$985,566	$982,202

	Expected Maturity Date – Year Ended June 30,					There- after		Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006		Total

Rate-Sensitive Liabilities (continued):

Other debt (US)	$ 16,972	$ 15,179	$ 4,751	$27,456	$ 456	—	$ 64,814	$ 62,254
Average interest rate	7.87%	7.92%	8.60%	6.90%	5.25%	—	7.51%

Other debt (GBP)	$ 1,322	$ 1,089	$ 608	$ 405	$ 427	$ 807	$ 4,658	$ 3,979
Average interest rate	7.30%	7.57%	7.20%	7.24%	7.24%	7.13%	7.31%

Other debt (EUR)	$ 1,697	$ 8,119	$ 3,935	$ 1,561	$ 350	—	$ 15,662	$ 14,910
Average interest rate	6.28%	7.73%	7.28%	7.40%	6.64%	—	7.40%

Convertible sub notes (US)	—	—	$ 13,750	—	—	—	$ 13,750	$ 22,830
Average interest rate	—	—	9.12%	—	—	—	9.12%

Totals	$551,971	$204,641	$242,478	$66,928	$15,613	$2,819	$1,084,450	$1,086,175

Average interest rate	5.81%	6.25%	9.03%	7.04%	6.85%	7.03%	6.69%

Derivatives Matched Against Liabilities:

Interest Rate Swaps

Pay fixed rate swaps (US)	$105,000	—	—	$ 8,000	—	—	$ 113,000	$ (236)
Weighted average pay rate	5.17%	—	—	5.84%	—	—	5.22%
Weighted average receive rate	5.02%	—	—	4.71%	—	—	4.98%

Pay fixed rate swaps (JPY)	$ 2,964	—	—	—	—	—	$ 2,964	$ (1)
Weighted average pay rate	0.47%	—	—	—	—	—	0.47%
Weighted average receive rate	0.06%	—	—	—	—	—	0.06%

Totals	$107,964			$ 8,000			$ 115,964	$ (237)

Total rate-sensitive assets increased $40.1 million from the prior year. This increase is primarily due to higher fixed-rate domestic equipment receivables of $26.3 million.

Total rate-sensitive liabilities increased $113.0 million from the prior year. This increase was primarily due to the completion of an $80.0 million international equipment securitization and additional warehouse facilities.

Current and prior year derivative positions represent the hedging of anticipated equipment securitizations and interest rate swaps and caps to convert floating rate borrowings to fixed rates in order to minimize the interest rate mismatch to fixed rate assets. Changes in the overall derivative positions held at June 30, 2001 and 2000 reflect the changes in the Company's exposures in its financial contracts.

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

          The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at June 30, 2001. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Hong Kong dollars (HKD) and South African Rand (ZAR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $142.6 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses. See Item 8, Note 19 for a description of the methods used to determine fair value.

	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006

Foreign Currency Sensitive Assets:

Fixed rate receivables in installments (SGD)	$ 1,024	$ 590	$ 653	$ 568	$ 158	$ 84	$ 3,077	$ 3,076
Average interest rate	10.10%	10.10%	10.10%	10.10%	8.36%	8.36%	10.10%

Fixed rate receivables in installments (JPY)	$ 2,278	$3,637	$2,556	$1,194	$ 255	—	$ 9,920	$ 9,320
Average interest rate	6.13%	6.13%	6.13%	6.55%	6.17%	—	6.13%

Fixed rate receivables in installments (AUD)	$ 828	$ 69	$ 51	$ 104	—	—	$ 1,052	$ 1,036
Average interest rate	8.46%	8.85%	8.65%	8.68%	—	—	8.46%

Fixed rate receivables in installments (GBP)	$ 32	$ 57	$ 20	—	—	—	$ 109	$ 110
Average interest rate	10.88%	10.88%	10.88%	—	—	—	10.88%

Fixed rate receivables in installments (EUR)	$ 6,900	$5,506	$5,599	$5,202	$4,009	$1,602	$28,818	$29,027
Average interest rate	8.17%	8.19%	8.23%	8.37%	8.72%	9.16%	8.17%

Totals	$11,062	$9,859	$8,879	$7,068	$4,422	$1,686	$42,976	$42,569

Average interest rate	7.96%	7.56%	7.77%	8.21%	8.56%	9.12%	7.85%

Derivatives Matched Against Assets:

Foreign Exchange Agreements

Receive USD / Pay EUR	$ 5,094	—	—	—	—	—	$ 5,094	$ (2)
Avg. contractual exchange rate	0.85	—	—	—	—	—	0.85
	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006

Foreign Currency Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (AUD)	$ 11,789	—	—	—	—	—	$ 11,789	$ 11,789
Average interest rate	7.11%	—	—	—	—	—	7.11%

Variable rate borrowings under warehouse facilities (GBP)	$ 10,904	—	—	—	—	—	$ 10,904	$ 10,904
Average interest rate	6.53%	—	—	—	—	—	6.53%

Variable rate borrowings under warehouse facilities (JPY)	$ 24,120	—	—	—	—	—	$ 24,120	$ 24,120
Average interest rate	2.81%	—	—	—	—	—	2.81%

Variable rate borrowings under warehouse facilities (SGD)	$ 6,901	—	—	—	—	—	$ 6,901	$ 6,901
Average interest rate	4.80%	—	—	—	—	—	4.80%

Variable rate borrowings under warehouse facilities (HKD)	$ 3,702	—	—	—	—	—	$ 3,702	$ 3,702
Average interest rate	6.56%	—	—	—	—	—	6.56%

Variable rate borrowings under warehouse facilities (EUR)	$ 47,511	—	—	—	—	—	$ 47,511	$ 47,511
Average interest rate	5.53%	—	—	—	—	—	5.53%

Variable rate borrowings under warehouse facilities (ZAR)	$ 751	—	—	—	—	—	$ 751	$ 751
Average interest rate	14.50%	—	—	—	—	—	14.50%

Other debt (GBP)	$ 1,322	$1,089	$ 608	$ 405	$427	$807	$ 4,658	$ 3,979
Average interest rate	7.30%	7.57%	7.20%	7.24%	7.24%	7.13%	7.31%

Other debt (EUR)	$ 1,697	$8,119	$3,935	$1,561	$350	—	$ 15,662	$ 14,910
Average interest rate	6.28%	7.73%	7.28%	7.40%	6.64%	—	7.40%

Totals	$108,697	$9,208	$4,543	$1,966	$777	$807	$125,998	$124,567

Average interest rate	5.28%	7.71%	7.27%	7.37%	6.97%	7.13%	5.59%

Total foreign currency sensitive liabilities increased $50.7 million from the prior year, due primarily to new international borrowings.

The current and prior year derivative positions are forward sales of currencies to hedge foreign currency denominated assets funded on a short-term basis with U.S. dollars.

On July 1, 2000, we adopted SFAS 133. The recognition of the fair value of all freestanding derivative instruments resulted in recording liabilities in the amount of $260,000. The transition adjustment for derivatives in cash flow hedges was to record a liability of $380,000 and was recognized as a cumulative-effect-type adjustment in accumulated other comprehensive loss (a component of shareholders’ equity). The transition adjustment for derivatives in fair value hedges was to record an asset of $56,000 and was recognized as a cumulative-effect-type adjustment to net income. This adjustment was offset by the adjustment of the carrying value of the hedged assets. The transition adjustment for derivatives in hedges of net investments in foreign operations was to record a liability of $88,000 and was recognized as a cumulative-effect-type adjustment in cumulative translation adjustments.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Any statements contained in this Form 10-K that are not historical facts are forward-looking statements. Such statements are based upon many important factors that may be outside the Company's control, causing actual results to differ materially from those suggested. Such factors include, but are not limited to, changes (legislative and regulatory) in the healthcare industry, demand for our services, pricing, market acceptance, the effect of economic conditions, litigation, competitive products and services, corporate financing arrangements, the ability to complete transactions, and other risks identified in our filings with the Securities and Exchange Commission.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II, Item 8.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
DVI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DVI, Inc. and its subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DVI, Inc. and its subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Princeton, New Jersey
August 10, 2001

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

(in thousands of dollars except share data)	June 30, 2001	June 30, 2000

Cash and cash equivalents	$11,013	$6,353

Restricted cash and cash equivalents	101,888	73,691

Accounts receivable	43,032	36,818

Investments	24,193	10,116

Contract receivables:
Investment in direct financing leases and notes secured by equipment or medical receivables:
Receivables in installments	991,389	900,432
Receivables and notes - related parties	3,413	3,413
Net notes collateralized by medical receivables	250,260	252,974
Residual valuation	62,157	40,271
Unearned income	(119,160)	(112,167)

Net investment in direct financing leases and notes secured by equipment or medical receivables	1,188,059	1,084,923

Less: Allowance for losses on receivables	(15,933)	(14,307)

Net contract receivables	1,172,126	1,070,616

Retained interests in securitizations - recourse credit enhancements	51,006	43,222

Servicing assets	8,792	6,262

Equipment on operating leases (net of accumulated depreciation of $3,749 and $9,155, respectively)	9,913	29,385

Repossessed assets	13,185	18,624

Furniture and fixtures (net of accumulated depreciation of $6,930 and $5,261, respectively)	5,588	4,670

Goodwill (net of accumulated amortization of $4,223 and $3,265, respectively)	8,854	9,649

Other assets	28,101	24,378

Total assets	$1,477,691	$1,333,784

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders' Equity

(in thousands of dollars except share data)	June 30, 2001	June 30, 2000

Accounts and equipment payables	$81,821	$64,036

Accrued expenses and other liabilities	31,479	24,749

Borrowings under warehouse facilities	340,195	306,610

Long-term debt:
Discounted receivables (primarily limited recourse)	490,371	424,759
9 7 /8 % Senior notes due 2004	155,000	155,000
Other debt	85,134	71,168
Convertible subordinated notes	13,750	13,900

Total long-term debt	744,255	664,827

Deferred income taxes	50,390	50,414

Total liabilities	1,248,140	1,110,636

Commitments and contingencies (Note 16)

Minority interest in consolidated subsidiaries	7,326	7,785

Shareholders' equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares; outstanding 14,337,104 and 14,222,974 shares, respectively	72	71
Additional capital	136,795	135,346
Retained earnings	100,932	82,497
Accumulated other comprehensive loss	(15,574)	(2,551)

Total shareholders' equity	222,225	215,363

Total liabilities and shareholders' equity	$1,477,691	$1,333,784

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,

(in thousands of dollars except share data)	2001	2000	1999

Finance and other income:
Amortization of finance income	$120,882	$107,116	$83,791
Corvis deferred loan fees	7,579	5,800	—
Other income	11,182	30,456	20,007

Total finance and other income	139,643	143,372	103,798
Interest expense	94,666	78,943	60,850

Net interest and other income	44,977	64,429	42,948
Net gain on sale of financing transactions	37,070	25,728	29,813
Gain on revaluation of Corvis warrants	2,012	—	—

Net operating income	84,059	90,157	72,761

Selling, general and administrative expenses	42,257	38,702	31,529
Provision for losses on receivables	8,739	9,477	6,301

Earnings before minority interest, equity in net income (loss) of investees, and provision for income taxes	33,063	41,978	34,931

Minority interest in net loss of consolidated subsidiaries	395	67	471
Equity in net income (loss) of investees	69	—	(353)
Provision for income taxes	15,092	18,603	15,381

Net earnings	$18,435	$23,442	$19,668

Net earnings per share:

Basic	$1.29	$1.65	$1.39

Diluted	$1.22	$1.54	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock $.005 Par Value		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands of dollars except share data)	Shares	Amount
Balances at June 30, 1998	14,080,358	$70	$133,516	$ 39,387	$ (688)	$172,285

Net earnings				19,668		19,668
Currency translation adjustment					(1,401)	(1,401)

Comprehensive income						18,267
Issuance of common stock upon exercise of stock options and warrants	88,250	1	1,116			1,117
Cost of issuance of common stock			(199)			(199)
Non-employee stock option grants			177			177

Balances at June 30, 1999	14,168,608	71	134,610	59,055	(2,089)	191,647

Net earnings				23,442		23,442
Unrealized loss on available-for-sale securities (net of deferred taxes of $70)					(105)	(105)
Currency translation adjustment					(357)	(357)

Comprehensive income						22,980
Issuance of common stock upon exercise of stock options and warrants	54,366		690			690
Non-employee stock option grants			46			46

Balances at June 30, 2000	14,222,974	71	135,346	82,497	(2,551)	215,363

Net earnings				18,435		18,435
Unrealized loss on available-for-sale securities (net of deferred taxes of $4,891)					(9,071)	(9,071)
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $760)					(1,136)	(1,136)
Currency translation adjustment					(2,816)	(2,816)

Comprehensive income						5,412
Issuance of common stock upon exercise of stock options and warrants	99,980	1	1,230			1,231
Non-employee stock option grants			69			69
Conversion of subordinated notes	14,150		150			150

Balances at June 30, 2001	14,337,104	$72	$136,795	$100,932	$(15,574)	$222,225

 The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30,

(in thousands of dollars)	2001	2000	1999

Cash flows from operating activities:
Net earnings	$18,435	$23,442	$19,668

Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Equity in net (income) loss of investees	(69)	—	353
Depreciation and amortization	27,586	20,878	18,285
Provision for losses on receivables	8,739	9,477	6,301
Net gain on sale of financing transactions	(37,070)	(25,728)	(29,813)
(Gain) loss on disposition of furniture and fixtures	(4)	164	—
Loss on disposition of investments	249	—	—
Minority interest in net loss of consolidated subsidiaries	(395)	(67)	(471)
Unrealized gain on investments	(1,892)	(211)	—
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(28,197)	(36,947)	10,838
Accounts receivable	2,786	(6,950)	(16,006)
Other assets	(9,133)	(27,034)	(14,314)
Increases (decreases) in:
Accounts payable	3,452	4,720	(5,641)
Accrued expenses and other liabilities	4,832	(446)	6,498
Deferred income taxes	5,627	13,788	17,303

Total adjustments	(23,489)	(48,356)	(6,667)

Net cash provided by (used in) operating activities	(5,054)	(24,914)	13,001

Cash flows from investing activities:
Acquisition of businesses (net of cash received)	(797)	(3,280)	(77,506)
Receivables originated or purchased	(834,002)	(740,946)	(749,862)
Portfolio receipts net of amounts included in income and proceeds
from sale of financing transactions	738,839	657,913	650,087
Net decrease (increase) in notes collateralized by medical receivables	2,714	(65,647)	(50,011)
Investment in common and preferred stock of investees	—	(705)	(8,479)
Cash received from sale of investments in investees	544	—	4,482
Furniture and fixtures additions	(2,654)	(1,312)	(2,192)

Net cash used in investing activities	(95,356)	(153,977)	(233,481)

Cash flows from financing activities:
Exercise of stock options and warrants	1,231	690	1,117
Common stock issuance costs	—	—	(199)
Borrowings under warehouse facilities, net of repayments	33,585	16,279	187,370
Borrowings under long-term debt	221,960	338,873	151,562
Repayments on long-term debt	(151,382)	(176,059)	(128,736)

Net cash provided by financing activities	105,394	179,783	211,114

Effect of exchange rate changes on cash and cash equivalents	(324)	(234)	(131)

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (concluded)

	Year Ended June 30,
(in thousands of dollars)	2001	2000	1999

Net increase (decrease) in cash and cash equivalents	$4,660	$658	$(9,497)
Cash and cash equivalents, beginning of year	6,353	5,695	15,192

Cash and cash equivalents, end of year	$11,013	$6,353	$5,695

Cash paid (received) during the year for:

Interest	$85,978	$70,717	$51,063

Income taxes, net of refunds	$5,850	$1,565	$(1,869)

Supplemental disclosures of noncash transactions:

Investments:

Corvis - During the quarter ended September 30, 2000, $15.0 million was reclassified from contract receivables to investments. The September 30, 2000 Corvis valuation resulted in an additional $15.0 million recorded in investments and was realized as income. The December 31, 2000 Corvis valuation resulted in a decrease to investments of $12.9 million and was charged against income.

Effective January 1, 2001, DVI elected to convert the warrants to common stock and hold the shares as an available-for-sale investment. After executing a cashless exercise on January 24, 2001, DVI received 714,453 shares of Corvis common stock. The March 31, 2001 mark-to-market valuation resulted in a decrease to investments of $12.0 million and was charged to accumulated other comprehensive loss (a component of shareholders' equity), net of deferred taxes of $4.2 million. The June 30, 2001 mark-to-market valuation resulted in a decrease to investments of $1.9 million and was again charged to accumulated other comprehensive loss, net of deferred taxes of $0.7 million.

Primedex - During the quarter ended December 31, 2000, $5.5 million was reclassified from contract receivables to investments to reflect the value of preferred shares received for payment of a promissory note.

Medical Resources - During the quarter ended March 31, 2001, $5.5 million was reclassified from contract receivables to investments to reflect the value of common stock received for repayment of a contract.

Repossessed Assets: During the year ended June 30, 2000, $14.1 million was reclassified from contract receivables to repossessed assets. During the quarter ended March 31, 2001, DVI financed the purchase of a repossessed center and reclassified $5.2 million back to contract receivables.

Other: During the quarter ended June 30, 2001, $9.0 million in exchangeable term note financing was recorded as other debt and accounts receivable. The transaction was consummated on June 29, with the actual transfer of funds occurring on July 6, 2001.

For the quarter ended December 31, 2000, $150,000 of Convertible subordinated notes were converted into common stock.

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

Ability to Access the Securitization Market - Our ability to complete securitizations and other structured finance transactions depends upon a number of factors, including:

The general conditions in the credit markets,
The size and liquidity of the market for the types of receivable-backed securities that we issue or place in securitizations and
The overall financial performance of our contract portfolio.

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

Investments in Foreign and Initial Operations - In an effort to mitigate the impact of regulation and consolidation within the United States, and to expand our market, we have initiated operations internationally and have made investments in certain emerging markets. We have operations in Latin America, the United Kingdom, Spain, Germany, Italy, The Netherlands, Turkey, Australia and South Africa. We also have a joint venture based in Singapore to serve the medical equipment market in the Asia-Pacific region.

In May 1998, we entered into a joint venture, MSF Holding Ltd., with the International Finance Corporation (an affiliate of the World Bank) ("IFC"), the Netherlands Development Finance Company ("FMO") and Philadelphia International Equities, Inc., a subsidiary of First Union National Corporation. Through MSF Holding Ltd., we provide financing programs for vendors and manufacturers of diagnostic and patient treatment equipment and devices in Latin America, including Brazil, Argentina, Colombia, Venezuela and Mexico. This joint venture holding company conducts business utilizing cross-border transactions as well as through its local subsidiaries. Initially owning 59%, we increased our ownership of this joint venture holding company to 72% through an equity contribution of $10.0 million on December 31, 2000. As of June 30, 2001, the total equity in the joint venture was $30.1 million (DVI's portion was $21.8 million). As a result of this transaction, MSF Holding Ltd. has provided for the right of all shareholders to purchase from DVI until December 31, 2001, a portion of the additional equity we contributed so that each shareholder's prior economic ownership percentage may be restored. We consolidate the operations of MSF Holding Ltd. within our financial statements. Our customer base for equipment vendors within this region is private clinics, diagnostic centers and local hospitals. As of June 30, 2001, we have $43.7 million outstanding from a syndicate of banks headed by IFC and FMO.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation Adjustments - All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are reported within accumulated other comprehensive loss (a component of shareholders' equity). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Cash and Cash Equivalents - Cash and cash equivalents include highly liquid securities with original maturities of 90 days or less.

Restricted Cash and Cash Equivalents - Restricted cash and cash equivalents consist of cash and money market mutual funds that are pledged as collateral for securitizations and certain limited recourse borrowings related to direct financing leases, notes secured by equipment and operating leases.

Accounts Receivable - Accounts receivable includes advances to our serviced receivables portfolio, interest receivable on principal notes, capitalized expenses to be recovered through litigation and floating lease accrued interest receivable.

Investments - Equity securities classified as trading securities are reported at their estimated fair market value, with unrealized gains and losses included in earnings. Equity securities classified as available-for-sale securities are reported at their estimated fair market value, with unrealized gains and losses excluded from earnings and reported within accumulated other comprehensive loss (a component of shareholders' equity), net of deferred taxes. All debt securities are classified as held-to-maturity and are stated at cost. The fair value of our investments is determined by using market quotes from nationally traded exchanges. For investments in equity securities that are not publicly traded, and therefore have no readily determinable fair value, carrying amount is used to approximate fair value. The carrying value of our investments is periodically reviewed for impairment and recoverability, with writedowns recognized in the period that impairment is determined.

Investment in Direct Financing Leases and Notes Secured by Equipment - At contract commencement, we record the gross contract receivable, initial direct costs, estimated residual value of the financed equipment, if any, and unearned income of fixed payment contracts. The principal portion and initial direct costs of variable rate contracts are recorded at commencement, and interest is calculated and accrued monthly on the scheduled remaining principal balance. At June 30, 2001 and 2000, unamortized initial direct costs amounted to $14.4 million and $11.4 million, respectively. Initial direct costs, net of any fees or consideration received, are deferred and amortized over the life of the contract using the interest method, which reflects a constant effective yield.

Securitization, Recourse Credit Enhancements and Net Gain on Sale of Financing Transactions - The most important sources of permanent funding for our contracts have been securitization and other forms of structured finance. Securitization is a process in which a pool of contracts is transferred to a special-purpose financing entity that issues notes to investors. The notes are secured by a pledge of the assets or other collateral in the contract pool. Principal and interest on these notes are paid from the cash flows produced by the contract pool. In the securitizations we sponsor, equipment contracts funded through securitizations must be credit enhanced to receive an investment grade credit rating.

Credit enhancement can be provided in a number of ways, including cash collateral, letters of credit, a subordinated tranche of each individual transaction or an insurance policy. Typically, our securitizations are enhanced through subordinated tranches and cash collateral. In the equipment securitizations we have sponsored to date, we have been effectively required to furnish credit enhancement equal to the difference between the total discounted cash flows of the securitization pool and the net proceeds we receive in such a securitization. In the medical receivables securitizations we have sponsored to date, we have furnished credit enhancement through subordinated tranches, corporate guarantees and cash collateral. The majority of the credit enhancements is recorded as subordinated interests of the present value of the discounted cash flows and is repaid from their share of those future cash flows. Income from the subordinated interests is recognized over the life of the securitized receivables using the effective yield method. These credit enhancements are classified as held-to-maturity debt securities and are evaluated for potential impairment on a quarterly basis.

For accounting purposes, our securitizations are treated as either financings (on-balance sheet transactions) or sales (off-balance sheet transactions). In an on-balance sheet transaction, the contracts being securitized remain on our balance sheet as an asset for their originally contracted term and the proceeds raised are accounted for as discounted receivables in which no gain or loss is recognized. In a transfer classified as a sale, we remove the contracts from our balance sheet and recognize a gain or loss on the sale of these contracts. The previously recorded amounts are allocated between the assets sold and any retained interests, in this case recourse credit enhancements and servicing assets, based on the relative fair values on the date of transfer. Quoted market prices are generally not available for the retained interests that we record. We estimate fair value based on the present value of expected cash flows using management's best estimate of the key assumptions, which are credit losses and discount rates, commensurate with the risks involved. We believe that such assumptions are consistent with those that would be used by other market participants in determining fair value. The net proceeds received are adjusted on our balance sheet by recording the fair value of recourse credit enhancements and servicing assets. Recourse credit enhancements and servicing assets are reviewed quarterly for impairment by analyzing the current adequacy of the key assumptions and by reassessing the anticipated cash flows resulting from the retained interests.

Net Notes Collateralized by Medical Receivables - Notes collateralized by medical receivables consist of notes receivable resulting from working capital loans and other contracts made to entities in the healthcare industry.

Residual Valuation - Residual values, representing the estimated value of the equipment at the end of the lease term, are recorded in the financial statements at the inception of each fair market value lease. These amounts are estimated by management based upon its experience and judgment. In addition, we have purchased the residual value of equipment leased to local municipalities in the United Kingdom and Australia. These residuals are recorded as either the amount paid to the lessor at the inception of the contract or the present value of the amount that will be paid at the end of the contract's term.

Receivables Impairment - Impaired receivables are measured based on the present value of the expected cash flows discounted at the receivables' effective interest rate or the fair value of the collateral. A receivable is considered impaired when it becomes probable that we will be unable to collect all amounts due according to the contract terms.

Allowance for Losses on Receivables - The allowance for losses on receivables is available to absorb credit losses in our managed portfolio. Each month we evaluate the adequacy of the allowance to absorb our current estimates of credit losses that have occurred in our managed portfolio. Our evaluation is based on a continuing assessment of the specific delinquencies, historical loss experience, asset valuations, assessment of collateral and strength of guarantors, and legal options to enforce management changes or sustain legal positions. That evaluation includes estimates that may be significantly affected by changes in economic conditions or discrete events adversely affecting specific obligors. We believe that the allowance is adequate to provide for credit losses.

We generally place receivables contracts on non-accrual status (in which we halt the recognition of income) when they become seriously delinquent. At that time, we consider the range of remedies available to mitigate a probable loss. Remedies include the pursuit of underlying collateral and guarantors (including recourse to dealers and manufacturers), draws on letters of credit, and protecting our investment by taking control of a medical facility's operations and replacing its existing management. Receivables contracts are charged-off when a loss is considered probable and all reasonable remedies have been pursued. The small delinquent contracts arising from our vendor programs are generally charged-off when they become greater than 180 days delinquent. Cash received while a contract is in non-accrual status is applied only to the principal balance due with no impact to income.

Equipment on Operating Leases - Leases that do not meet the criteria for direct financing leases are accounted for as operating leases. Equipment on operating leases is recorded at cost and depreciated straight-line over its estimated useful life. The residual values for operating leases are excluded from the leased equipment's net depreciable basis. We evaluate the residual's carrying value for potential impairment each quarter and record any required changes in valuation. Rental income is recorded monthly on a straight-line basis. Initial direct costs associated with operating leases are deferred and amortized straight-line over the lease term, which approximates a constant effective yield. There were no writedowns in residual valuation during the years ended June 30, 2001, 2000 and 1999.

Repossessed Assets - Repossessed assets result from taking possession of collateral, through foreclosure or other proceedings, in satisfaction of defaulted contracts, and are recorded at the lower of their historical cost or estimated realizable value. Realizable value is the asset's fair market value less the costs associated with the maintenance and eventual disposal of the equipment. Any difference between this realizable value and the equipment's historical cost is charged off against the allowance for losses on receivables at the time of repossession. The assets are reviewed periodically and adjusted quarterly for adverse changes to their realizable value.

Furniture and Fixtures - Furniture and fixtures are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives (generally five years).

Goodwill - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions. Goodwill amortization was $1.0 million, $1.3 million and $0.9 million for the years ended June 30, 2001, 2000 and 1999, respectively. We evaluate the recoverability of our goodwill separately for each applicable business acquisition quarterly. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, impairment for the excess is recorded at that time. No impairments to goodwill were recorded for the years presented.

Servicing Assets - For those securitizations that are treated as sales, we retain the obligation to service the individual contracts although they are removed from our balance sheet at the time of sale. We are compensated for these services under contractual terms, which include our receipt of a servicing fee, late charges, and ancillary revenue that we believe would more than adequately compensate a substitute servicer. We recognize as a servicing asset the excess of that compensation received over amounts that would otherwise be paid to an independent third party to perform this specific type of servicing. The amount of unamortized servicing assets recorded at June 30, 2001 was $8.8 million. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed quarterly for impairment based on estimated fair value.

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

Amortization of Finance Income - Amortization of finance income primarily consists of three categories:

Income on fixed payment equipment transactions
Income on variable rate equipment transactions and
Income on notes collateralized by medical receivables

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

Other Income - Other income is accrued when earned and consists primarily of medical receivables fees, late fees, net service fee income, contract fees and penalties, income realized from customer warrants not related to current lending activities, and consulting and advisory fees. Revenue from medical receivables fees, late fees, net service fee income, and contract fees and penalties are recorded when earned according to signed contractual terms. Revenue from investment advisory services is recorded when the services are rendered, when the fair value of our interest can be reasonably established and when collection is estimated to be short-term (within 90 days). See Note 9 for a summary of other income.

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

Stock Options - We apply Accounting Principles Board Opinion No. 25 and related interpretations for accounting for our stock option plans. Accordingly, we record no compensation expense for the granting of stock options to our employees and directors. The fair value of stock options granted to consultants, however, is recorded as an expense over the service or vesting period. See Note 13 for a summary of the activity under our stock option plans.

Hedging Instruments - We use various interest rate contracts such as forward rate agreements and interest rate swaps to manage our interest rate risk from our floating rate liabilities and anticipated securitization and sale transactions. No contracts are held for trading purposes. All derivatives are recorded on the balance sheet at fair value and are marked to fair value on a quarterly basis. The change in the fair value of a derivative that does not qualify for hedge accounting is recognized through earnings. The change in the fair value of a derivative that does qualify for hedge accounting is recognized according to the type of hedge:

  Fair value hedge - the change in the fair value of the derivative is recognized through the income statement along with the fair value adjustment to the underlying hedged asset or liability.

  Cash flow hedge - the change in the fair value of the derivative is recognized as an adjustment to accumulated other comprehensive loss (a component of shareholders' equity).

  Net investment in foreign operations hedge - the change in the fair value of the derivative is included in the cumulative translation adjustment.

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

Reclassifications and Restatements - Certain amounts as previously reported have been reclassified to conform to the year ended June 30, 2001 presentation.

Note 3. Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. Management does not expect the adoption of SFAS 141 to have an impact on the financial position, results of operations or cash flows of the Company. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for our fiscal year beginning July 1, 2001. Upon adoption of SFAS 142, we will stop the amortization of goodwill with a net carrying value of $8.9 million at the date of adoption and annual amortization of approximately $1.0 million that resulted from business combinations completed prior to the adoption of SFAS 141. We have evaluated the carrying value of our goodwill under the SFAS 142 transitional impairment test and have determined that there is no impairment loss.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125. SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities without amendment. We adopted the disclosure requirements of SFAS No. 140 on December 31, 2000, as required. All other provisions of SFAS No. 140 were adopted after March 31, 2001, as required by the standard.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000 and does not permit retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. Generally, increases or decreases in the fair value of derivative instruments will be recognized as gains or losses in earnings in the period of change. If certain conditions are met, where the derivative instrument has been designated as a fair value hedge, the hedged item will also be marked to market through earnings thus creating an offset. If the derivative is designated and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument will be recorded in accumulated other comprehensive loss (a component of shareholders' equity). If the derivative is designated as a hedge of a net investment in foreign operations, changes in the fair value of the derivative will be recorded as cumulative translation adjustments.

On July 1, 2000, we adopted SFAS 133. The recognition of the fair value of all freestanding derivative instruments resulted in recording liabilities in the amount of $260,000. The transition adjustment for derivatives in cash flow hedges was to record a liability of $380,000 and was recognized as a cumulative-effect-type adjustment in accumulated other comprehensive loss. The transition adjustment for derivatives in fair value hedges was to record an asset of $56,000 and was recognized as a cumulative-effect-type adjustment to net income. This adjustment was offset by the adjustment of the carrying value of the hedged assets. The transition adjustment for derivatives in hedges of net investments in foreign operations was to record a liability of $88,000 and was recognized as a cumulative-effect-type adjustment in cumulative translation adjustments.

The majority of our assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of our assets and liabilities exposes us to interest rate risk when interest rates fluctuate. To manage our interest rate risk, we employ a hedging strategy using derivative financial instruments.

Our equipment loans are structured and permanently funded on a fixed-rate basis, but we use line-of-credit "warehouse" facilities until the permanent funding is obtained. Since funds borrowed through these warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise and increase our borrowing costs. We manage this exposure through interest rate swaps or interest rate caps whereby we effectively change the variable borrowing cost to a fixed borrowing cost. These types of hedges are considered cash flow hedges.

In addition, when we originate equipment loans, we base our pricing in part on the spread we expect to achieve between the interest rate we charge our equipment loan customers and the effective interest cost we will pay when we permanently fund those loans, usually through securitization. Increases in interest rates that increase our permanent funding costs between the time the loans are originated and the time they are securitized could narrow, eliminate or even reverse this spread. We manage this exposure using forward start interest rate swaps to effectively fix the benchmark-pricing index of our forecasted securitization transactions. These types of hedges are considered cash flow hedges.

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

At June 30, 2001, we held the following derivative positions to manage our interest rate risk:

(in thousands of dollars)	Notional Amount	Fair Value

Cash Flow Hedges:
Interest rate swaps	$115,964.3	$ (237.0)

Fair Value Hedges:
Interest rate swaps	$ 13,269.0	$ (191.1)

In the next twelve months, we are forecasting to complete two domestic equipment securitizations. When these securitizations are completed, the fair value adjustments in accumulated other comprehensive loss will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale. If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate. If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate. When the forecasted securitizations close, we currently expect $2,983 in fair value adjustments to be reclassified from accumulated other comprehensive loss into earnings.

The maximum length of time that we are hedging the exposure of our future cash flows for forecasted transactions is through November 7, 2005.

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

At June 30, 2001, we held the following derivative positions to manage our foreign currency exposure:

(in thousands of dollars)	Notional Amount	Fair Value

Net Investment in Foreign Operations Hedges:
Foreign currency denominated forward rate agreements	$ 5,094.0	$ (1.8)

Gains totaling $799,023 were reported in cumulative translation adjustments for the year ended June 30, 2001.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the projected change in the value of the hedged item and the projected change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable. High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness as defined by SFAS 133 is recognized in the income statement. When options are used for hedging, the time value of the option is excluded from this effectiveness assessment. For the year ended June 30, 2001, there was a decline in fair value of $170,958 due to hedge ineffectiveness on cash flow hedges. This decrease was recognized in other income.

Accumulated Derivative Loss

The following table summarizes activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges that we held for the year ended June 30, 2001:

(in thousands of dollars, net of deferred taxes)
Beginning balance, July 1, 2000	$ (228)
Losses reclassified into earnings	1,436
Change in fair value of derivatives	(2,344)
Accumulated derivative loss included in accumulated other comprehensive loss as of June 30, 2001	$(1,136)

Note 4. Investment in Direct Financing Leases and Notes Secured by Equipment or Medical Receivables and Equipment on Operating Leases

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

Information regarding scheduled collections for direct financing leases, notes secured by equipment or medical receivables and operating leases is as follows:

(in thousands of dollars) Year Ended June 30,	Direct Financing Leases and Notes Secured by Equipment or Medical Receivables	Scheduled Rents on Operating Leases	Total Receivables

2002	$627,590	$2,960	$630,550
2003	258,635	2,788	261,423
2004	187,235	1,727	188,962
2005	125,011	945	125,956
2006	66,717	465	67,182
Thereafter	30,880	—	30,880

Subtotal	1,296,068	8,885	1,304,953
Equipment residual value	62,157	—	62,157

Total	$1,358,225	$8,885	$1,367,110

The total receivables balance is comprised of notes primarily secured by equipment (43.8%), direct financing leases (37.2%), medical receivables (18.3%) and scheduled rents on operating leases (0.7%). We are exposed to credit risk on these receivables. At June 30, 2001, the top ten obligors represented 9.08% of the portfolio. Geographic concentration for the top five states was Texas (8.6%), California (8.0%), New York (6.3%), Florida (5.9%) and New Jersey (5.0%). International contracts (those outside the 50 United States) represented 25.1% of the portfolio.

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

During the years ended June 30, 2001, 2000 and 1999, we sold receivables to third parties realizing gains of $37.1 million (net of provision for credit losses of $2.4 million), $25.7 million and $29.8 million, respectively. In connection with our sales, we have retained subordinated interests in the receivables totaling $51.0 million and $43.2 million at June 30, 2001 and 2000, respectively. Valuations of our retained interests in securitizations (recourse credit enhancements) at the date of sale and at each reporting period are based on discounted cash flow analyses using our best estimates of market assumptions. There can be a wide range in market assumptions that are used by participants in the market to value such assets, including discount rate, prepayment, loss frequency and loss severity assumptions. Accordingly, our estimate of fair value is subjective. Under the sale agreements, we are at risk for losses on the receivables up to our subordinated interests. Once repurchased or substituted such leases are included within our portfolio and all managed net financed assets are evaluated within the allowance for losses on receivables.

The following represents a summary of the major components of our retained interests in securitizations (recourse credit enhancements):

	Year Ended June 30,

(in thousands of dollars)	2001	2000

Balance, beginning of year	$43,222	$62,106
Principal payments	(13,029)	(14,715)
Additions	47,498	35,354
Reduction in required advance rate	(26,685)	(39,523)

Balance, end of year	$51,006	$43,222

At June 30, 2001, receivables amounting to $655.9 million were assigned as collateral for long-term debt.

The following is an analysis of the allowance for losses on receivables:

	Year Ended June 30,
(in thousands of dollars)	2001	2000	1999

Balance, beginning of year	$14,307	$12,279	$9,955
Provision for losses on receivables and securitizations	11,160	9,477	6,301
Allowance assumed in business acquisition	—	—	1,368
Net charge-offs	(9,534)	(7,449)	(5,345)

Balance, end of year	$15,933	$14,307	$12,279

The increase in the provisions for loss during fiscal years 2001 and 2000 reflects higher levels of charge-offs during the year and higher estimates of credit losses within the managed portfolio. Recoveries on receivables previously charged off were $1.2 million, $1.0 million and $0.2 million for each of the years ended June 30, 2001, 2000 and 1999, respectively.

The net investment of non-performing contracts, including the managed portfolio, on which income recognition was suspended, was $67.5 million and $67.1 million at June 30, 2001 and 2000, respectively. Income recognized and cash received during fiscal 2001 on contracts classified as non-performing at June 30, 2001 totaled $1.4 million and $0.5 million, respectively. Cash collected on all non-accrual contracts is applied to the net investment.

Note 5. Investments

The following represents a summary of investments and associated receivables held as of June 30, 2001 and 2000:

(in thousands of dollars)

			Year Ended June 30, 2001
Investee	Classification	Date Acquired	Total Investment	Total Receivables

OnCure (Operator of radiation therapy centers)	Cost	Mar 1999	$7,500	$4,454
Primedex Health Systems (Diagnostic Img. Centers)	Cost	Nov 2000	5,542	—
Medical Resources (Diagnostic Imaging Centers)	Cost	Feb 2001	5,471	—
Corvis (Optical Communications Systems)	Avail-for-sale	Jan 2001	3,136	—
Asiamedic (Operator of MRI center)	Equity	Sep 1999	829	—
Claimsnet (Online healthcare transaction processor)	Avail-for-sale	Oct 1998	239	—
Other	Various	Various	1,476	3,663

Total			$24,193	$8,117

(in thousands of dollars)
			Year Ended June 30, 2000
Investee	Classification	Date Acquired	Total Investment	Total Receivables

OnCure (Operator of radiation therapy centers)	Cost	Mar 1999	$ 7,500	$ 2,107
Cisco Systems (Internet/hardware solutions)	Trading	Nov 1999	912	—
Asiamedic (Operator of MRI center)	Equity	Sep 1999	890	—
Claimsnet (Online healthcare transaction processor)	Avail-for-sale	Oct 1998	325	—
Other	Various	Various	489	3,675

Total			$ 10,116	$ 5,782

We had receivables from and investments in OnCure Technologies Corporation ("OnCure") (formerly U.S. Cancer Care) totaling $12.0 million included on our balance sheet at June 30, 2001. We serviced receivables from OnCure of $15.0 million that were not included in our balance sheet.

During the quarter ended December 31, 2000, $5.5 million was reclassified from contract receivables to investments to reflect the value of preferred shares of Primedex stock received for payment of a promissory note.

During the quarter ended March 31, 2001, $5.5 million was reclassified from contract receivables to investments to reflect the value of common shares of Medical Resources stock received for repayment of a contract.

Management has reviewed the value of the collateral that secures these contracts and believes that there is sufficient collateral to cover the contracts outstanding.

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

Corvis Corporation Warrants

Beginning in July 1999, we made certain loans to Corvis Corporation (Nasdaq: CORV) for which we received warrants to acquire an aggregate of 737,900 shares of Corvis common stock at a price of $0.76 per share. There was a 180-day lock-up on the exercise of these warrants that prohibited us from selling or otherwise disposing of them before January 24, 2001. This provision affected the warrants' liquidity, and as a result, the warrants were accorded a lower value than similar securities without such a transferability restriction. The fair market value of the warrants was adjusted using a value determined by an independent professional appraiser to reflect the price at which the warrants would have changed hands between willing buyers and sellers subject to the lock-up provision. We recognized the value of the warrants to be $15.0 million, classified as deferred loan fees. This amount was scheduled to be amortized into income over the life of the underlying loans. Upon the early repayment of the loans in November 2000, the remaining unamortized loan fees were recognized as income.

On July 1, 2000, we adopted SFAS 133, which classified the warrants as derivatives and required them to be recorded in our financial statements at fair value. At September 30, 2000, the increase in the warrant's fair market value was $15.0 million reflecting the consummation of Corvis' initial public offering and the subsequent active trading of the stock. This adjustment to the warrants' carrying value to reflect fair value was recorded in income. The total estimated fair value of $30.0 million for the warrants at that date was included on our balance sheet under Investments. At December 31, 2000, the estimated fair value adjustment resulted in a $13.0 million decrease in the value of the warrants to $17.0 million.

Effective January 1, 2001, DVI elected to convert the warrants to common stock and hold the shares as an available-for-sale investment. After executing a cashless exercise on January 24, 2001, DVI received 714,453 shares of Corvis common stock.

Quarterly market value adjustments at March 31, 2001 and June 30, 2001 resulted in $12.0 million and $1.9 million decreases, respectively, in the value of the common stock. Subsequent to June 30, 2001, the market value of our investment in Corvis remained significantly below its fair value of $17.0 million at December 31, 2000. We believe that this decline is temporary in nature. We will continue to evaluate whether this investment is permanently impaired. Should we conclude that the decline in value is other than temporary, we will record a loss in other income at that time. At June 30, 2001, the stock is valued at $3.1 million and is included under Investments on our balance sheet.

Note 6. Retained Interests from Sales of Receivables

During fiscal years 2001 and 2000, we recognized new servicing assets of $5.5 million and $8.1 million, respectively. The total unamortized servicing assets were $8.8 million at June 30, 2001 and $6.3 million at June 30, 2000. The amortization of new and existing servicing assets was $3.0 million and $1.8 million for fiscal years 2001 and 2000, respectively. Servicing assets are assessed quarterly for impairment based on estimated fair value. Fair value is approximated based on management's estimates of the future revenues and the estimated market assumptions for costs to service, anticipated average lives and discount rates. The fair value of the servicing assets was $9.1 million at June 30, 2001 and $6.9 million at June 30, 2000. Servicing assets are stratified by asset type for purposes of evaluating potential impairment. There was no impairment of the servicing assets at June 30, 2001 and June 30, 2000.

During fiscal years 2001 and 2000, we sold direct financing leases and notes secured by equipment into securitization companies and recognized pretax gains of $37.1 million and $25.7 million, respectively. In all of these securitizations, we retained servicing responsibilities and subordinated interests. We receive annual servicing fees of 0.45% of the outstanding balance and rights to future cash flows arising after the investors in the securitizations have received the return for which they contracted. The investors have no recourse to other assets of DVI for failure of obligors to pay when due. Our retained interests are subordinate to investor's interests.

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization during fiscal year 2001 were anticipated credit losses at 0.40% per annum and a discount rate of 10%. There is no prepayment risk due to the nature of our contracts, and weighted average life assumptions would not have a material effect on the sensitivity analysis. Our contracts are non-cancelable by our customers. If we decide to permit a prepayment, our contracts require make-whole payments. There is no interest rate risk since both the securitization bonds and underlying assets have fixed rates.

At June 30, 2001, the key economic assumptions and the sensitivity of the current value of retained interest cash flows to immediate 20% and 40% adverse changes in those assumptions are as follows:

(in millions of dollars)	Current	20%	40%

Carrying amount of retained interests	$51.0
Expected credit losses (annual rate)	0.40%	$ (1.0)	$ (1.9)
Residual cash flows discount rate (annual)	10.0%	(1.1)	(2.1)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 20% variation in assumptions generally cannot be extrapolated because the relationship between a change in assumption and its effect on fair value may not be linear. In addition, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing the other assumption; in reality, a change in one factor may change the other, which might magnify or counteract the sensitivities.

Static pool losses are calculated by dividing the sum of the actual and projected future credit losses by the original balance of each pool of assets. At June 30, 2001, static pool losses were 0.40% for assets securitized in fiscal years 1999, 2000 and 2001. We exercised our right to repurchase delinquent loans from the securitizations and therefore the actual losses were not incurred in the securitization pools.

The table below summarizes certain cash flows received from and paid to securitization companies during the year ended June 30, 2001:

(in millions of dollars)

Proceeds from new securitizations	$ 445.7
Servicing fees received	3.8
Cash flows received on retained interests	15.9
Purchases of delinquent assets	(13.6)
Servicing advances	(28.2)
Repayments of servicing advances	21.3

The following table presents historical loss and delinquency information for the total managed portfolio for the year ended June 30, 2001:

(in millions of dollars)	Total Principal Amount	61+ Days Past Due	Average Balance	Net Credit Losses

Type of Contracts
Direct finance leases and notes secured by equipment	$ 2,024.8	$ 104.9	$ 1,840.9	$ 9.5
Notes secured by medical receivables	248.4	—	249.2	—

Total managed portfolio	$ 2,273.2	$ 104.9	$ 2,090.1	$ 9.5

Comprised of:

Securitized contracts	$ 1,531.6	$ 22.1

Other contracts held in portfolio	$ 741.6	$ 82.8

Note 7.  Other Assets

The following represents a summary of the major components of other assets:

	Year Ended June 30,
(in thousands of dollars)	2001	2000

Unamortized debt issuance costs	$ 14,424	$ 12,613
Prepaid expenses	6,133	6,096
Refunds due on foreign taxes paid	5,187	1,646
Miscellaneous	2,357	4,023

Total other assets	$ 28,101	$ 24,378

Note 8. Interest Bearing Debt

Warehouse Facilities - The following summarizes our warehouse lines of credit at June 30, 2001:

(in millions of dollars)

Type of Facility	Country	Line of Credit	Rate at June 30, 2001 (1)	Maturity Date

Equipment	U.S.	$ 152.5	LIBOR + 1.375%	2/28/2002
Equipment	U.S.	150.0	LIBOR + 0.80%	12/15/2001
Equipment	U.S.	25.0	LIBOR + 2.75%	12/31/2001
Equipment	U.S.	5.0	Prime	12/31/2001
Equipment	U.S.	5.0	Prime - 0.375%	8/23/2002
Equipment	U.S.	2.3	LIBOR + 2.35%	8/6/2001	(2)

		339.8

Equipment	Asia	40.0	Various	12/18/2001
Equipment	Asia	30.0	LIBOR + 1.25%	6/26/2002
Equipment	Italy	20.5	Various	Various
Equipment	Europe	14.4	Euribor + 1.50%	12/18/2001
Equipment	Germany	12.7	Euribor + 1.25%	12/31/2001
Equipment	Europe	10.9	LIBOR + 1.75%	Various
Equipment	Australia	10.0	BBSY + 1.375%	8/29/2001
	Germany/
Equipment	Eastern Europe	9.7	Euribor + 1.0%, 2.0%	9/30/2001
Equipment	Asia	5.0	TIBOR + 2.25%	8/15/2001
Equipment	Spain	1.3	MIBOR + 1.00%	6/15/2002
Equipment	S. Africa	1.2	Prime Overdraft	6/30/2002

		155.7

Medical Receivables	U.S.	80.0	LIBOR + 1.75%	11/30/2001
Medical Receivables	U.S.	3.0	LIBOR + 4.50%	8/15/2001	(3)

		83.0

Total lines of credit		$ 578.5

(1)	The LIBOR (or country equivalent rates) charged under our lines of credit ranged from 3.84% to 5.08% at June 30, 2001. The Prime rate was 6.75% at June 30, 2001.
(2)	Renewed through 8/6/2002.
(3)	Renewed for an additional month and expected to be renewed further.

Long-term Debt - The discounted receivables are direct financing lease obligations, notes secured by equipment and medical receivables that were securitized and offered to investors primarily on a limited or nonrecourse basis. They are primarily collateralized by the underlying equipment and medical receivables.

Future annual maturities of discounted receivables are as follows:

(in thousands of dollars)

Year Ended June 30,

2002	$ 191,785
2003	180,254
2004	64,434
2005	37,506
2006	14,380
Thereafter	2,012

Total	$ 490,371

All of the discounted receivables have been permanently funded through 11 structured transactions that were initiated during fiscal years 1995 through 2001. Debt under these securitizations is limited recourse and bears interest at fixed rates ranging between 4.28% to 10.85% and floating interest rates ranging between 0.35% and 7.35% over 30-day LIBOR. We service all of these receivables. The related securitization agreements contain various recourse provisions that require us to comply with certain servicing requirements and maintain limited cash collateral or residual interests.

We have convertible subordinated notes outstanding of $13.8 million and $13.9 million at June 30, 2001 and 2000, respectively. The notes are convertible into common shares at $10.60 per share at the discretion of the noteholders, bear interest at a rate of 9 1 /8% payable in quarterly installments of interest only and mature in June 2004. During the year ended June 30, 2001, $150,000 of these notes was converted into 14,150 shares of DVI common stock. There were no conversions in each of the three years ended June 30, 2000, 1999 and 1998. During the year ended June 30, 1997, $600,000 of these notes was converted into 56,603 shares of DVI common stock. Cumulatively, $1.3 million of these notes have been converted into 117,922 shares of DVI common stock.

On January 30, 1997, we completed a public offering of $100.0 million principal amount of 9 7 /8% Senior Notes due 2004 ("Senior Notes"). The agreement with respect to the Senior Notes contains, among other things, limitations on our ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits us from incurring additional indebtedness unless certain financial ratio tests are met. Interest on the notes is payable semiannually on February 1 and August 1 of each year. The Senior Notes will be redeemable at our option in whole or in part at any time on or after February 1, 2002 at specified redemption prices. On December 16, 1998, we completed another public offering of $55.0 million principal amount of 9 7 /8% Senior Notes due 2004 under substantially the same terms.

We have facilities totaling $1.5 million outstanding with a foreign bank to fund a portfolio of equipment contracts in Turkey and another $8.0 million outstanding from an unsecured facility for general corporate purposes.

In addition, we have investment agreements with two shareholders, the International Finance Corporation (an affiliate of the World Bank) ("IFC") and the Netherlands Development Finance Company ("FMO"), which provide for the borrowing of $15.0 million and $10.0 million respectively. Borrowings under this loan bear interest at 2.75% over the six-month LIBOR, payable semiannually in arrears. Full principal loan repayment is due May 15, 2005. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to IFC and FMO.

The agreements also provide for syndicated borrowings from IFC and FMO, for which we had $18.7 million outstanding at June 30, 2001. Borrowings under this loan bear interest at 3.25% over the six-month LIBOR, payable semiannually in arrears. Principal loan repayment commenced on November 15, 2000 and is to be paid in full on May 15, 2003. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to IFC and FMO.

In November 2000, we entered into an agreement with Deutsche Investitions - und Entwicklungsgesellschaft mbH ("DEG"), a German Development Bank. The agreement provides for the borrowing of 15.0 million Euros, for which we had 11.0 million Euros ($9.3 million) outstanding at June 30, 2001. Borrowings under this loan bear interest at 3.625% over the six-month Euribor, payable semiannually in arrears. Principal loan repayment will commence on May 15, 2003 and is to be paid in full on May 15, 2006. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to DEG.

In April 2001, we entered into an agreement with the Bank of Montreal for Latin American financing that was backed by a comprehensive insurance policy issued by Exporters Insurance Company, Ltd. The insurance policy covers 95% of the principal and interest payments. The insurance coverage requires an upfront premium payment for Latin American countries of 2.25% per annum (2.75% for Colombia and Venezuela) on the limit of liability at each payment date under the individual contracts covered. The limit of liability is defined as the remaining principal and interest flows at a certain payment date. The loan agreement provides for a borrowing of $25.0 million, for which we had $2.1 million outstanding as of June 30, 2001. The initial funding period ends October 2002. Principal amortization occurs through October 2007 with full repayment of the unamortized balance due at termination. Borrowings under this loan bear interest at 1.50% over the 30-day LIBOR, payable monthly in arrears.

In June 2001, we entered into a secured exchangeable note financing agreement with J.E. Matthew, LLC. The agreement provides for borrowings of $12.0 million, for which we had $9.0 million outstanding at June 30, 2001. Borrowings under this loan bear interest at 9.5%, payable monthly in arrears. Principal loan repayment will commence on August 1, 2001 and is to be paid in full on November 30, 2004. In lieu of cash payments, we have the option to exchange amounts due under the note into shares of DVI common stock subject to certain conditions.

As of June 30, 2001, management believes that the Company was in compliance with the financial covenants of these agreements.

Our principal warehouse facility prohibits DVI Financial Services, our principal operating subsidiary, from paying cash dividends. In addition, the agreement with respect to our Senior Notes and Convertible Subordinated Notes places limitations on the payment of dividends by the Company and its subsidiaries.

The following chart summarizes interest-bearing credit facilities as of June 30, 2001 and 2000:

		As of June 30, 2001		As of June 30, 2000
(in thousands of dollars)	Maturity	Balance	Rate	Balance	Rate

Short-term Debt:
Warehouse facilities (1)	2001-2002	$340,195	7.34%	$ 306,610	7.68%

Long-term Debt:
Discounted receivables	2002-2008	$490,371	8.12%	$ 424,759	7.82%
9 7 /8% Senior notes	2004	155,000	10.85%	155,000	10.85%
Other debt	2002-2007	85,134	10.33%	71,168	9.56%
Convertible sub notes	2004	13,750	9.96%	13,900	9.96%

Total long-term debt		$744,255		$ 664,827

(1) $578,483 and $677,211 were available at June 30, 2001 and 2000, respectively.

Note 9.  Other Income

The following represents a summary of the major components of other income:

	Year Ended June 30,
(in thousands of dollars)	2001	2000	1999

Medical receivables fees	$ 4,828	$ 5,388	$ 4,661
Late fees	2,218	3,296	1,917
Net service fee income	1,495	2,102	3,135
Contract fees and penalties	874	1,118	1,234
Preferred stock dividends received on investments	737	725	134
Consulting and advisory fees	543	4,188	3,774
Contract placement fees	503	350	174
Gains from asset disposals	272	584	201
Commitment and referral fees	27	595	524
Income realized from customer warrants (1)	(119)	11,830	1,740
Miscellaneous	(196)	280	2,513

Total other income	$11,182	$ 30,456	$ 20,007

(1) Not related to current lending activities.

Note 10.    Selling, General and Administrative Expenses

The following represents a summary of the major components of selling, general and administrative expenses (“SG&A”), net of initial direct costs:

	Year Ended June 30,

(in thousands of dollars)	2001	2000	1999

Salaries and benefits	$17,778	$17,774	$14,308
Outside services	9,745	7,551	6,018
Equipment	3,470	2,897	2,860
Building costs	3,695	2,690	2,139
Travel and entertainment	2,722	2,432	2,070
Other	4,847	5,358	4,134

Total SG&A	$42,257	$38,702	$31,529

Note 11.    Income Taxes

The provision for income taxes is comprised of the following:

	Year Ended June 30,

(in thousands of dollars)	2001	2000	1999

Current taxes payable (refundable)	$7,368	$2,602	$(3,083)
Foreign	2,097	2,213	1,161
Deferred	5,627	13,788	17,303

Total	$15,092	$18,603	$15,381

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to earnings from continuing operations is as follows:

	Year Ended June 30,

(in thousands of dollars)	2001		2000		1999

	$	%	$	%	$	%

Provision for income taxes at the federal statutory rate	11,735	35.0	14,715	35.0	12,267	35.0
State income taxes, net of federal tax benefit	1,700	5.1	2,005	4.8	1,676	4.8
Foreign taxes, net of federal tax benefit	1,363	4.1	1,438	3.4	755	2.2
Limitation on utilization of foreign losses	228	0.7	371	0.9	503	1.4
Other	66	0.2	74	0.2	180	0.5

Total	15,092	45.1	18,603	44.3	15,381	43.9

Earnings before minority interest, equity in net income (loss) of investees, and provision for income taxes consist of the following:

	Year Ended June 30,

(in thousands of dollars)	2001	2000	1999

Domestic	$33,714	$42,071	$34,261
Foreign	(651)	(93)	670

Total	$33,063	$41,978	$34,931

The major components of our net deferred tax liability of $50.4 million at June 30, 2001 and 2000 are as follows:

	Year Ended June 30,
(in thousands of dollars)	2001	2000

Accumulated depreciation	$69,656	$51,523
Deferred gain on financing transactions	29,554	21,822
Net unrealized gains on security transactions	6,036	3,800
Other	1,062	1,242

Total deferred tax liability	106,308	78,387

Deferred recognition of lease income	37,798	13,130
Allowance for losses on receivables	5,787	4,221
Hedging activities (included in accumulated other
comprehensive loss)	760	—
Unrealized securities losses (included in accumulated other
comprehensive loss)	4,961	70
Net operating loss carryforward	1,708	7,240
Alternative minimum tax credit carryforward	2,282	—
Other	2,622	3,312

Total deferred tax asset	55,918	27,973

Total net deferred tax liability	$50,390	$50,414

The Federal net operating loss carryforward of $3.2 million expires in year 2021. The alternative minimum tax credit carryforward has an unlimited carryforward period.

Note 12.   Shareholders’ Equity

In October 1999, we granted options to purchase 10,000 shares of DVI common stock at an exercise price of $13.50 per share as an incentive to a marketing and public relations firm. The options will be fully vested on October 29, 2002 and will expire on October 29, 2009.

In July 1999, October 1998 and August 1997, we issued options to purchase a total of 125,000, 75,000 and 50,000 common shares at $16.9375, $15.00 and $15.3125 per share, respectively, to directors of the Company. We record no compensation expense on these transactions. The options vest at various dates through July 2002 and will expire through July 2009.

In June 1997, we granted options to purchase 100,000 shares of DVI common stock at an exercise price of $13.50 per share as compensation to a financial advisory firm. The options are fully vested and are exercisable for a period of five years from the date of grant.

Prior to June 30, 1998, we issued warrants to purchase a total of 80,000 common shares at prices between $7.625 and $8.375 per share to all directors. During fiscal 2001, 20,000 shares at $8.375 were exercised. During fiscal 2000, none of these warrants were exercised. During fiscal 1999, 20,000 shares at $7.625 were exercised. As of June 30, 2001, all of the 80,000 warrants have been exercised.

In June 1994, we issued convertible subordinated notes to related and unrelated parties that are convertible at the option of the holder into 1,415,094 shares of common stock at $10.60 per share. During the year ended June 30, 2001, $150,000 of these notes was converted into 14,150 shares of DVI common stock. There were no conversions to common stock during each of the fiscal years ended June 30, 2000, 1999 and 1998. As of June 30, 2001, cumulative conversions of these notes were $1.3 million into 117,922 shares of common stock.

Note 13.   Stock Option Plan and Incentive Agreement

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

The following table summarizes the activity under the plans for the periods indicated:

			Weighted Average
	Options	Exercise Price	Exercise Price
	Outstanding	Per Share	Per Share

Outstanding at June 30, 1998	1,411,451	$ 4.06 — $ 25.06	$13.79
Granted	795,800	13.94 — 22.50	15.94
Exercised	(68,250)	5.00 — 18.06	12.79
Canceled	(81,368)	15.19 — 22.00	20.37

Outstanding at June 30, 1999	2,057,633	$ 4.06 — $ 25.06	$14.41
Granted	876,000	13.50 — 17.19	16.76
Exercised	(54,366)	4.06 — 15.50	10.31
Canceled	(101,202)	14.63 — 22.50	17.72

Outstanding at June 30, 2000	2,778,065	$ 5.00 — $ 25.06	$15.11
Granted	351,400	13.96 — 19.56	15.95
Exercised	(79,980)	5.00 — 16.94	11.71
Canceled	(227,002)	14.63 — 25.06	17.92

Outstanding at June 30, 2001	2,822,483	$ 5.50 — $ 20.63	$15.09

The following table summarizes stock options outstanding at June 30, 2001:

					Weighted Avg.
	Number of	Outstanding	Number of	Exercisable	Remaining
	Options	Weighted Average	Options	Weighted Average	Contractual Life
Range of Exercise Price	Outstanding	Exercise Price	Exercisable	Exercise Price	(Years)

$ 5.50 — $ 13.50	506,984	$10.96	500,317	$10.92	3
13.88 — 15.19	223,167	14.45	156,328	14.53	7
15.31 — 15.31	396,700	15.31	396,700	15.31	6
15.50 — 15.50	604,100	15.50	402,920	15.50	7
16.00 — 16.81	290,300	16.05	10,532	16.16	9
16.94 — 16.94	723,732	16.94	241,772	16.94	8
17.00 — 20.63	77,500	18.75	55,666	18.77	7

	2,822,483	$15.09	1,764,235	$14.38	7

If compensation cost for our stock option plan had been determined based on the fair value at the date of awards consistent with the fair value method described in SFAS No. 123, our net income, basic earnings per share, and diluted earnings per share would be reduced to the following proforma amounts at June 30, 2001, 2000 and 1999:

	Year Ended June 30,

(in thousands of dollars, except share data)	2001	2000	1999

Net earnings	$15,708	$19,061	$17,000

Basic earnings per share	$1.10	$1.34	$1.21

Diluted earnings per share	$1.04	$1.27	$1.13

Significant assumptions used to calculate the fair value of awards for June 30, 2001, 2000 and 1999 are as follows:

	Year Ended June 30,

	2001	2000	1999

Weighted average risk-free rate of return	5.9%	5.8%	5.4%
Expected option life (in months)	60	60	60
Expected volatility	46%	45%	63%
Expected dividends	—	—	—

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

Note 14.   Reconciliation of Earnings per Share Calculation

	Year Ended June 30,
(in thousands of dollars except per share data)	2001	2000	1999

Basic

Income available to common shareholders	$18,435	$23,442	$19,668
Average common shares	14,287	14,210	14,108

Basic earnings per common share	$1.29	$1.65	$1.39

Diluted

Income available to common shareholders	$18,435	$23,442	$19,668
Effect of dilutive securities:
Convertible debentures	731	736	736

Diluted income available to common shareholders	$19,166	$24,178	$20,404

Average common shares	14,287	14,210	14,108
Effect of dilutive securities:
Convertible debentures	1,301	1,311	1,311
Options	173	184	255
Warrants	3	9	12

Diluted average common shares	15,764	15,714	15,686

Diluted earnings per common share	$1.22	$1.54	$1.30

Note 15.   Related Party Transactions

Our principal executive offices located in Jamison, Pennsylvania are leased from a party related to a shareholder and director of the Company. The lease commenced in July 2000. Previously, our executive offices located in Doylestown, Pennsylvania were leased from the same related party. We recorded rent expense under these leases of $1.0 million, $434,802 and $447,074 for the years ended June 30, 2001, 2000, and 1999, respectively.

At June 30, 2001 and 2000, receivables in installments from entities in which we have a controlling investment interest totaled $3.4 million.

As of June 30, 2001 and 2000, we had loans receivable from Company officers and employees totaling $1.0 million and $1.6 million, respectively.

As of June 30, 2001 and 2000, we had convertible subordinated notes totaling $9.6 million due to related parties.

Note 16. Commitments and Contingencies

Facility Leases - We lease our facilities under noncancelable operating leases with terms in excess of one year. The lease for our principal facility expires in July 2010. Rent expense for all of our domestic and international office space for the years ended June 30, 2001, 2000 and 1999 amounted to approximately $2.9 million, $2.3 million and $1.8 million, respectively. Future minimum lease payments under these leases are as follows:

(in thousands of dollars)

Year Ended June 30,	Future Minimum Lease Payments

2002	$2,510
2003	2,222
2004	1,869
2005	1,361
2006	1,287
Thereafter	4,706

Total	$13,955

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

We have $255.0 million available under a credit facility with the option to sell to it certain equipment contracts. As of June 30, 2001, $131.8 million was sold to this facility. Our obligations under this facility include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

We have credit lines of $4.3 million available from four foreign banks, of which $4.3 million was used as of June 30, 2001 to provide for the future payment of guarantees made by DVI Europe, a branch office of DVI Financial Services. We record the present value of the future obligation as an asset within receivables and the corresponding liability within other liabilities at the date the guarantee is assumed.

As of June 30, 2001 we had unfunded contract commitments of $299.8 million.

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

Note 17. Employee Benefit Plans

We maintain and administer an Employee Savings Plan ("Plan") pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by our Board of Directors. Substantially all employees are eligible to participate. Each eligible employee can contribute up to 17% of his/her base salary up to the maximum allowable amount as determined by the Internal Revenue Code. The Plan also provides for Company matching of employee contributions. Prior to January 1, 1999, this Company matching was 40% up to $500 per employee per year. Effective January 1, 1999, the Company matches 25% up to the maximum allowable amount as determined by the Internal Revenue Code per employee per year. Company contributions to the Plan totaled $329,000, $293,000 and $196,000 during the years ended June 30, 2001, 2000 and 1999, respectively.

Note 18. Acquisitions

In September 1998, we acquired for cash substantially all the assets and retained all of the employees of a "small ticket" Chicago-based medical equipment financing business, referred to as DVI Strategic Partner Group ("DVI SPG"), formerly known as Affiliated Capital, from Irwin Financial Corporation. We paid $77.5 million for this acquisition.

In September 1998, we purchased Healthcare Technology Solutions ("HTS"), a custom software design firm that has been providing software and services to the healthcare industry for approximately 20 years. HTS specializes in accounts receivable analysis software designed for financial services companies and accounts receivable collection software designed for healthcare providers.

In June 1999, we opened DVI Italia, S.r.l., Milan, Italy to expand our international medical equipment financings. Initial capitalization for this company was approximately $558,000. Under this new company, in October 1999, we acquired for cash certain assets and retained several key employees of Leasing Medica Europa SpA, a company based in Italy that specialized in financing healthcare providers. This acquisition added in-country financing experience, numerous healthcare contracts and extensive medical vendor agreements to our Italy business. We paid $3.0 million for this acquisition. The acquired assets and the first eight months of operating results were included in our balance sheet and operating statement as of June 30, 2000.

In March 2000, we opened DVI Finance SA (Pty) Ltd, our new business in South Africa. Headquartered in the suburbs of Johannesburg, this new business added eighteen new employees to the DVI worldwide staff. It offers small- and large-ticket medical equipment financing and other financial services to healthcare providers such as clinics, medical centers and physicians groups.

In June 2000, we purchased a joint venture interest in Medi Lease B.V. based in Helvoirt, The Netherlands. We agreed to acquire a 50% interest in Medi Lease B.V. and 100% of Medi Lease en Financiering B.V. We paid $0.2 million for this acquisition. Medi Lease B.V. offers specialized financing to its Netherlands clients, which include hospitals and other healthcare organizations.

Note 19. Estimated Fair Value of Financial Instruments

Following is a summary of the estimated fair value of our consolidated financial instruments at June 30, 2001 and 2000. We determined these estimated fair value amounts using available market information and appropriate valuation methodologies such as market quotations and discounting expected cash flows using current market rates. For short-term and floating rate instruments, the carrying values approximate fair value. Considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein may not necessarily be indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein were based on information available as of June 30, 2001 and 2000. Although we are not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since June 30, 2001; therefore, current estimates of fair value may differ significantly from the amounts presented herein. All instruments we hold are classified as other than trading, except for certain investments. All amounts are reported in U.S. dollars, which is our reporting currency.

(in millions of dollars)
Year Ended June 30, 2001	Carrying Amount	Estimated Fair Value

Assets:
Cash and cash equivalents	$11.0	$11.0
Restricted cash and cash equivalents	101.9	101.9
Accounts receivable	43.0	43.0
Investments	24.2	24.2
Receivables in installments (excluding investment in direct financing leases)	441.3	441.0
Notes collateralized by medical receivables	256.2	256.2
Retained interests in securitizations - recourse credit enhancements	51.0	49.8

Liabilities:
Borrowings under warehouse facilities	$340.2	$340.2
Discounted receivables	490.4	497.9
Senior notes	155.0	144.2
Other debt	85.1	81.1
Convertible subordinated notes	13.8	22.8

(in millions of dollars)

Year Ended June 30, 2000	Carrying Amount	Estimated Fair Value

Assets:
Cash and cash equivalents	$6.4	$6.4
Restricted cash and cash equivalents	73.7	73.7
Accounts receivable	36.8	36.8
Investments	10.1	10.1
Receivables in installments (excluding investment in direct
financing leases)	407.6	393.9
Notes collateralized by medical receivables	257.5	257.5
Retained interests in securitizations - recourse credit
enhancements	43.2	40.6

Liabilities:
Borrowings under warehouse facilities	$306.6	$306.6
Discounted receivables	424.8	423.1
Senior notes	155.0	140.5
Other debt	71.2	70.6
Convertible subordinated notes	13.9	21.0

The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Accounts Receivable - Due to their short-term and liquid nature, the carrying values of cash, its equivalents and accounts receivable approximates fair value.

Investments - The fair value of our investments is determined by using market quotes from nationally traded exchanges. For investments in equity securities that are not publicly traded, and therefore have no readily determinable fair value, carrying amount is used to approximate fair value.

Receivable in Installments - The fair value of the financing contracts was estimated by discounting expected cash flows using the current rates at which contracts of similar fixed-rate credit quality, size and remaining maturity would be made as of June 30, 2001 and 2000. We believe that the risk factor embedded in the entry-value interest rates applicable to performing contracts for which there are no known credit concerns results in a fair valuation of such contracts on an entry-value basis. The fair value of the floating rate contracts was estimated at carrying value. In accordance with GAAP, we excluded receivables from lease contracts of approximately $245.1 million and $324.5 million as of June 30, 2001 and 2000, respectively, from the receivable in installments fair value calculation.

Notes Collateralized by Medical Receivables - Due to their floating rate nature and frequent repricing, the carrying value of notes collateralized by medical receivables approximates fair value.

Retained Interests in Securitizations - Recourse Credit Enhancements - The fair value of the recourse credit enhancements was determined by discounting the expected future cash flows using current rates for similar credit quality and remaining maturity.

Borrowings under Warehouse Facilities - The carrying values of the warehouse borrowings approximate fair value due to their short-term nature, frequent repricing and floating rates.

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

Derivative Financial Instruments -

The following represents a summary of derivative financial instruments held at June 30, 2001 and 2000:

	June 30, 2001
	Notional Amount	Fair Value (in thousands)

Swaps	$ 129.2 million	$ (428.1)
Foreign exchange forward rate agreements	5.1 million	(1.8)

	June 30, 2000
	Notional Amount	Fair Value (in thousands)

Treasury locks	$ 50.0 million	$ (485.7)
Swaps	108.6 million	133.8
Options	40.0 million	179.9
Foreign exchange forward rate agreements	12.3 million	(87.9)

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

Swaps - Interest rate swaps are used to reduce the impact of rising interest rates in certain contract sale facilities where the cash flows from the contracts sold are at fixed rates but the borrowing costs are at variable rates. Our swaps pay either fixed rates ranging between 0.47% and 6.64% or the floating six-month LIBOR. Our swaps receive either the fixed rate of 5.825% or floating LIBOR (or a country's equivalent rate) ranging from one to six months. The swaps mature through December 2005.

Forwards and Options - Treasury locks and forward start swaps are used to hedge the interest rate risk on anticipated contract securitizations and sales. Treasury lock transactions lock in specific rates of Treasury notes having maturities comparable to the average life of the anticipated securitizations and sales. Forward start swaps lock in specific rates of the LIBOR swap curve for the duration of the anticipated securitizations' average life. The open positions at June 30, 2001 are for securitizations and sales expected to occur in the first quarter of fiscal year 2002. In fiscal year 2001, we recorded $2.1 million in losses associated with securitized transactions in accumulated other comprehensive loss (a component of shareholders' equity). Prior to the adoption of FASB 133, we deferred $0.3 million in gains associated with securitized transactions in fiscal year 2000. These gains, originally reported as debt issuance costs, are being amortized to earnings over the lives of the respective securitized pools. We recognized net gains or losses on securitized transactions of ($8.7) million, $3.2 million, and ($2.6) million for the years ended June 30, 2001, 2000 and 1999, respectively. These are reported in the gain on sale of financing transactions.

Foreign Exchange Forward Contracts - We have international operations and foreign currency exposures at some of these operations due to lending in local currencies. As a general practice, we have not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars. Foreign exchange forward contracts are used to hedge the amount receivable to the U.S. parent for specific portfolios in Euros. At June 30, 2001, we had a $5.1 million forward contract for Euros. In fiscal year 2001, we recognized $1.6 million in gains in cumulative translation adjustments on our foreign exchange contracts. These foreign exchange forward contracts are accounted for as hedges of foreign currency.

Note 20.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the fiscal years ended June 30, 2001 and 2000:

	Fiscal Year 2001
	Three Months Ended
(in thousands of dollars except per share data)	September 30	December 31	March 31	June 30
Finance and other income (1)	$32,846	$40,439	$33,293	$33,065
Gain (loss) on revaluation of Corvis warrants	15,000	(12,988)	—	—
Net operating income	28,599	13,048	19,578	22,834
Earnings before minority interest, equity in net income (loss) of investees, and provision for income taxes	12,032	2,219	9,212	9,600
Net earnings	6,482	1,243	4,952	5,758
Net earnings per common and common equivalent share - basic	$0.46	$0.09	$0.35	$0.40

Net earnings per common and common equivalent share - diluted	$0.42	$0.09	$0.33	$0.38

(1) Restated for the gain on revaluation of Corvis warrants for the quarter ended September 30, 2000.

	Fiscal Year 2000
	Three Months Ended
(in thousands of dollars except per share data)	September 30	December 31	March 31	June 30
Finance and other income (1)	$31,870	$36,234	$36,602	$38,666
Gain (loss) on revaluation of Corvis warrants	21,162	23,849	22,696	22,450
Net operating income	9,673	10,599	10,911	10,795
Earnings before minority interest, equity in net income (loss) of investees, and provision for income taxes	5,572	5,802	6,007	6,061
Net earnings per common and common equivalent share - basic	$0.39	$0.41	$0.42	$0.43

Net earnings per common and common equivalent share - diluted	$0.37	$0.38	$0.39	$0.40

Note 21.  Segment Reporting

We have the following reportable segments based on the types of our financings:

Equipment financing, which includes:

Sophisticated medical equipment financing directly to U.S. and international end users,
Medical equipment contracts acquired from originators that generally do not have access to cost-effective permanent funding and
"Small ticket" equipment financing.

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

The following information reconciles our reportable segment information to the consolidated financial statement totals:

	Year Ended June 30, 2001
(in thousands of dollars)	Total Finance and Other Income(1)	Interest Expense	Net Earnings	Net Financed Assets
Equipment financing	$97,018	$70,700	$11,499	$940,502
Medical receivables financing	33,863	19,898	3,688	248,367
Corporate and all other	10,774	4,068	3,248	60,109

Consolidated total	$141,655	$94,666	$18,435	$1,248,978

(1) Includes the gain on revaluation of Corvis warrants.

	Year Ended June 30, 2000
(in thousands of dollars)	Total Finance and Other Income(1)	Interest Expense	Net Earnings	Net Financed Assets
Equipment financing	$89,784	$56,308	$12,175	$845,446
Medical receivables financing	31,734	19,759	2,328	250,971
Corporate and all other	21,854	2,876	8,939	61,113

Consolidated total	$143,372	$78,943	$23,442	$1,157,530

	Year Ended June 30, 1999

(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets

Equipment financing	$80,099	$47,424	$20,815	$751,567
Medical receivables financing	23,000	12,632	2,052	186,419
Corporate and all other	699	794	(3,199)	50,590

Consolidated total	$103,798	$60,850	$19,668	$988,576

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

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for years ended and as of June 30, 2001 and 2000 by geographic area are as follows:

	Year ended June 30, 2001

(in thousands of dollars)	Total Finance and Other Income	Net Financed Assets

United States	$107,945	$932,169
International	33,710	316,809

Total	$141,655	$1,248,978

	Year ended June 30, 2000

(in thousands of dollars)	Total Finance and Other Income	Net Financed Assets

United States	$115,430	$871,371
International	27,942	286,159

Total	$143,372	$1,157,530

	Year ended June 30, 1999

(in thousands of dollars)	Total Finance and Other Income	Net Financed Assets

United States	$84,753	$784,247
International	19,045	204,329

Total	$103,798	$988,576

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for years ended June 30, 2001, 2000 and 1999.

***

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's directors is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 30, 2001, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 30, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 30, 2001, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than October 30, 2001, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of Documents filed as part of this Report:

	(1)	Financial Statements:

See Index to Consolidated Financial Statements included as part of this Form 10-K on Page 34.

	(2)	Financial Statement Schedules:

Schedule Number	Description	Page Number

II.	Amounts Receivable from Related Parties	72

All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

See Index to Exhibits of this Form 10-K on Pages 73-75.

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DVI, INC. (Registrant)

Date: September 5, 2001	By	/s/ MICHAEL A. O'HANLON Michael A. O'Hanlon President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Financial Officer:

/s/ STEVEN R. GARFINKEL Steven R. Garfinkel	Executive Vice President and Chief Financial Officer	September 5, 2001

Principal Accounting Officer:

/s/ JOHN P. BOYLE John P. Boyle	Vice President and Chief Accounting Officer	September 5, 2001

Directors	Date		Date

/s/ GERALD L. COHN Gerald L. Cohn	September 5, 2001	/s/ MICHAEL A. O'HANLON Michael A. O'Hanlon	September 5, 2001

/s/ WILLIAM S. GOLDBERG William S. Goldberg	September 5, 2001	/s/ HARRY T. J. ROBERTS Harry T. J. Roberts	September 5, 2001

/s/ JOHN E. MCHUGH John E. McHugh	September 5, 2001	/s/ NATHAN SHAPIRO Nathan Shapiro	September 5, 2001

DVI, INC. AND SUBSIDIARIES

SCHEDULE II - AMOUNTS RECEIVABLE FROM CERTAIN RELATED PARTIES

Name of Debtor	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Year ended June 30, 2001:

Michael A. O'Hanlon	$524,550	$79,100	$79,425	$524,225
Anthony J. Turek	250,607	132,909	377,498	6,018
Richard Miller	154,500	9,000	6,750	156,750

Total	$929,657	$221,009	$463,673	$686,993

Year ended June 30, 2000:

Michael A. O'Hanlon	$516,000	$37,650	$29,100	$524,550
Anthony J. Turek	165,982	96,452	11,827	250,607
Richard Miller	152,250	9,000	6,750	154,500
Stuart Murray	78,155	—	78,155	—

Total	$912,387	$143,102	$125,832	$929,657

Year ended June 30, 1999:

Michael A. O'Hanlon	$295,000	$221,000	$—	$516,000
Mark H. Idzerda	220,000	—	220,000	—
Anthony J. Turek	35,000	130,982	—	165,982
Richard Miller	—	152,250	—	152,250
Stuart Murray	—	78,155	—	78,155

Total	$550,000	$582,387	$220,000	$912,387

Year ended June 30, 1998:

Michael A. O'Hanlon	$285,000	$10,000	$—	$295,000
Mark H. Idzerda	220,000	—	—	220,000
Anthony J. Turek	—	35,000	—	35,000

Total	$505,000	$45,000	$—	$550,000

Year ended June 30, 1997:

Michael A. O'Hanlon	$344,000	$—	$59,000	$285,000
Mark H. Idzerda	—	220,000	—	220,000

Total	$344,000	$220,000	$59,000	$505,000

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (12)

3.2	By-laws of the Company and Amendment to By-Laws of the Company dated April 17, 1996. (2)

4.1	Form of Common Stock Certificate. (3)

4.2	Form of Global Note representing Senior Notes due 2004. (4)

4.3	Indenture dated January 27, 1997 between the Company and the Trustee. (4)

4.4	First Supplemental Indenture dated January 30, 1997 with respect to the Senior Notes between the Company and the Trustee. (4)

4.5	Form of Global Note representing Senior Notes due 2004. (5)

4.6	Supplemental Indenture dated December 23, 1998 with respect to the Senior Notes between the Company and the Trustee. (5)

4.7	Asset Backed Exchangeable Term Note due November 30, 2004 issued by the Company to Deephaven/JE Matthew I, LLC (1)

10.1	DVI Financial Services Inc. Employee Savings Plan. (6)

10.2	Purchase Agreement dated as of October 22, 1991, by and among DMR Associates, L.P., HIS Acquisition, Inc. and DVI Financial Services Inc. (7)

10.3	Amendment No. 1 to the MEFC Agreement dated as of June 1995. (9)

10.4	Joint Venture Agreement dated November 10, 1995 among Philips Medical Systems International B.V., the Company and Philadelphia International Equities, Inc. (10)

10.5	Shareholders' Agreement dated as of April 27, 1998 by and among DVI International, Inc. (the Company's wholly owned subsidiary), International Finance Corporation, Nederlandse Financierings-Maatschappij voor Ontwikkelinglarden N.V., Philadelphia International Equities Inc. and MSF Holding Ltd. (11)

10.6	Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc., International Finance Corporation, MSF Holding Ltd., Cadilur S.A., Estolur S.A. and Natuler S.A. (11)

10.7	Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc., Nederlandse Financierings-Maatschappij voor Ontwikkelinglarden N.V., MSF Holding Ltd., Cadilur S.A., Estolur S.A., and Natuler S.A. (11)

10.8	First Amendment, dated September 30, 1998, to Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc., International Finance Corporation, MSF Holding Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., and Sistemas Financieros S.A. (15)

10.9	First Amendment, dated September 30, 1998, to Share Retention, Non-Competition and Put Option Agreement dated April 27, 1998 among DVI, Inc., Nederlandse Financierings-Maatschappij voor Ontwikkelinglarden N.V., MSF Holding Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A. and Sistemas Financieros S.A. (13)

10.10	Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September 30, 1998) among DVI, Inc., Nederlandse Financierings-Maatschappij voor Ontwikkelinglarden N.V., MSF Holding Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., and Sistemas Financieros S.A. (14)

EXHIBIT INDEX (CONTINUED)

Exhibit Number	Description

10.11	Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September 30, 1998) among International Finance Corporation, MSF Holding Ltd., Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A. and Sistemas Financieros S.A. (15)

10.12	Guaranty Agreement dated as of April 27, 1998 by DVI, Inc. in favor of Cadilur S.A. and Natuler S.A. (11)

10.13	Limited Partnership Interest Purchase Agreement dated as of June 30, 1998 by and among Cargill Leasing Corporation, Third Coast SPC-I, L.L.C., Third Coast GP-I and DVI Financial Services Inc. (11)

10.14	1996 Incentive Stock Option Plan. (15)

10.15	DVI, Inc. Change-of-Control Agreement, dated December 31, 1999, entered into between the Company and Steven R. Garfinkel, the Company's Executive Vice President and Chief Financial Officer. Richard E. Miller and Anthony J. Turek, both Executive Vice Presidents of the Company, each signed identical agreements with the Company as of the same date. (16)

10.16	DVI, Inc. Severance Pay Plan (16)

10.17	Registration Rights Agreement among the Company and the Purchasers listed therein relating to the Company's Convertible Subordinated Notes due 2004, dated as of August 1, 2001. (1)

10.18	Securities Purchase Agreement by and among the Company, DVI Financial Services Inc. and Deephaven/JE Matthews I, LLC, dated as of June 29, 2001. (1)

10.19	Amendment No. 1 to Securities Purchase Agreement. (1)

10.20	Amendment to Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September 30, 1998) among Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V., MSF Holding Ltd, Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., MSF/HSF Argentina S.A. dated July 19, 2001. (1)

10.21	Second Amendment to Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September 30, 1998) among International Finance Corporation, MSF Holding Ltd, Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., MSF/HSF Argentina S.A. dated August 18, 2000. Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. signed a substantially identical agreement with the same parties (other than International Finance Corporation) as of the same date. (1)

10.22	Amendment to Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September 30, 1998) among International Finance Corporation, MSF Holding Ltd, Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A. and MSF/HSF Argentina S.A. dated June 28, 2001. (1)

10.23	Warrant to Purchase DVI, Inc. Common Stock between Deephaven/JE Matthews and DVI, Inc. dated August 20, 2001. (1)

10.24	Note Exchange Agreement among DVI, Inc. and the Noteholders listed therein related to the Company's Convertible Subordinated Notes due 2004, dated August 1, 2001. (1)

10.25	Independent Auditors' Consent. (1)

EXHIBIT INDEX (CONCLUDED)

Exhibit Number	Description

21	Subsidiaries of the Registrant. (1)

24	Power of Attorney. (4)

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

16. Filed previously as an Exhibit to the Company's Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.