Form 10-Q
period 2001-09-30
DVI INC
filed 2001-11-14
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

Commission File Number 0-16271

DVI, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2722773

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2500 York Road
Jamison, Pennsylvania	18929

(Address of principal	(Zip Code)
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

Common stock, $.005 par value – 14,340,437 shares as of October 31, 2001.

DVI, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION:		Page
		Number
Item 1.	Financial Statements:

	Consolidated Balance Sheets -
	September 30, 2001 (unaudited) and June 30, 2001	3-4

	Consolidated Statements of Operations (unaudited) -
	Three months ended September 30, 2001 and 2000	5

	Consolidated Statements of Shareholders’ Equity (unaudited) -
	June 30, 2000 through September 30, 2001	6

	Consolidated Statements of Cash Flows (unaudited) -
	Three months ended September 30, 2001 and 2000	7-8

	Notes to Consolidated Financial Statements (unaudited)	9-14

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18-24

PART II. OTHER INFORMATION		25

	Signatures	25

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

(in thousands of dollars except share data)	September 30, 2001	June 30, 2001

	(Unaudited)

Cash and cash equivalents	$12,961	$11,013

Restricted cash and cash equivalents	105,054	101,888

Accounts receivable	36,145	43,032

Investments	33,257	24,193

Contract receivables:
Investment in direct financing leases and notes secured by equipment or medical receivables:
Receivables in installments	1,081,175	1,030,887
Receivables and notes - related parties	-	3,413
Net notes collateralized by medical receivables	255,452	250,260
Residual valuation	24,680	22,659
Unearned income	(125,779)	(119,160)

Net investment in direct financing leases and notes secured
by equipment or medical receivables	1,235,528	1,188,059

Less: Allowance for losses on receivables	(16,675)	(15,933)

Net contract receivables	1,218,853	1,172,126

Retained interests in securitizations - recourse credit enhancements	57,129	51,006

Servicing assets	9,415	8,792

Equipment on operating leases
(net of accumulated depreciation of $4,284 and $3,749, respectively)	9,568	9,913

Repossessed assets	19,841	13,185

Furniture and fixtures
(net of accumulated depreciation of $7,409 and $6,930, respectively)	5,623	5,588

Goodwill
(net of accumulated amortization of $4,234 and $4,223, respectively)	8,876	8,854

Other assets	32,257	28,101

Total assets	$1,548,979	$1,477,691

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders’ Equity

(in thousands of dollars except share data)	September 30, 2001	June 30, 2001

	(Unaudited)

Accounts and equipment payables	$97,887	$81,821

Accrued expenses and other liabilities	34,753	31,479

Borrowings under warehouse facilities	397,729	340,195

Long-term debt:
Discounted receivables (primarily limited recourse)	459,944	490,371
9 7 / 8 % Senior notes due 2004	155,000	155,000
Other debt	109,306	85,134
Convertible subordinated notes	13,750	13,750

Total long-term debt	738,000	744,255

Deferred income taxes	47,992	50,390

Total liabilities	1,316,361	1,248,140

Commitments and contingencies (Note 7)

Minority interest in consolidated subsidiaries	7,101	7,326

Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares;
outstanding 14,337,104 shares	72	72
Additional capital	136,856	136,795
Retained earnings	107,092	100,932
Accumulated other comprehensive loss	(18,503)	(15,574)

Total shareholders’ equity	225,517	222,225

Total liabilities and shareholders’ equity	$1,548,979	$1,477,691

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30

(in thousands of dollars except share data)	2001	2000

Finance and other income:
Amortization of finance income	$27,808	$29,222
Corvis deferred loan fees	-	1,621
Other income	3,452	2,003

Total finance and other income	31,260	32,846
Interest expense	22,078	23,224

Net interest and other income	9,182	9,622
Net gain on sale of financing transactions	14,892	3,977
Gain on revaluation of Corvis warrants	-	15,000

Net operating income	24,074	28,599

Selling, general and administrative expenses	10,633	12,452
Provision for losses on receivables	2,557	4,115

Earnings before minority interest, equity in net gain (loss) of investees,
and provision for income taxes	10,884	12,032

Minority interest in net loss of consolidated subsidiaries	267	360
Equity in net gain (loss) of investees	11	(18)
Provision for income taxes	5,002	5,892

Net earnings	$6,160	$6,482

Net earnings per share:

Basic	$0.43	$0.46

Diluted	$0.40	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

					Accumulated
	Common Stock				Other	Total
	$.005 Par Value		Additional	Retained	Comprehensive	Shareholders’

(in thousands of dollars except share data)	Shares	Amount	Capital	Earnings	Loss	Equity

Balances at June 30, 2000	14,222,974	$71	$135,346	$82,497	$(2,551)	$215,363

Net earnings				18,435		18,435
Unrealized loss on available-for-sale
securities (net of deferred taxes
of $4,891)					(9,071)	(9,071)
Unrealized loss on derivative instru-
ments designated as cash
flow hedges (net of deferred
taxes of $760)					(1,136)	(1,136)
Currency translation adjustment					(2,816)	(2,816)

Comprehensive income						5,412
Issuance of common stock upon
exercise of stock options and
warrants	99,980	1	1,230			1,231
Non-employee stock option grants			69			69
Conversion of subordinated notes	14,150		150			150

Balances at June 30, 2001	14,337,104	72	136,795	100,932	(15,574)	222,225

Net earnings				6,160		6,160
Unrealized loss on available-for-sale
securities (net of deferred taxes
of $754)					(1,387)	(1,387)
Unrealized loss on derivative instru-
ments designated as cash
flow hedges (net of deferred
taxes of $1,645)					(2,460)	(2,460)
Currency translation adjustment					918	918

Comprehensive income						3,231
Non-employee stock option grants			61			61

Balances at September 30, 2001	14,337,104	$72	$136,856	$107,092	$(18,503)	$225,517

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30,

(in thousands of dollars)	2001	2000

Cash flows from operating activities:
Net earnings	$6,160	$6,482

Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Depreciation and amortization	6,850	5,958
Provision for losses on receivables	2,557	4,115
Net gain on sale of financing transactions	(14,892)	(3,977)
Unrealized gain on investments	-	(14,881)
Other, net	(278)	(342)
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(3,166)	(57,156)
Accounts receivable	6,887	1,442
Other assets	(11,149)	(6,421)
Increases (decreases) in:
Accounts payable	21,305	13,048
Accrued expenses and other liabilities	815	1,867
Deferred income taxes	(1,643)	(12,286)

Total adjustments	7,286	(68,633)

Net cash provided by (used in) operating activities	13,446	(62,151)

Cash flows from investing activities:
Receivables originated or purchased	(277,644)	(186,025)
Portfolio receipts net of amounts included in income and proceeds
from sale of financing transactions	220,341	145,157
Net (increase) decrease in notes collateralized by medical receivables	(5,192)	13,569
Furniture and fixtures additions	(501)	(1,215)

Net cash used in investing activities	(62,996)	(28,514)

Cash flows from financing activities:
Exercise of stock options and warrants	-	85
Borrowings under warehouse facilities, net of repayments	57,534	67,189
Borrowings under long-term debt	35,806	64,554
Repayments on long-term debt	(42,061)	(41,741)

Net cash provided by financing activities	51,279	90,087

Effect of exchange rate changes on cash and cash equivalents	219	153

Net increase (decrease) in cash and cash equivalents	1,948	(425)
Cash and cash equivalents, beginning of period	11,013	6,353

Cash and cash equivalents, end of period	$12,961	$5,928

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (concluded)

	Three Months Ended September 30,

(in thousands of dollars)	2001	2000

Cash paid (received) during the period for:

Interest	$21,954	$22,908

Income taxes, net of refunds	$198	$183

Supplemental disclosures of noncash transactions:

   During the quarter ended September 30, 2001:

      Investments:

Valley Health – $15.0 million was reclassified from contract receivables to investments to reflect the value of Convertible Series B shares received as consideration for amounts previously funded.

Primedex Health Systems, Inc. – $5.5 million was reclassified from investments to contract receivables to reflect the value of preferred shares exchanged for contract receivables and warrants.

Aegis Bio-Systems, LLC – $1.2 million was reclassified from contract receivables to investments to reflect the value of common stock received as consideration for amounts previously funded.

Diversified Therapy Corporation – $250,000 was reclassified from contract receivables to investments to reflect the value of common stock received as consideration for amounts previously funded.

Repossessed Assets:

Sylvania Diagnostics, L.P. – $4.2 million was reclassified from contract receivables to repossessed assets.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

In this discussion, the terms “DVI”, the “Company”, “we”, “us” and “our” refer to DVI, Inc. and its subsidiaries, except where it is made clear that such terms mean only DVI, Inc. or an individual subsidiary.

Note 1.  Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K for the fiscal year ended June 30, 2001.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of September 30, 2001 and June 30, 2001, the consolidated statements of operations for the three month periods ended September 30, 2001 and 2000, the consolidated statements of shareholders’ equity for the period from June 30, 2000 through September 30, 2001, and the consolidated statements of cash flows for the three month periods ended September 30, 2001 and 2000. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2002.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three month period ended September 30, 2001.

Note 2.  Derivative Instruments and Hedging Activities

The majority of our assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of our assets and liabilities exposes us to interest rate risk when interest rates fluctuate. To manage our interest rate risk, we employ a hedging strategy using derivative financial instruments.

Our equipment contracts are structured and permanently funded on a fixed-rate basis, but we use line-of-credit “warehouse” facilities until the permanent funding is obtained. Since funds borrowed through these warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise and increase our borrowing costs. We manage this exposure through interest rate swaps or interest rate caps whereby we effectively change the variable borrowing cost to a fixed borrowing cost. These types of hedges are considered cash flow hedges.

In addition, when we originate equipment loans, we base our pricing in part on the spread we expect to achieve between the interest rate we charge our equipment loan customers and the effective interest cost we will pay when we permanently fund those loans, usually through securitization. Increases in interest rates that increase our permanent funding costs between the time the loans are originated and the time they are securitized could narrow, eliminate or even reverse this spread. We manage this exposure by using forward start interest rate swaps to effectively fix the benchmark-pricing index of our forecasted securitization transactions. These types of hedges are considered cash flow hedges.

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

At September 30, 2001, we held the following derivative positions to manage our interest rate risk:

	Notional	Fair
(in thousands of dollars)	Amount	Value

Cash Flow Hedges:
Interest rate swaps	$168,000.0	$(4,555.8)

Fair Value Hedges:
Interest rate swaps	$14,707.4	$(391.3)

In the next twelve months, we are forecasting to complete two domestic equipment securitizations. When these securitizations are completed, the fair value adjustments in accumulated other comprehensive loss (a component of shareholders’ equity) will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale. If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate. If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate. When the forecasted securitizations close, we currently expect $0.5 million in fair value adjustments to be reclassified from accumulated other comprehensive loss into earnings.

The maximum length of time that we are hedging the exposure of our future cash flows for forecasted transactions is through December 2005.

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

At September 30, 2001, we held the following derivative positions to manage our foreign currency exposure:

	Notional	Fair
(in thousands of dollars)	Amount	Value

Net Investment in Foreign Operations Hedges:
Foreign currency denominated forward
rate agreements	$6,379.1	$45.5

Gains totaling $0.8 million were included in cumulative translation adjustments at September 30, 2001.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the projected change in the value of the hedged item and the projected change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable. High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness as defined by SFAS 133 is recognized in the income statement during each quarterly period. When options are used for hedging, the time value of the option is excluded from this effectiveness assessment. For the three months ended September 30, 2001, there were no changes to the fair values of cash flow hedges due to hedge ineffectiveness.

Accumulated Derivative Loss

The following table summarizes activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges that we held for the three months ended September 30, 2001:

(in thousands of dollars, net of deferred taxes)

Beginning balance, July 1, 2001	$(1,136)
Losses reclassified into earnings	(215)
Change in fair value of derivatives	(2,245)

Accumulated derivative loss included in accumulated other
comprehensive loss as of September 30, 2001	$(3,596)

Note 3.  Corvis Corporation Warrants

Our investment in Corvis at December 31, 2000 reflected its market value at that date of $17.0 million, or $23 per share. We made the decision at that date to hold our investment based on our belief in the future of all-optical long distance communications and, because of its unique technology, the prospects for Corvis’ stock to eventually rise to levels that existed during the prior year. We review our investment in Corvis each quarter and adjust its carrying value for changes in the market price of its shares, and we assess whether those changes are other than temporary. The price of Corvis’ stock continued to drop subsequent to December 31, 2000, reflecting the general slowing of the economy and significant weakening in the telecommunications industry. Corvis’ shares closed at $1.52 on September 30, 2001. We reduced our investment in Corvis by $15.9 million during those nine months to reflect this drop. We also reduced DVI’s book value by $15.9 million (before a tax benefit of $5.6 million). That reduction in book value, however, was recorded in accumulated other comprehensive loss (a component of shareholders’ equity) rather than in the Consolidated Statement of Operations based on our continued belief in the future of this technology and Corvis’ future prospects. At December 31, 2001, we will once again adjust our investment to reflect its market price and, based on our reassessment of the stock’s future prospects, we may elect at that date to realize in our Consolidated Statement of Operations that portion of the reduction in value that is considered other than temporary. DVI’s book value will be unaffected by our conclusions.

Note 4.   Allowance for Losses on Receivables

The following is an analysis of the allowance for losses on receivables:

	Three Months Ended September 30,

(in thousands of dollars)	2001	2000

Balance, beginning of period	$15,933	$14,307
Provision for losses on receivables	2,557	4,115
Provision for losses on recourse credit enhancements	688	749
Net charge-offs	(2,503)	(1,774)

Balance, end of period	$16,675	$17,397

Note 5.  Other Assets

The following represents a summary of the major components of other assets:

	September 30,	June 30,
(in thousands of dollars)	2001	2001

Unamortized debt issuance costs	$13,137	$14,424
Refunds due on foreign taxes paid	9,024	5,187
Prepaid expenses	7,459	6,133
Miscellaneous	2,637	2,357

Total other assets	$32,257	$28,101

Note 6.  Note Exchange Agreement on Convertible Subordinated Notes

In June 1994, the Company issued 9 1/8% convertible subordinated notes that were scheduled to mature in 2002. This debt features a conversion option to equity at a fixed price of $10.60 per share. At September 30, 2001, the outstanding principal on this debt was $13.8 million. A new Note Exchange Agreement, effective August 1, 2001, extended the maturity of this debt until June 2004. The debt terms remain consistent with the original debt issue except for the new maturity date.

Note 7.  Commitments and Contingencies

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

Note 8. Reconciliation of Earnings per Share Calculation

	Three Months Ended September 30,

(in thousands except per share data)	2001	2000

Basic

Income available to common shareholders	$6,160	$6,482
Average common shares	14,337	14,223
Basic earnings per common share	$0.43	$0.46

Diluted

Income available to common shareholders	$6,160	$6,482
Effect of dilutive securities:
Convertible debentures	182	184

Diluted income available to common shareholders	$6,342	$6,666

Average common shares	14,337	14,223
Effect of dilutive securities, net:
Convertible debentures	1,297	1,311
Options	172	291
Warrants	-	11

Diluted average common shares	15,806	15,836

Diluted earnings per common share	$0.40	$0.42

Note 9. Segment Reporting

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

The following information reconciles our reportable segment information to the consolidated financial statement totals:

	Three Months Ended September 30, 2001

	Total Finance and	Interest	Net	Net Financed Assets
(in thousands of dollars)	Other Income	Expense	Earnings

Equipment financing	$24,894	$17,612	$5,846	$985,179
Medical receivables financing	7,162	4,132	340	253,445
Corporate and all other	(796)	334	(26)	63,601

Consolidated total	$31,260	$22,078	$6,160	$1,302,225

	Three Months Ended September 30, 2000

	Total Finance and	Interest	Net	Net Financed Assets
(in thousands of dollars)	Other Income (1)	Expense	Earnings

Equipment financing	$23,240	$17,010	$363	$863,513
Medical receivables financing	8,511	5,279	1,025	227,481
Corporate and all other	16,095	935	5,094	57,657

Consolidated total	$47,846	$23,224	$6,482	$1,148,651

(1) Corporate and all other includes the gain on revaluation of Corvis warrants.

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

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for the three month periods ended and as of September 30, 2001 and 2000 by geographic area are as follows:

	Three Months Ended September 30, 2001

	Total Finance and	Net Financed
(in thousands of dollars)	Other income	Assets

United States	$22,470	$956,345
International	8,790	345,880

Total	$31,260	$1,302,225

	Three Months Ended September 30, 2000

	Total Finance and	Net Financed
(in thousands of dollars)	Other income	Assets

United States	$39,462	$870,687
International	8,384	277,964

Total	$47,846	$1,148,651

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for the three month periods ended September 30, 2001 and 2000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total equipment financing contracts originated and acquired increased 64.7% to $271.0 million for the three month period ended September 30, 2001. This increase is due to higher volumes of new business in our retail, Third Coast Capital and international businesses.

Net financed assets increased 4.3% to $1.3 billion at September 30, 2001 when compared to the total as of June 30, 2001. Not included in net financed assets were the contracts sold but still serviced by us, which increased 5.2% to $1.1 billion as of September 30, 2001. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.4 billion as of September 30, 2001, representing a 4.5% increase over the total as of June 30, 2001.

During the three month period ended September 30, 2001, new line of credit commitments in our medical receivables financing business increased 201.0% to $58.7 million when compared to the same period of the prior year. Net medical receivables funded at September 30, 2001 totaled $255.5 million, an increase of 2.1%, or $5.2 million when compared to the balance at June 30, 2001. Average net medical receivables funded during the three month period ended September 30, 2001 increased 4.0% to $262.5 million from $252.5 million for the same period of the prior year. The yield on average net medical receivables funded for the three month period ended September 30, 2001 was 8.8% compared to 11.5% for the same period of the prior year.

Total finance and other income decreased by 4.8% to $31.3 million for the three month period ended September 30, 2001 when compared to the same period of the prior year.

  Amortization of finance income was $27.8 million for the three month period ended September 30, 2001 compared to $29.2 million for the three month period ended September 30, 2000. A $142.8 million increase in average net financed assets contributed $3.4 million to the increase in finance income, while a decrease in average yields caused a $4.8 million decrease in finance income. Based on average net financed assets of $1.4 billion and $1.2 billion for these respective three month periods, the annualized yields were 8.2% and 9.6%.

  Other income increased 72.3% to $3.5 million for the three month period ended September 30, 2001 when compared to the same period of the prior year. The increase is attributable mainly to income realized from forfeited deposits and proceeds received for the sale of an imaging center in which we had an interest. Recurring sources of other income consist primarily of medical receivables fees, late fees, net service fee income, and contract fees and penalties.

Interest expense decreased $1.1 million, or 4.9%, to $22.1 million for the three month period ended September 30, 2001 when compared to the three month period ended September 30, 2000. A lower cost of funds accounted for $3.7 million of this decrease, offset by an increase of $2.6 million due to an increase in average interest-bearing liabilities of $117.4 million. The rate on average interest-bearing debt for this period decreased to 7.6% when compared to 8.9% for the same period of the prior year.

The net gain on sale of financing transactions increased 274.5% to $14.9 million, representing 9.4% of the $158.5 million in contracts sold during the period. This compares to $4.0 million recognized for the three month period ended September 30, 2000, or 4.3% of the $93.3 million in contracts sold. The increase in gains of $10.9 million is due to both additional loans sold and improvements in pricing.

Net selling, general and administrative expenses (“SG&A”) decreased 14.6% to $10.6 million when comparing the three month period ended September 30, 2001 to the same period of the prior year. The decrease is primarily due to lower legal collection costs related to the resolution of loan delinquencies, decreased salary and fringe benefit costs, and the suspension of monthly goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142. These decreases were partially offset by increases in consultant costs, legal settlement costs, and inventory repairs and maintenance.

The allowance for losses was $16.7 million at September 30, 2001, or 0.70% of our managed portfolio, compared to $17.4 million at September 30, 2000, which represented 0.87% of the managed portfolio at that time. We made provisions for losses on receivables for the three month period ended September 30, 2001 of $3.2 million (including $688,000 on recourse credit enhancements), compared to $4.9 million (including $749,000 on recourse credit enhancements) for the same period ended September 30, 2000. Each month we charge off contracts in which losses are probable and all reasonable remedies have been pursued. We then evaluate the adequacy of the allowance for losses to absorb our current estimates of credit losses that have occurred in our managed portfolio. We make additional provisions for loss to restore the allowance to its required level. Our net charge-offs for the three months ended September 30, 2001 and 2000 were $2.5 million and $1.8 million, respectively, which represented 15.0%, and 10.2%, respectively, of the quarter-end allowance for losses. Recoveries on receivables previously charged off totaled $66,000 and $186,000 for the three month periods ended September 30, 2001 and 2000, respectively.

Earnings before minority interest, equity in net gain of investees and provision for income taxes decreased 9.5% to $10.9 million for the three month period ended September 30, 2001.

The provision for income taxes decreased 15.1% to $5.0 million. The effective income tax rate for the three months ended September 30, 2001 was 46.0%. This effective tax rate is higher than the U.S. statutory rate of 35.0% because of state income taxes, foreign withholding taxes (which are not affected by a decrease in pretax earnings) and our inability to record a tax benefit for foreign losses. The deferred tax balance at September 30, 2001 decreased a net $2.4 million from June 30, 2001 as a result of unrealized losses on our available-for-sale security investments and unrealized losses on cash flow hedges.

Net earnings were $6.2 million or $0.40 per diluted share for the three month period ended September 30, 2001 as compared to net earnings of $6.5 million or $0.42 per diluted share for the same period of the prior year.

Business Segments

Equipment Financing

In our equipment financing business, net financed assets increased $121.7 million to $985.2 million at September 30, 2001 from $863.5 million at September 30, 2000. Net earnings for the three month period ended September 30, 2001 were $5.8 million compared to $0.4 million for the same period of the prior year.

Amortization of finance income increased $0.2 million for the three month period ended September 30, 2001 when compared to the same period of the prior year. A $124.8 million increase in average net financed assets contributed $3.1 million of the increase in finance income. A decrease in average yields to 8.8% during the three month period ended September 30, 2001 from 10.0% during the same period of the prior year caused a decrease of $2.9 million.

Other income increased $1.4 million for the three month period ended September 30, 2001 when compared to the same period of the prior year due to higher miscellaneous fees offset by lower service fees. The net gain on sale of financing transactions increased $8.4 million due to an increase in contracts sold both domestically and internationally and improvements in pricing.

Interest expense increased $0.6 million for the three month period ended September 30, 2001 when compared to the same period of the prior year. Of this increase, $2.3 million is due to an increase in average interest-bearing liabilities used to fund a larger portfolio. Partially offsetting this was a decrease of $1.7 million related to a decrease in the average cost of funds. The rate on average interest bearing debt was 7.9% for the three month period ended September 30, 2001 compared with 8.7% for the same period of the prior year.

Net SG&A expenses decreased $0.6 million due to lower legal collection costs related to the resolution of loan delinquencies and the increased capitalization of initial direct costs, partially offset by increased staffing levels, sales commissions and equipment costs.

Medical Receivables Financing

In our medical receivables financing business, net financed assets at September 30, 2001 were $253.4 million, an increase of 11.4%, or $26.0 million over the amount at September 30, 2000. Net earnings for the three month period ended September 30, 2001 were $0.3 million compared to $1.0 million for the same period of the prior year.

Amortization of finance income decreased $1.5 million for the three month period ended September 30, 2001 when compared to the same period of the prior year. An increase in average net financed assets contributed $0.3 million to finance income, offset by a decrease in average yields for a decrease of $1.8 million. The yield on average net financed assets was 8.8% for the three month period September 30, 2001 compared to 11.5% for the three month period ended September 30, 2000.

Interest expense decreased $1.1 million to $4.1 million for the three month period ended September 30, 2001 when compared to the same period of the prior year. The rate on average interest bearing debt decreased to 6.9% for the three month period ended September 30, 2001 from 9.9% for the same period of the prior year.

After a $0.7 million increase in net SG&A expenses due to increased staffing levels and legal collection costs related to the resolution of loan delinquencies, after-tax net earnings decreased $0.7 million to $0.3 million when comparing the three month period ending September 30, 2001 to the same period of the prior year.

Corporate and All Other

Net financed assets increased $5.9 million to $63.6 million at September 30, 2001 from $57.7 million at September 30, 2000. For the three months ended September 30, 2001, net earnings decreased $5.1 million when compared to the same period of the prior year.

Finance and other income decreased $16.9 million when comparing the three month period ending September 30, 2001 to the same period of the prior year, due mainly to a $15.0 million gain on the revaluation of Corvis warrants recorded during the three months ended September 30, 2000. Interest expense decreased $0.6 million for the three month period ended September 30, 2001 compared to the same period of the prior year, due equally to decreases in yields and average debt balances.

Financial Condition

Total shareholders’ equity increased $3.3 million to $225.5 million at September 30, 2001 from $222.2 million at June 30, 2001. The increase was primarily due to net earnings of $6.2 million and cumulative foreign currency translation adjustments of $1.0 million, offset by unrealized losses on available-for-sale securities of $1.4 million and unrealized losses on derivative instruments designated as cash flow hedges of $2.5 million.

At September 30, 2001 we had available an aggregate of $676.9 million under various warehouse credit facilities for medical equipment and medical receivables financing, consisting of $406.9 million available for domestic equipment contracts, $187.0 million for international contracts, and $83.0 million for medical receivables contracts.

Permanent Funding Methods

Through September 30, 2001, we have completed 28 securitizations for medical equipment and medical receivables financings totaling approximately $3.6 billion, consisting of public debt issues and private placements of debt and contract sales, each totaling $1.8 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

We have $287.6 million available under two credit facilities with the option to sell to each certain equipment contracts. As of September 30, 2001, $286.9 million was sold to these facilities. Our obligations under these facilities include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

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

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, is recognized in the income statement during each quarterly period.

There can be no assurance that our hedging strategies or techniques will be effective, that our profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at September 30, 2001. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at September 30, 2001. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (US), Singapore dollars (SGD), Hong Kong dollars (HKD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR) and South African Rand (ZAR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $240.4 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Qtr Ended September 30,
						There-		Fair
(in thousands of dollars)	2002	2003	2004	2005	2006	after	Total	Value

Rate-Sensitive Assets:

Fixed rate receivables in
installments (US)	$93,803	$63,641	$54,275	$39,713	$24,263	$11,880	$287,575	$287,851
Average interest rate	9.96%	10.03%	10.01%	9.73%	9.64%	10.17%	9.96%

Fixed rate receivables in
installments (SGD)	$1,297	$672	$742	$501	$200	$44	$3,456	$3,436
Average interest rate	9.86%	9.86%	9.86%	9.86%	7.93%	8.36%	9.86%

Fixed rate receivables in
installments (JPY)	$3,606	$3,863	$3,016	$1,243	$153	-	$11,881	$11,200
Average interest rate	6.13%	6.13%	6.13%	6.48%	6.75%	-	6.13%

Fixed rate receivables in
installments (AUD)	$201	$64	$45	$88	-	-	$398	$391
Average interest rate	6.44%	8.86%	8.65%	8.68%	-	-	6.44%

Fixed rate receivables in
installments (GBP)	$39	$61	-	-	-	-	$100	$101
Average interest rate	10.88%	10.88%	-	-	-	-	10.88%

Fixed rate receivables in
installments (EUR)	$6,708	$7,224	$7,247	$6,089	$4,486	$730	$32,484	$31,880
Average interest rate	8.39%	8.44%	8.58%	8.73%	8.92%	8.70%	8.39%

Floating rate receivables in
installments (US)	$43,427	$40,176	$26,536	$11,654	$6,821	$582	$129,196	$129,196
Average interest rate	6.78%	7.53%	8.04%	7.05%	7.18%	6.07%	6.78%

Floating rate notes collateralized by
medical receivables (US)	$164,688	$71,728	$5,383	$19,363	-	-	$261,162	$261,162
Average interest rate	7.85%	7.58%	7.21%	7.88%	-	-	7.85%

Fixed rate recourse credit
enhancements (US)	$14,883	$14,633	$11,929	$9,333	$5,066	$1,285	$57,129	$56,357
Average interest rate	6.23%	6.19%	6.17%	6.05%	5.82%	5.87%	6.23%

Totals	$328,652	$202,062	$109,173	$87,984	$40,989	$14,521	$783,381	$781,574

Average interest rate	8.24%	8.25%	8.77%	8.46%	8.66%	9.55%	8.33%

Derivatives Matched Against Assets:

Interest Rate Swaps
Pay variable rate swaps (US)	-	$2,000	-	-	-	-	$2,000	$(25)
Weighted average pay rate	-	3.79%	-	-	-	-	3.79%
Weighted average receive rate	-	3.58%	-	-	-	-	3.58%

Pay fixed rate swaps (AUD)	-	-	-	$1,279	$1,378	-	$2,657	$(99)
Weighted average pay rate	-	-	-	6.64%	6.42%	-	6.53%
Weighted average receive rate	-	-	-	4.66%	4.67%	-	4.66%

Pay fixed rate swaps (EUR)	-	-	$7,091	$2,960	-	-	$10,051	$(268)
Weighted average pay rate	-	-	5.16%	5.34%	-	-	5.21%
Weighted average receive rate	-	-	4.03%	4.37%	-	-	4.13%

Totals		$2,000	$7,091	$4,239	$1,378		$14,708	$(392)

	Expected Maturity Date – Qtr Ended September 30,
						There-		Fair
(in thousands of dollars)	2002	2003	2004	2005	2006	after	Total	Value

Rate-Sensitive Liabilities:

Variable rate borrowings under
warehouse facilities (US)	$303,000	-	-	-	-	-	$303,000	$303,000
Average interest rate	4.99%	-	-	-	-	-	4.99%

Variable rate borrowings under
warehouse facilities (AUD)	$4,415	-	-	-	-	-	$4,415	$4,415
Average interest rate	6.18%	-	-	-	-	-	6.18%

Variable rate borrowings under
warehouse facilities (GBP)	$17,769	-	-	-	-	-	$17,769	$17,769
Average interest rate	6.68%	-	-	-	-	-	6.68%

Variable rate borrowings under
warehouse facilities (JPY)	$5,264	-	-	-	-	-	$5,264	$5,264
Average interest rate	2.88%	-	-	-	-	-	2.88%

Variable rate borrowings under
warehouse facilities (SGD)	$7,213	-	-	-	-	-	$7,213	$7,213
Average interest rate	4.40%	-	-	-	-	-	4.40%

Variable rate borrowings under
warehouse facilities (HKD)	$3,762	-	-	-	-	-	$3,762	$3,762
Average interest rate	5.25%	-	-	-	-	-	5.25%

Variable rate borrowings under
warehouse facilities (EUR)	$55,823	-	-	-	-	-	$55,823	$55,823
Average interest rate	5.31%	-	-	-	-	-	5.31%

Variable rate borrowings under
warehouse facilities (ZAR)	$483	-	-	-	-	-	$483	$483
Average interest rate	13.50%	-	-	-	-	-	13.50%

Fixed rate discounted
receivables (US)	$93,059	$70,534	$46,622	$25,446	$7,611	$1,212	$244,484	$254,302
Average interest rate	6.92%	6.98%	7.08%	6.99%	6.73%	7.10%	6.92%

Variable rate discounted
receivables (US)	$97,429	$101,812	$10,329	$4,777	$1,113	-	$215,460	$215,460
Average interest rate	4.81%	4.83%	6.86%	6.86%	6.86%	-	4.97%

Senior notes (US)	-	-	$155,000	-	-	-	$155,000	$139,500
Average interest rate	-	-	9.88%	-	-	-	9.88%

Subtotals	$588,217	$172,346	$211,951	$30,223	$8,724	$1,212	$1,012,673	$1,006,991

	Expected Maturity Date – Qtr Ended September 30,
						There-		Fair
(in thousands of dollars)	2002	2003	2004	2005	2006	after	Total	Value

Rate-Sensitive Liabilities (continued):

Other debt (US)	$18,017	$17,077	$5,082	$28 ,241	$656	-	$69,073	$68,421
Average interest rate	7.74%	7.71%	7.57%	6.84%	4.96%	-	7.33%

Other debt (GBP)	$2,542	$2,451	$1,993	$1,918	$1,994	$4,746	$15,644	$12,292
Average interest rate	7.17%	7.10%	6.99%	6.92%	6.90%	7.41%	7.14%

Other debt (EUR)	$2,175	$9,750	$5,127	$4,226	$3,311	-	$24,589	$23,128
Average interest rate	6.27%	7.73%	7.40%	7.40%	6.64%	-	7.49%

Convertible sub notes (US)	-	-	$13,750	-	-	-	$13,750	$22,830
Average interest rate	-	-	9.12%	-	-	-	9.12%

Totals	$610,951	$201,624	$237,903	$64,608	$14,685	$5,958	$1,135,729	$1,133,662

Average interest rate	5.42%	5.99%	9.03%	6.94%	6.66%	7.35%	6.38%

Derivatives Matched Against Liabilities:

Interest Rate Swaps

Pay fixed rate swaps (US)	$177,298	-	-	$8,000	-	-	$185,298	$(4,559)
Weighted average pay rate	4.69%	-	-	5.84%	-	-	4.74%
Weighted average receive rate	3.72%	-	-	4.71%	-	-	3.76%

Pay fixed rate swaps (JPY)	$15,577	-	-	-	-	-	$15,577	$-
Weighted average pay rate	0.12%	-	-	-	-	-	0.12%
Weighted average receive rate	2.66%	-	-	-	-	-	2.66%

Pay fixed rate swaps (AUD)	$2,163	-	-	-	-	-	$2,163	$-
Weighted average pay rate	5.18%	-	-	-	-	-	5.18%
Weighted average receive rate	2.66%	-	-	-	-	-	2.66%

Totals	$195,038			$8,000			$203,038	$(4,559)

Total rate-sensitive assets increased $34.9 million from the total at June 30, 2001. This increase is primarily due to higher fixed-rate domestic equipment receivables of $20.8 million.

Total rate-sensitive liabilities increased $51.3 million from the total at June 30, 2001. This increase was primarily due to additional borrowings under domestic warehouse facilities.

Changes in the overall derivative positions held at September 30, 2001 compared to those held at June 30, 2001 reflect the changes in the Company’s exposures in its financial contracts.

Foreign Currency Exchange Rate Risk

We have foreign currency exposures in our international operations due to lending in some areas in local currencies. As a general practice, we have not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to US dollars. Our preferred method for minimizing foreign currency transaction exposure is to fund local currency assets with local currency borrowings. For specific local currency-denominated receivables or for a portfolio of local currency-denominated receivables for a specific period of time, hedging with derivative financial instruments may be necessary to manage the foreign currency exposure derived from funding in U.S. dollars. The types of derivative instruments used are foreign exchange forward contracts and cross-currency interest rate swaps.

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at September 30, 2001. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Hong Kong dollars (HKD) and South African Rand (ZAR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $165.5 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Qtr Ended September 30,
						There-		Fair
(in thousands of dollars)	2002	2003	2004	2005	2006	after	Total	Value

Foreign Currency Sensitive Assets:

Fixed rate receivables in
installments (SGD)	$1,297	$672	$742	$501	$200	$44	$3,456	$3,436
Average interest rate	9.86%	9.86%	9.86%	9.86%	7.93%	8.36%	9.86%

Fixed rate receivables in
installments (JPY)	$3,606	$3,863	$3,016	$1,243	$153	-	$11,881	$11,200
Average interest rate	6.13%	6.13%	6.13%	6.48%	6.75%	-	6.13%

Fixed rate receivables in
installments (AUD)	$201	$64	$45	$88	-	-	$398	$391
Average interest rate	6.44%	8.86%	8.65%	8.68%	-	-	6.44%

Fixed rate receivables in
installments (GBP)	$39	$61	-	-	-	-	$100	$101
Average interest rate	10.88%	10.88%	-	-	-	-	10.88%

Fixed rate receivables in
installments (EUR)	$6,708	$7,224	$7,247	$6,089	$4,486	$730	$32,484	$31,880
Average interest rate	8.39%	8.44%	8.58%	8.73%	8.92%	8.70%	8.39%

Totals	$11,851	$11,884	$11,050	$7,921	$4,839	$774	$48,319	$47,008

Average interest rate	7.84%	7.78%	8.00%	8.45%	8.81%	8.68%	7.93%

Derivatives Matched Against Assets:

Foreign Exchange Agreements

Receive USD / Pay EUR	$6,379	-	-	-	-	-	$6,379	$46
Avg. contractual exchange rate	0.92	-	-	-	-	-	0.92

	Expected Maturity Date – Qtr Ended September 30,

						There-		Fair
(in thousands of dollars)	2002	2003	2004	2005	2006	after	Total	Value

Foreign Currency Sensitive Liabilities:

Variable rate borrowings under
warehouse facilities (AUD)	$4,415	-	-	-	-	-	$4,415	$4,415
Average interest rate	6.18%	-	-	-	-	-	6.18%

Variable rate borrowings under
warehouse facilities (GBP)	$17,769	-	-	-	-	-	$17,769	$17,769
Average interest rate	6.68%	-	-	-	-	-	6.68%

Variable rate borrowings under
warehouse facilities (JPY)	$5,264	-	-	-	-	-	$5,264	$5,264
Average interest rate	2.88%	-	-	-	-	-	2.88%

Variable rate borrowings under
warehouse facilities (SGD)	$7,213	-	-	-	-	-	$7,213	$7,213
Average interest rate	4.40%	-	-	-	-	-	4.40%

Variable rate borrowings under
warehouse facilities (HKD)	$3,762	-	-	-	-	-	$3,762	$3,762
Average interest rate	5.25%	-	-	-	-	-	5.25%

Variable rate borrowings under
warehouse facilities (EUR)	$55,823	-	-	-	-	-	$55,823	$55,823
Average interest rate	5.31%	-	-	-	-	-	5.31%

Variable rate borrowings under
warehouse facilities (ZAR)	$483	-	-	-	-	-	$483	$483
Average interest rate	13.50%	-	-	-	-	-	13.50%

Other debt (GBP)	$2,542	$2,451	$1,993	$1,918	$1,994	$4,746	$15,644	$12,292
Average interest rate	7.17%	7.10%	6.99%	6.92%	6.90%	7.41%	7.14%

Other debt (EUR)	$2,175	$9,750	$5,127	$4,226	$3,311	-	$24,589	$23,128
Average interest rate	6.27%	7.73%	7.40%	7.40%	6.64%	-	7.49%

Totals	$99,446	$12,201	$7,120	$6,144	$5,305	$4,746	$134,962	$130,149

Average interest rate	5.50%	7.60%	7.29%	7.25%	6.74%	7.41%	6.01%

Derivatives Matched Against Liabilities:

Foreign Exchange Agreements

Receive USD / Pay EUR	$14,128	-	-	-	-	-	$14,128	$777
Avg. contractual exchange rate	0.86	-	-	-	-	-	0.86

Receive USD / Pay JPY	$15,577	-	-	-	-	-	$15,577	$(539)
Avg. contractual exchange rate	123.81	-	-	-	-	-	123.81

Receive USD / Pay AUD	$2,163	-	-	-	-	-	$2,163	$90
Avg. contractual exchange rate	0.52	-	-	-	-	-	0.52

Totals	$31,868						$31,868	$328

Total foreign currency sensitive liabilities increased $9.0 million from the total at June 30, 2001 due primarily to new international borrowings.

The derivative positions held at September 30, 2001 and June 30, 2001 are forward sales of currencies to hedge foreign currency denominated assets and liabilities funded on a short-term basis with U.S. dollars.

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

DVI, INC.

(Registrant)

Date:	November 13, 2001	By	/s/	MICHAEL A. O’HANLON

Michael A. O’Hanlon
President and Chief Executive Officer

Date:	November 13, 2001	By	/s/	STEVEN R. GARFINKEL

Steven R. Garfinkel
Executive Vice President and Chief Financial Officer