Form 10-Q
period 2001-12-31
DVI INC
filed 2002-02-14
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-16271

DVI, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2722773 (I.R.S. Employer Identification No.)

2500 York Road Jamison, Pennsylvania (Address of principal executive offices)	18929 (Zip Code)

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

Common stock, $.005 par value – 14,448,739 shares as of January 31, 2002.

DVI, INC. AND SUBSIDIARIES

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

(in thousands of dollars except share data)	December 31, 2001	June 30, 2001

	(Unaudited)
Cash and cash equivalents	$18,615	$11,013
Restricted cash and cash equivalents	118,891	101,888
Accounts receivable	40,144	43,032
Investments	34,934	24,193
Contract receivables:
Investment in direct financing leases and notes secured by equipment or medical receivables:
Receivables in installments	1,084,419	1,030,887
Receivables and notes—related parties	—	3,413
Net notes collateralized by medical receivables	288,854	250,260
Residual valuation	23,492	22,659
Unearned income	(119,368)	(119,160)

Net investment in direct financing leases and notes secured by equipment or medical receivables	1,277,397	1,188,059
Less: Allowance for losses on receivables	(16,955)	(15,933)

Net contract receivables	1,260,442	1,172,126
Retained interests in securitizations—recourse credit enhancements	49,085	51,006
Servicing assets	12,291	8,792
Equipment on operating leases (net of accumulated depreciation of $4,715 and $3,749, respectively)	9,036	9,913
Repossessed assets	22,356	13,185
Furniture and fixtures (net of accumulated depreciation of $7,739 and $6,930, respectively)	5,477	5,588
Goodwill (net of accumulated amortization of $4,231 and $4,223, respectively)	8,867	8,854
Other assets	30,148	28,101

Total assets	$1,610,286	$1,477,691

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders’ Equity

(in thousands of dollars except share data)	December 31, 2001	June 30, 2001

	(Unaudited)
Accounts and equipment payables	$77,947	$81,821
Accrued expenses and other liabilities	29,801	31,479
Borrowings under warehouse facilities	345,766	340,195
Long-term debt:
Discounted receivables (primarily limited recourse)	556,705	490,371
9 7/8% Senior notes due 2004	155,000	155,000
Other debt	143,823	85,134
Convertible subordinated notes	13,750	13,750

Total long-term debt	869,278	744,255

Deferred income taxes	48,011	50,390

Total liabilities	1,370,803	1,248,140
Commitments and contingencies (Note 7)
Minority interest in consolidated subsidiaries	7,345	7,326
Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares; outstanding 14,370,934 and 14,337,104 shares, respectively	72	72
Additional capital	137,552	136,795
Retained earnings	113,365	100,932
Accumulated other comprehensive loss	(18,851)	(15,574)

Total shareholders’ equity	232,138	222,225

Total liabilities and shareholders’ equity	$1,610,286	$1,477,691

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands of dollars except share data)	2001	2000	2001	2000

Finance and other income:
Amortization of finance income	$28,985	$30,177	$56,793	$59,399
Corvis deferred loan fees	—	7,579	—	9,200
Other income	4,427	2,683	7,879	4,686

Total finance and other income	33,412	40,439	64,672	73,285
Interest expense	21,138	24,842	43,216	48,066

Net interest and other income	12,274	15,597	21,456	25,219
Net gain on sale of financing transactions	12,708	10,439	27,600	14,416
(Loss) gain on revaluation of Corvis warrants	—	(12,988)	—	2,012

Net operating income	24,982	13,048	49,056	41,647
Selling, general and administrative expenses	12,838	9,953	23,471	22,405
Provision for losses on receivables	1,793	876	4,350	4,991

Earnings before minority interest, equity in net gain (loss) of investees, and provision for income taxes	10,351	2,219	21,235	14,251
Minority interest in net (income) loss of consolidated subsidiaries	(379)	431	(112)	791
Equity in net gain (loss) of investees	2	2	13	(16)

Provision for income taxes	3,701	1,409	8,703	7,301

Net earnings	$6,273	$1,243	$12,433	$7,725

Net earnings per share:
Basic	$0.44	$0.09	$0.87	$0.54

Diluted	$0.41	$0.09	$0.81	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

	Common Stock $.005 Par Value		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands of dollars except share data)	Shares	Amount

Balances at June 30, 2000	14,222,974	$71	$135,346	$82,497	$(2,551)	$215,363
Net earnings				18,435		18,435
Unrealized loss on available-for-sale securities (net of deferred taxes of $4,891)					(9,071)	(9,071)
Unrealized loss on derivative instruments designated as cashflow hedges (net of deferred taxes of $760)					(1,136)	(1,136)
Currency translation adjustment					(2,816)	(2,816)

Comprehensive income						5,412
Issuance of common stock upon exercise of stock options and warrants	99,980	1	1,230			1,231
Non-employee stock option grants			69			69
Conversion of subordinated notes	14,150		150			150

Balances at June 30, 2001	14,337,104	72	136,795	100,932	(15,574)	222,225
Net earnings				12,433		12,433
Unrealized loss on available-for-sale securities (net of deferred taxes of $367)					(654)	(654)
Unrealized loss on derivative instruments designated as cashflow hedges (net of deferred taxes of $2,012)					(3,010)	(3,010)
Currency translation adjustment					387	387

Comprehensive income						9,156
Issuance of common stock upon exercise of exchange rights			472			472
Issuance of common stock upon exercise of stock options	33,830		49			49

Non-employee stock option grants			236			236

Balances at December 31, 2001	14,370,934	$72	$137,552	$113,365	$(18,851)	$232,138

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended December 31,
(in thousands of dollars)	2001	2000

Cash flows from operating activities:
Net earnings	$12,433	$7,725

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	13,977	12,727
Provision for losses on receivables	4,350	4,991
Net gain on sale of financing transactions	(27,600)	(14,416)
Unrealized gain on investments	—	(1,892)
Other, net	115	(526)
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(17,003)	(32,952)
Accounts receivable	2,888	250
Other assets	(20,881)	(12,484)
Increases (decreases) in:
Accounts payable	15,948	9,922
Accrued expenses and other liabilities	(4,616)	3,893
Deferred income taxes	(2,012)	(6,207)

Total adjustments	(34,834)	(36,694)

Net cash used in operating activities	(22,401)	(28,969)

Cash flows from investing activities:
Acquisition of business (net of cash received)	(405)	—
Receivables originated or purchased	(544,279)	(391,164)
Portfolio receipts net of amounts included in income and proceeds from sale of financing transactions	483,022	335,846
Net increase in notes collateralized by medical receivables	(38,594)	(2,180)
Cash received from sale of investments in investees	—	544
Furniture and fixtures additions	(839)	(1,562)

Net cash used in investing activities	(101,095)	(58,516)

Cash flows from financing activities:
Exercise of stock options and warrants	49	728
Borrowings under warehouse facilities, net of repayments	5,571	6,454
Borrowings under long-term debt	194,563	152,393
Repayments on long-term debt	(69,140)	(72,070)

Net cash provided by financing activities	131,043	87,505

Effect of exchange rate changes on cash and cash equivalents	55	64

Net increase in cash and cash equivalents	7,602	84
Cash and cash equivalents, beginning of period	11,013	6,353

Cash and cash equivalents, end of period	$18,615	$6,437

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (concluded)

	Six Months Ended December 31,
(in thousands of dollars)	2001	2000

Cash paid (received) during the period for:
Interest	$38,305	$43,364

Income taxes, net of refunds	$383	$354

Supplemental disclosures of noncash transactions:

During the six months ended December 31, 2001:

Investments:

Valley Health – $15.0 million was transferred from contract receivables to investments to reflect the value of Convertible Series B shares received as consideration for amounts previously funded.

Primedex Health Systems, Inc. – $5.5 million was transferred from investments to contract receivables to reflect the value of preferred shares exchanged for contract receivables and warrants.

Aegis Bio-Systems, LLC – $1.2 million was transferred from contract receivables to investments to reflect the value of common stock received as consideration for amounts previously funded.

Diversified Therapy Corporation – $250,000 was transferred from contract receivables to investments to reflect the value of common stock received as consideration for amounts previously funded.

Repossessed Assets:

Sylvania Diagnostics, L.P. – $4.2 million was transferred from contract receivables to repossessed assets.

Other:

The exercise of exchange rights in lieu of interest and principal payments on a long-term note totaled $472,000 (see Consolidated Statements of Shareholders’ Equity).

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the consolidated balance sheets as of December 31, 2001 and June 30, 2001, the consolidated statements of operations for the three and six month periods ended December 31, 2001 and 2000, the consolidated statements of shareholders’ equity for the period from June 30, 2000 through December 31, 2001, and the consolidated statements of cash flows for the six month periods ended December 31, 2001 and 2000. The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2002.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three and six month periods ended December 31, 2001.

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

At December 31, 2001, we held the following derivative positions to manage our interest rate risk:

(in thousands of dollars)	Notional Amount	Fair Value

Cash Flow Hedges:
Interest rate swaps	$66,000.0	$(697.3)
Fair Value Hedges:
Interest rate swaps	$11,407.5	$(263.7)

In the next twelve months, we are forecasting to complete two domestic equipment securitizations. When these securitizations are completed, the fair value adjustments in accumulated other comprehensive loss (a component of shareholders’ equity) will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale. If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate. If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate. When the forecasted securitizations close, we currently expect $19,700 in fair value adjustments to be reclassified from accumulated other comprehensive loss into earnings.

The maximum length of time that we are hedging the exposure of our future cash flows for forecasted transactions is through November 2004.

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

At December 31, 2001, we held the following derivative positions to manage our foreign currency exposure:

(in thousands of dollars)	Notional Amount	Fair Value

Net Investment in Foreign Operations Hedges:
Foreign currency denominated forward rate agreements	$3,558.0	$(44.2)

Gains totaling $1.0 million were included in cumulative translation adjustments at December 31, 2001.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the projected change in the value of the hedged item and the projected change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable. High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness as defined by SFAS 133 is recognized in the income statement during each quarterly period. When options are used for hedging, the time value of the option is excluded from this effectiveness assessment. For the six months ended December 31, 2001, the Company did not record ineffectiveness related to cash flow hedges.

Accumulated Derivative Loss

The following table summarizes activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges that we held for the six months ended December 31, 2001:

(in thousands of dollars, net of deferred taxes)

Beginning balance, July 1, 2001	$(1,136)
Losses reclassified into earnings	494
Change in fair value of derivatives	(3,505)

Accumulated derivative loss included in accumulated other comprehensive loss as of December 31, 2001	$(4,147)

Note 3.    Corvis Corporation Warrants

Our investment in Corvis at December 31, 2000 reflected its market value at that date of $17.0 million, or $23 per share. We made the decision at that date to hold our investment based on our belief in the future of all-optical networking and, because of its unique technology, the prospects for Corvis’ stock to eventually rise to levels that existed during the prior year. We review our investment in Corvis each quarter and adjust its carrying value for changes in the market price of its shares, and we assess whether those changes are other than temporary. The price of Corvis’ stock continued to drop subsequent to December 31, 2000, reflecting the general slowing of the economy and significant weakening in the telecommunications industry. At December 31, 2001, Corvis shares closed at $3.23. We reduced our investment in Corvis by $14.7 million during those twelve months to reflect this drop. We also reduced DVI’s book value by $14.7 million (before a tax benefit of $5.1 million). That reduction in book value, however, was recorded in accumulated other comprehensive loss (a component of shareholders’ equity) rather than in the Consolidated Statement of Operations based on our continued belief in the future of this technology and Corvis’ future prospects. In accordance with authoritative guidance in SAB 59, the Company has evaluated Corvis’ near term financial condition, the outlook of Corvis’ industry (optical networking) and our intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in market value. Management feels that there is sufficient evidence to support our belief that the decline in share price is only temporary.

Note 4.    Allowance for Losses on Receivables

The following is an analysis of the allowance for losses on receivables:

	Six Months Ended December 31,
(in thousands of dollars)	2001	2000

Balance, beginning of period	$15,933	$14,307
Provision for losses on receivables	4,350	4,991
Provision for losses on recourse credit enhancements	1,360	1,309
Provision for losses on acquired portfolio	250	—
Net charge-offs	(4,938)	(4,255)

Balance, end of period	$16,955	$16,352

Note 5.    Other Assets

The following represents a summary of the major components of other assets:

(in thousands of dollars)	December 31, 2001	June 30, 2001

Unamortized debt issuance costs	$14,396	$14,424
Refunds due on foreign value-added taxes paid	6,179	5,187
Prepaid expenses	7,022	6,133
Miscellaneous	2,551	2,357

Total other assets	$30,148	$28,101

Note 6.    Note Exchange Agreement on Convertible Subordinated Notes

In June 1994, the Company issued 9 1/8% convertible subordinated notes that were scheduled to mature in 2002. This debt features a conversion option to equity at a fixed price of $10.60 per share. At December 31, 2001, the outstanding principal on this debt was $13.8 million. A new Note Exchange Agreement, effective August 1, 2001, extended the maturity of this debt until June 2004. The debt terms remain consistent with the original debt issue except for the new maturity date.

Note 7.    Commitments and Contingencies

In December 2000, a former employee of the Company filed an action in the Circuit Court of Cook County, Illinois (the Company subsequently had the case removed to the U.S. District Court for the Northern District of Illinois) arising out of the Company’s purchase (from the plaintiff and others) of a partnership interest in and assets of Third Coast Capital (“TCC”), the Company’s venture leasing division, in 1998. The plaintiff alleges that his decision to sell his interest in TCC and accept employment with the Company was based on his reliance on a number of promises allegedly made by the Company, including the Company’s ability and willingness to fund the venture business in the future. The complaint alleges that these promises were false when made and represented a scheme to facilitate the Company’s misappropriation and conversion of TCC’s worth, alleged to be $25.0 million. The complaint alleges, among other things, fraud and breach of contract and seeks various remedies. The litigation is in the discovery phase.

The Company believes the lawsuit is without merit and will vigorously defend against it. The Company believes it will prevail in this matter and, accordingly, no contingent loss provision has been recorded.

Note 8.    Recognition of Income on Non-Performing Contracts

At December 31, 2001, the net investment of contracts for which the recognition of income has been suspended totaled $64.5 million. Cash collected on those contracts was applied as a recovery of their net investment. Separately, income of $2.4 million was recognized during the six months ending December 31, 2001 on contracts past due at least 180 days, and for which the recognition of income had not been suspended. The interest component of cash actually received on those contracts during that time was $0.6 million.

Note 9.    Reconciliation of Earnings per Share Calculation

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands except per share data)	2001	2000	2001	2000

Basic
Income available to common shareholders	$6,273	$1,243	$12,433	$7,725
Average common shares	14,354	14,278	14,346	14,251
Basic earnings per common share	$0.44	$0.09	$0.87	$0.54

Diluted
Income available to common shareholders	$6,273	$1,243	$12,433	$7,725
Effect of dilutive securities:
Convertible debentures	182	—	364	367

Diluted income available to common shareholders	$6,455	$1,243	$12,797	$8,092
Average common shares	14,354	14,278	14,346	14,251
Effect of dilutive securities, net:
Convertible debentures (1)	1,297	—	1,297	1,304
Options	181	174	177	232
Exchange rights	28	—	14	—
Warrants	—	—	—	5

Diluted average common shares	15,860	14,452	15,834	15,792
Diluted earnings per common share	$0.41	$0.09	$0.81	$0.51

(1)	For the three months ended December 31, 2000, the effect of convertible debentures was deemed anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

Note 10.    Segment Reporting

We have the following reportable segments based on the types of our financings:

•	Equipment financing, which includes:
•	Sophisticated medical equipment financing directly to U.S. and international end users,
•	Medical equipment contracts acquired from originators that generally do not have access to cost-effective permanent funding and
•	“Small ticket” equipment financing.

•	Medical receivables financing, which includes:
•	Medical receivable lines of credit issued to a wide variety of healthcare providers and
•	Software tracking of medical receivables.

•	Corporate and all other, which includes:
•
Interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to our customers operating in the long-term care, assisted care and specialized hospital markets;

•	Asset-backed financing (including lease lines of credit) to emerging growth companies and
•	Miscellaneous financial advisory services, corporate income and overhead allocations.

The following information reconciles our reportable segment information to the consolidated financial statement totals:

	Three Months Ended December 31, 2001
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings

Equipment financing	$27,630	$17,138	$6,317
Medical receivables financing	6,791	3,486	633
Corporate and all other	(1,009)	514	(677)

Consolidated total	$33,412	$21,138	$6,273

	Six Months Ended December 31, 2001
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets

Equipment financing	$52,531	$34,761	$12,025	$990,895
Medical receivables financing	13,953	7,618	909	286,612
Corporate and all other	(1,812)	837	(501)	58,011

Consolidated total	$64,672	$43,216	$12,433	$1,335,518

	Three Months Ended December 31, 2000
(in thousands of dollars)	Total Finance and Other Income (1)	Interest Expense	Net Earnings

Equipment financing	$24,764	$18,483	$2,456
Medical receivables financing	8,203	5,248	476
Corporate and all other	(5,516)	1,111	(1,689)

Consolidated total	$27,451	$24,842	$1,243

	Six Months Ended December 31, 2000
(in thousands of dollars)	Total Finance and Other Income (1)	Interest Expense	Net Earnings	Net Financed Assets

Equipment financing	$48,004	$35,493	$2,819	$878,141
Medical receivables financing	16,714	10,527	1,501	252,056
Corporate and all other	10,579	2,046	3,405	60,690

Consolidated total	$75,297	$48,066	$7,725	$1,190,887

(1)	Includes the gain/loss on revaluation of Corvis warrants.

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

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for the three month periods ended and as of December 31, 2001 and 2000 by geographic area are as follows:

	Three Mos. Ended December 31, 2001	Six Months Ended December 31, 2001
(in thousands of dollars)	Total Finance and Other Income	Total Finance and Other Income	Net Financed Assets

United States	$22,798	$45,261	$981,810
International	10,614	19,411	353,708

Total	$33,412	$64,672	$1,335,518

	Three Mos. Ended December 31, 2000	Six Months Ended December 31, 2000
(in thousands of dollars)	Total Finance and Other Income	Total Finance and Other Income	Net Financed Assets

United States	$19,069	$58,532	$903,984
International	8,382	16,765	286,903

Total	$27,451	$75,297	$1,190,887

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for the three and six month periods ended December 31, 2001 and 2000.

Note 11.    Subsequent Event

Subsequent to December 31, 2001, the Argentine government substantially devalued the country’s currency, the Argentine Peso. Additionally, the Argentine Peso’s value was then permitted to float freely in currency markets, which led to further value erosion against other currencies, including the U.S. Dollar. This devaluation has exacerbated the already deteriorating economic conditions in the country. As a means to ease the in-country debt burden and enhance in-country liquidity, the Argentine government has contemplated the conversion of certain non-peso denominated debts to Argentine pesos at a below market rate and a restriction on the ability to expatriate certain cash deposits within the country. This combination of events increases the credit and liquidity risks on certain notes receivable and cash deposits owned by the Company’s subsidiaries and under the jurisdiction of the country of Argentina. Our exposure relative to these actions within the country of Argentina as of December 31, 2001 is limited to contract receivables of $24.3 million (less than 2.3% of our total contract receivables portfolio) and our in-country non-peso denominated cash deposits of $1.2 million. At this time, we are unable to estimate a specific potential loss exposure, as much uncertainty exists regarding the final resolution of this situation. The Company continues to actively monitor the financial developments in Argentina and all of Latin America in order to properly account for the impact of these and future events.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total equipment financing contracts originated and acquired increased 20.9% and 38.6% to $263.9 and $530.5 million for the three and six month periods ended December 31, 2001 when compared to the same periods of the prior year. This increase is due mainly to higher volumes of new business in our retail business.

Net financed assets increased 6.9% to $1.3 billion at December 31, 2001 when compared to the total as of June 30, 2001. Not included in net financed assets were the contracts sold but still serviced by us, which increased 12.3% to $1.2 billion as of December 31, 2001. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.5 billion as of December 31, 2001, representing a 9.7% increase over the total as of June 30, 2001.

During the three and six month periods ended December 31, 2001, new line of credit commitments in our medical receivables financing business increased 10.4% and 75.6% to $41.4 and $100.1 million, when compared to the same periods of the prior year. Net medical receivables funded at December 31, 2001 totaled $288.9 million, an increase of $38.6 million or 15.4% from the total as of June 30, 2001. Average net medical receivables funded during the three and six month periods ended December 31, 2001 increased 15.8% and 9.7% to $275.1 and $268.8 million for the same periods of the prior year.

Total finance and other income decreased by 17.4% and 11.8% to $33.4 and $64.7 million for the three and six month periods ended December 31, 2001 when compared to the same periods of the prior year.

•
Amortization of finance income was $29.0 and $56.8 million for the three and six month periods ended December 31, 2001 compared to $30.2 and $59.4 million for the three and six month periods ended December 31, 2000. During the three months ended December 31, 2001, we purchased a deeply-discounted contract receivable portfolio, which we previously serviced, from another company who had curtailed operations in the countries in which the portfolio is domiciled. The terms of the sale agreement provided for a 100% vesting in cash receipts that we had collected during our term as servicing agent. As a result, we recognized financing income of $1.7 million at December 31, 2001.

For the respective three months ended, a decrease in average yields caused a $6.6 million decrease in finance income, offset by a $3.7 million increase related to a $151.2 million increase in average net financed assets. Based on average net financed assets of $1.4 billion and $1.2 billion for these respective three-month periods, the annualized yields were 7.9% and 9.8%.

For the respective six months ended, a decrease in average yields caused an $11.4 million decrease in finance income, offset by a $7.1 million increase related to a $145.2 million increase in average net financed assets. Based on average net financed assets of $1.4 billion and $1.2 billion for these respective six-month periods, the annualized yields were 8.1% and 9.7%.

•	Corvis deferred loan fees of $7.6 and $9.2 million were recognized for the three and six months ended December 31, 2000 resulting from Corvis’ full repayment of their loan in November 2000.

•
Other income increased 65.0% and 68.1% to $4.4 and $7.9 million for the three and six month periods ended December 31, 2001 as compared to $2.7 and $4.7 million in the comparable prior year periods. The increase is attributable mainly to income realized from advisory and late fees, forfeited deposits and proceeds received for the sale of an imaging center in which we had an interest. Recurring sources of other income consist primarily of medical receivables fees, late fees, net service fee income, and contract fees and penalties.

Interest expense decreased 14.9% and 10.1% to $21.1 and $43.2 million for the three and six month periods ended December 31, 2001 when compared to the same periods of the prior year. A lower cost of funds accounted for $6.7 million of the decrease for the respective three months ended, offset by an increase of $3.0 million due to an increase in average interest-bearing liabilities of $132.9 million. The rate on average interest-bearing debt for this period decreased to 6.8% when compared to 9.0% for the same period of the prior year.

A lower cost of funds accounted for $10.5 million of the decrease for the respective six months ended, offset by an increase of $5.6 million due to an increase in average interest-bearing liabilities of $125.1 million. The rate on average interest-bearing debt for this period decreased to 7.2% when compared to 9.0% for the same period of the prior year.

The net gain on sale of financing transactions increased 21.7% to $12.7 million for the three month period ended December 31, 2001 compared to $10.4 million for the three month period ended December 31, 2000, representing 8.1% and 8.2% of the $157.7 and $127.6 million in contracts sold during those periods. The increase in gains during this three-month period is due to sales of additional loans. The net gain on sale of financing transactions increased 91.5% to $27.6 million for the six month period ended December 31, 2001 compared to $14.4 million for the six month period ended December 31, 2000, representing 8.7% and 6.5% of the $316.2 and $220.9 million in contracts sold during those periods. The increase in gains during this six-month period is due to both additional loans sold and improvements in pricing.

Net selling, general and administrative expenses (“SG&A”) increased 29.0% and 4.8% to $12.8 and $23.5 million when comparing the three and six month periods ended December 31, 2001 to the same periods of the prior year. The increases are primarily due to higher compensation expense, consultant costs, legal settlement costs, and legal costs related to the resolution of loan delinquencies. These increases were partially offset by decreases in travel costs and the 2002 fiscal year suspension of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142.

The allowance for losses on receivables was $17.0 million at December 31, 2001, or 0.68% of our managed portfolio, compared to $16.4 million at December 31, 2000, which represented 0.78% of our managed portfolio at that time. We made provisions for losses on receivables for the three and six month periods ended December 31, 2001 of $2.7 and $6.0 million (including $672,000 and $1.4 million that represents future losses on sold contracts relating to recourse credit enhancements), compared to $1.4 and $6.3 million (including $560,000 and $1.3 million on recourse credit enhancements) for the same periods ended December 31, 2000. Each month we charge off contracts in which losses are probable and all reasonable remedies have been pursued. We then evaluate the adequacy of the allowance for losses to absorb our current estimates of credit losses that have occurred in our managed portfolio. We make additional provisions for loss to restore the allowance to a level sufficient to cover current losses existing in the portfolio. Our net charge-offs for the three and six months ended December 31, 2001 were $2.4 million and $4.9 million, respectively, and our net charge-offs for the three and six months ended December 31, 2000 were $2.5 million and $4.3 million, respectively. The net charge-offs for the three month periods ended December 31, 2001 and 2000 represented 14.4%, and 15.2%, respectively, of the quarter-end allowance for losses. Recoveries on receivables previously charged off totaled $285,000 and $558,000 for the six month periods ended December 31, 2001 and 2000, respectively.

Earnings before minority interest, equity in net gain/loss of investees and provision for income taxes increased 366.5% and 49.0% to $10.4 and $21.2 million for the three and six month periods ended December 31, 2001, due mainly to the loss on the revaluation of Corvis warrants during the three months ended December 31, 2000.

The provision for income taxes increased 162.7% and 19.2% to $3.7 and $8.7 million when comparing the three and six month periods ended December 31, 2001 to the same periods ended December 31, 2000. The increase is primarily the result of the increase in pre-tax earnings. The effective income tax rate for the three months ended December 31, 2001 was 35.8%. This effective tax rate is slightly higher than the U.S. statutory rate of 35.0% because of state income taxes and foreign withholding taxes (which are not affected by pretax earnings), offset by the use of foreign net operating loss carryforwards against current foreign income. The deferred tax balance at December 31, 2001 decreased a net $2.4 million from June 30, 2001 as a result of net unrealized losses on our available-for-sale security investments and unrealized losses on cash flow hedges.

Net earnings increased 404.7% and 60.9% to $6.3 million and $12.4 million for the three and six month periods ended December 31, 2001 when compared to the same periods of the prior year. Diluted earnings per share increased 355.6% and 58.8% to $0.41 and $0.81 when comparing the three and six month periods ended December 31, 2001 to December 31, 2000. The increase in diluted earnings per share results mainly from the December 31, 2000 fair value adjustment of our Corvis warrants.

Business Segments

Equipment Financing

Comparing three months ended December 31, 2001 to the same period of the prior year

In our equipment financing business, net financed assets increased $112.8 million to $990.9 million at December 31, 2001 from $878.1 million at December 31, 2000. Net earnings for the period were $6.3 million compared to $2.5 million for the same period of the prior year.

Amortization of finance income decreased $0.2 million, excluding the $1.7 million in current period income recognized on the purchased portfolio discussed in Results of Operations. A $115.4 million increase in average net financed assets contributed $2.9 million of the increase in finance income. A decrease in average yields to 8.8% from 10.0% caused a decrease of $3.0 million.

Other income increased $1.4 million due to higher miscellaneous fees and a management reporting change in service fees. The net gain on sale of financing transactions increased $1.1 million due to an increase in contracts sold.

Interest expense decreased $1.3 million. Of this decrease, $3.9 million is due to a decrease in the average cost of funds from 9.0% to 7.3%. Offsetting this was $2.5 million due to an increase in average interest-bearing liabilities used to fund a larger portfolio.

Net SG&A expenses increased $0.6 due to higher legal collection and UCC processing costs. The provision for losses on receivables improved by $1.2 million. The improvement was mainly due to $0.8 million lower charge-offs for the equipment financing business.

Comparing six months ended December 31, 2001 to the same period of the prior year

Net earnings for the six month period ended December 31, 2001 were $12.0 million compared to $2.8 million for the same period of the prior year.

Amortization of finance income increased $1.7 million. A $120.1 million increase in average net financed assets contributed $5.8 million of the increase in finance income. A decrease in average yields to 8.8% from 9.6% caused an offsetting decrease of $4.1 million.

Other income increased $2.8 million due to higher miscellaneous fees and a management reporting accounting change for service fees. The net gain on sale of financing transactions increased $9.6 million due to an increase in contracts sold and improvements in pricing.

Interest expense decreased $0.7 million. Of this decrease, $5.5 million is due to a decrease in the average cost of funds from 8.8% to 7.6%. Offsetting this was $4.8 million due to an increase in average interest-bearing liabilities used to fund a larger portfolio.

Net SG&A expenses remained flat. Provision for losses on receivables improved $0.6 million. The overall higher reserve and higher charge-offs were offset by a decline for a Latin American affiliate.

Medical Receivables Financing

Comparing three months ended December 31, 2001 to the same period of the prior year

In our medical receivables financing business, net financed assets at December 31, 2001 were $286.6 million, an increase of 13.7%, or $34.6 million over the amount at December 31, 2000. Net earnings were $0.6 million, an increase of $0.2 million over the same period of the prior year.

Amortization of finance income decreased $1.9 million. An increase in average net financed assets contributed $1.1 million to finance income, offset by a decrease in average yields for a decline of $3.0 million. The yield on average net financed assets was 7.3% compared to 11.7% for the three month period ended December 31, 2000.

Interest expense decreased $1.8 million to $3.5 million. The rate on average interest bearing debt decreased to 5.2% for the three month period ended December 31, 2001 from 9.0% for a decline of $2.6 million. Offsetting the decline was a $0.8 million increase caused by higher average debt outstanding to finance the growing portfolio.

Other income increased $0.5 million to $1.8 million due to an increasing portfolio and efforts to increase fee income.

Net SG&A expenses increased $0.3 million due to increased staffing levels. An improvement in the provision for losses was due to the purchase of a portfolio with an allowance reserve.

Comparing six months ended December 31, 2001 to the same period of the prior year

Net earnings for the six months were $0.9 million, a decline of $0.6 million.

An increase in the average medical receivables of $23.8 million accounted for a $1.4 million increase in amortization of finance income. The increase was offset by $4.8 million due to a decline in yields from 11.6% to 8.0%.

Other income was $3.2 million in comparison to $2.5 million. The $0.7 increase is due to a larger portfolio base and an effort to increase fee income.

Interest expense was $7.6 million, down $2.9 million from the comparison period. The declining rate environment contributed $4.4 million. The increase in average debt outstanding from $223.0 million to $255.1 million caused an increase in interest expense of $1.5 million.

Net SG&A expenses increased $1.1 million or 28%. Increased staffing for portfolio growth and costs associated with troubled creditors are the main sources of the increase.

Corporate and All Other

Comparing three months ended December 31, 2001 to the same period of the prior year

Net financed assets decreased $2.7 million to $58.0 million at December 31, 2001 from $60.7 million at December 31, 2000. For the three months ended December 31, 2001, net earnings increased $1.0 million when compared to the same period of the prior year.

Net interest income and other income increased $5.1 million due mainly to a write-down of $5.4 million revaluation of Corvis warrants recorded during the three months ended December 31, 2000.

Increased staff and expenses related to reorganizing some workout situations are the main contributors for the $2.0 million increase in net SG&A. The provision for losses on receivables was $2.3 million higher due to the overall decline in the provision expense in the same period of the prior year.

Comparing six months ended December 31, 2001 to the same period of the prior year

For the six months ended December 31, 2001, net earnings decreased $3.9 million from $3.4 million when compared to the same period of the prior year.

Net interest income and other income decreased $11.2 million due mainly to a $12.0 million revaluation of Corvis warrants recorded during the six months ended December 31, 2000. A change in management reporting accounting was the main contributor to the $3.6 million increase in gain on sale.

Net SG&A remained at an equivalent level.

Financial Condition

Total shareholders’ equity increased $9.9 million to $232.1 million at December 31, 2001 from $222.2 million at June 30, 2001. The increase was due to net earnings of $12.4 million, stock option grants and issuances of common stock totaling $0.8 million, and cumulative foreign currency translation adjustments of $0.4 million. These increases were offset by net unrealized losses on available-for-sale securities of $0.7 million and unrealized losses on derivative instruments designated as cash flow hedges of $3.0 million.

At December 31, 2001 we had available an aggregate of $660.8 million under various warehouse credit facilities for medical equipment and medical receivables financing, consisting of $409.6 million available for domestic equipment contracts, $168.2 million for international contracts, and $83.0 million for medical receivables contracts.

Permanent Funding Methods

Through December 31, 2001, we have completed 29 securitizations for medical equipment and medical receivables financings totaling approximately $4.1 billion, consisting of public debt issues totaling $2.2 billion and private placements of debt and contract sales totaling $1.9 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

We have $284.9 million available under two credit facilities with the option to sell to each certain equipment contracts. As of December 31, 2001, $146.5 million was sold to these facilities. Our obligations under these facilities include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

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

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 2001. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at December 31, 2001. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (USD), Singapore dollars (SGD), Hong Kong dollars (HKD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR) and South African Rand (ZAR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $409.8 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Qtr Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006
Rate-Sensitive Assets:
Fixed rate receivables in installments (USD)	$91,524	$63,141	$51,347	$38,167	$20,108	$10,165	$274,452	$275,037
Average interest rate	9.74%	9.78%	9.66%	9.52%	9.43%	9.99%	9.74%
Fixed rate receivables in installments (SGD)	$1,436	$659	$728	$343	$181	—	$3,347	$3,290
Average interest rate	9.90%	9.90%	9.90%	9.90%	7.93%	—	9.90%
Fixed rate receivables in installments (JPY)	$3,843	$3,713	$2,408	$1,003	$234	—	$11,201	$10,453
Average interest rate	5.80%	6.16%	6.16%	6.49%	6.66%	—	5.80%
Fixed rate receivables in installments (AUD)	$144	$57	$44	$81	—	—	$326	$321
Average interest rate	7.70%	8.82%	8.66%	8.68%	—	—	7.70%
Fixed rate receivables in installments (GBP)	$40	$46	—	—	—	—	$86	$87
Average interest rate	10.88%	10.88%	—	—	—	—	10.88%
Fixed rate receivables in installments (EUR)	$6,757	$7,125	$6,992	$5,689	$3,590	$351	$30,504	$30,058
Average interest rate	8.58%	8.60%	8.59%	8.60%	8.48%	8.68%	8.58%
Floating rate receivables in installments (USD)	$55,956	$34,609	$22,483	$12,748	$6,895	$689	$133,380	$133,380
Average interest rate	6.59%	7.14%	6.52%	6.14%	6.36%	6.34%	6.59%
Floating rate notes collateralized by medical receivables (USD)	$192,044	$83,590	$18,476	$8,257	—	—	$302,367	$302,367
Average interest rate	6.78%	6.85%	6.14%	7.09%	—	—	6.78%
Fixed rate recourse credit enhancements (USD)	$12,951	$12,407	$10,367	$7,951	$4,255	$1,154	$49,085	$48,451
Average interest rate	6.10%	6.02%	6.00%	5.80%	5.44%	5.19%	6.10%

Totals	$364,695	$205,347	$112,845	$74,239	$35,263	$12,359	$804,748	$803,444

Average interest rate	7.51%	7.81%	7.98%	8.16%	8.23%	9.30%	7.78%

Derivatives Matched Against Assets:
Interest Rate Swaps
Pay variable rate swaps (USD)	$2,000	—	—	—	—	—	$2,000	$(30)
Weighted average pay rate	3.79%	—	—	—	—	—	3.79%
Weighted average receive rate	2.14%	—	—	—	—	—	2.14%
Pay fixed rate swaps (EUR)	—	$4,779	$4,628	—	—	—	$9,407	$(234)
Weighted average pay rate	—	5.07%	5.35%	—	—	—	5.21%
Weighted average receive rate	—	3.37%	3.44%	—	—	—	3.40%

Totals	$2,000	$4,779	$4,628				$11,407	$(264)

	Expected Maturity Date – Qtr Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006
Rate-Sensitive Liabilities:
Variable rate borrowings under warehouse facilities (USD)	$259,904	—	—	—	—	—	$259,904	$259,904
Average interest rate	3.72%	—	—	—	—	—	3.72%
Variable rate borrowings under warehouse facilities (AUD)	$7,865	—	—	—	—	—	$7,865	$7,865
Average interest rate	5.82%	—	—	—	—	—	5.82%
Variable rate borrowings under warehouse facilities (GBP)	$13,109	—	—	—	—	—	$13,109	$13,109
Average interest rate	6.87%	—	—	—	—	—	6.87%
Variable rate borrowings under warehouse facilities (JPY)	$3,875	—	—	—	—	—	$3,875	$3,875
Average interest rate	3.21%	—	—	—	—	—	3.21%
Variable rate borrowings under warehouse facilities (EUR)	$58,558	—	—	—	—	—	$58,558	$58,558
Average interest rate	4.49%	—	—	—	—	—	4.49%
Variable rate borrowings under warehouse facilities (ZAR)	$2,455	—	—	—	—	—	$2,455	$2,455
Average interest rate	10.81%	—	—	—	—	—	10.81%
Fixed rate discounted receivables (USD)	$110,198	$86,324	$60,193	$36,217	$14,335	$2,461	$309,728	$313,822
Average interest rate	6.05%	5.95%	5.80%	5.38%	4.56%	4.60%	6.05%
Variable rate discounted receivables (USD)	$188,890	$13,038	$41,118	$3,289	$642	—	$246,977	$246,977
Average interest rate	3.14%	5.43%	2.75%	5.43%	5.43%	—	3.60%
Senior notes (USD)	—	—	$155,000	—	—	—	$155,000	$155,000
Average interest rate	—	—	9.88%	—	—	—	9.88%
Other debt (USD)	$43,231	$15,105	$7,547	$28,508	$4,038	—	$98,429	$98,479
Average interest rate	4.93%	6.32%	5.97%	4.60%	3.65%	—	5.08%
Other debt (GBP)	$3,664	$3,289	$2,527	$2,252	$2,229	$4,259	$18,220	$15,654
Average interest rate	6.79%	6.78%	6.64%	6.52%	6.57%	6.84%	6.72%
Other debt (EUR)	$2,828	$9,760	$4,946	$4,059	$2,848	—	$24,441	$22,947
Average interest rate	6.61%	6.92%	7.10%	7.38%	6.64%	—	7.05%
Other debt (HKD)	$2,733	—	—	—	—	—	$2,733	$2,557
Average interest rate	4.09%	—	—	—	—	—	4.09%
Convertible sub notes (USD)	—	—	$13,750	—	—	—	$13,750	$22,830
Average interest rate	—	—	9.12%	—	—	—	9.12%

Totals	$697,310	$127,516	$285,081	$74,325	$24,092	$6,720	$1,215,044	$1,224,032

Average interest rate	4.21%	6.04%	7.77%	5.23%	4.86%	6.02%	5.46%

	Expected Maturity Date – Qtr Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006
Derivatives Matched Against Liabilities:
Interest Rate Swaps
Pay fixed rate swaps (USD)	$80,385	—	$6,000	—	—	—	$86,385	$(697)
Weighted average pay rate	3.61%	—	5.84%	—	—	—	4.77%
Weighted average receive rate	2.51%	—	2.53%	—	—	—	2.51%
Pay fixed rate swaps (JPY)	$18,381	—	—	—	—	—	$18,381	$—
Weighted average pay rate	0.12%	—	—	—	—	—	0.12%
Weighted average receive rate	1.93%	—	—	—	—	—	1.93%
Pay fixed rate swaps (AUD)	$2,005	—	—	—	—	—	$2,005	$—
Weighted average pay rate	5.18%	—	—	—	—	—	5.18%
Weighted average receive rate	1.93%	—	—	—	—	—	1.93%

Totals	$100,771		$6,000				$106,771	$(697)

Total rate-sensitive assets increased $56.3 million from the total at June 30, 2001. This increase is primarily due to additional medical receivables notes of $46.2 million and higher fixed-rate domestic equipment receivables of $7.7 million.

Total rate-sensitive liabilities increased $130.6 million from the total at June 30, 2001. This increase was primarily due to the completion of an equipment securitization during the current quarter and additional borrowings under domestic warehouse facilities.

Changes in the overall derivative positions held at December 31, 2001 compared to those held at June 30, 2001 reflect the changes in the Company’s exposures in its financial contracts.

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 2001. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Hong Kong dollars (HKD) and South African Rand (ZAR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $170.4 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Qtr Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006
Foreign Currency Sensitive Assets:
Fixed rate receivables in installments (SGD)	$1,436	$659	$728	$343	$181	—	$3,347	$3,290
Average interest rate	9.90%	9.90%	9.90%	9.90%	7.93%	—	9.90%
Fixed rate receivables in installments (JPY)	$3,843	$3,713	$2,408	$1,003	$234	—	$11,201	$10,453
Average interest rate	5.80%	6.16%	6.16%	6.49%	6.66%	—	5.80%
Fixed rate receivables in installments (AUD)	$144	$57	$44	$81	—	—	$326	$321
Average interest rate	7.70%	8.82%	8.66%	8.68%	—	—	7.70%
Fixed rate receivables in installments (GBP)	$40	$46	—	—	—	—	$86	$87
Average interest rate	10.88%	10.88%	—	—	—	—	10.88%
Fixed rate receivables in installments (EUR)	$6,757	$7,125	$6,992	$5,689	$3,590	$351	$30,504	$30,058
Average interest rate	8.58%	8.60%	8.59%	8.60%	8.48%	8.68%	8.58%

Totals	$12,220	$11,600	$10,172	$7,116	$4,005	$351	$45,464	$44,209

Average interest rate	7.86%	7.90%	8.11%	8.37%	8.35%	8.68%	7.99%

Derivatives Matched Against Assets:
Foreign Exchange Agreements
Receive USD / Pay EUR	$3,558	—	—	—	—	—	$3,558	$(44)
Avg. contractual exchange rate	0.879	—	—	—	—	—	0.879

	Expected Maturity Date – Qtr Ended December 31,					There- after	Total	Fair Value
(in thousands of dollars)	2002	2003	2004	2005	2006
Foreign Currency Sensitive Liabilities:
Variable rate borrowings under warehouse facilities (AUD)	$7,865	—	—	—	—	—	$7,865	$7,865
Average interest rate	5.82%	—	—	—	—	—	5.82%
Variable rate borrowings under warehouse facilities (GBP)	$13,109	—	—	—	—	—	$13,109	$13,109
Average interest rate	6.87%	—	—	—	—	—	6.87%
Variable rate borrowings under warehouse facilities (JPY)	$3,875	—	—	—	—	—	$3,875	$3,875
Average interest rate	3.21%	—	—	—	—	—	3.21%
Variable rate borrowings under warehouse facilities (EUR)	$58,558	—	—	—	—	—	$58,558	$58,558
Average interest rate	4.49%	—	—	—	—	—	4.49%
Variable rate borrowings under warehouse facilities (ZAR)	$2,455	—	—	—	—	—	$2,455	$2,455
Average interest rate	10.81%	—	—	—	—	—	10.81%
Other debt (GBP)	$3,664	$3,289	$2,527	$2,252	$2,229	$4,259	$18,220	$15,654
Average interest rate	6.79%	6.78%	6.64%	6.52%	6.57%	6.84%	6.72%
Other debt (EUR)	$2,828	$9,760	$4,946	$4,059	$2,848	—	$24,441	$22,947
Average interest rate	6.61%	6.92%	7.10%	7.38%	6.64%	—	7.05%
Other debt (HKD)	$2,733	—	—	—	—	—	$2,733	$2,557
Average interest rate	4.09%	—	—	—	—	—	4.09%

Totals	$95,087	$13,049	$7,473	$6,311	$5,077	$4,259	$131,256	$127,020

Average interest rate	5.18%	6.88%	6.94%	7.07%	6.61%	6.84%	5.67%

Derivatives Matched Against Liabilities:
Foreign Exchange Agreements
Receive USD / Pay EUR	$13,803	—	—	—	$3,669	—	$17,472	$(233)
Avg. contractual exchange rate	0.8987	—	—	—	0.922	—	0.9036
Receive USD / Pay JPY	$18,381	—	—	—	—	—	$18,381	$1,124
Avg. contractual exchange rate	123.54	—	—	—	—	—	123.54
Receive USD / Pay AUD	$2,004	—	—	—	—	—	$2,004	$12
Avg. contractual exchange rate	0.5164	—	—	—	—	—	0.5164
Receive USD / Pay SGD	$3,770	—	—	—	—	—	$3,770	$61
Avg. contractual exchange rate	1.8166	—	—	—	—	—	1.8166

Totals	$37,958				$3,669		$41,627	$964

Total foreign currency sensitive liabilities increased $5.3 million from the total at June 30, 2001 due primarily to new international borrowings.

The derivative positions held at December 31, 2001 and June 30, 2001 are forward sales of currencies to hedge foreign currency denominated assets and liabilities funded on a short-term basis with U.S. dollars.

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

PART II – OTHER INFORMATION

Items 1, 2, 3 and 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders held on November 28, 2001 and received the votes set forth below:

1.	All of the following persons nominated were elected to serve as directors of the Company and received the number of votes set opposite their respective names:

Name	For	Withheld

Gerald L. Cohn	11,125,803	765,253

John E. McHugh	11,870,568	20,488

Michael A. O’Hanlon	11,117,010	774,046

Nathan Shapiro	11,869,368	21,688

William S. Goldberg	11,869,038	22,018

Harry T. J. Roberts	11,111,403	779,653

2.
A proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending June 30, 2002 received 11,860,723 votes FOR and 27,828 votes AGAINST, with 2,505 abstentions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DVI, INC.
(Registrant)

Date: February 14, 2002	By	/s/ MICHAEL A. O’HANLON
Michael A. O’Hanlon President and Chief Executive Officer

Date: February 14, 2002	By	/s/ STEVEN R. GARFINKEL
Steven R. Garfinkel Executive Vice President and Chief Financial Officer