Form 10-Q
period 2002-03-31
DVI INC
filed 2002-05-20
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-16271

DVI, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2722773
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2500 York Road
Jamison, Pennsylvania	18929
(Address of principal	(Zip Code)
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

Common stock, $.005 par value – 14,543,766 shares as of April 30, 2002.

DVI, INC. AND SUBSIDIARIES

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	June 30, 2001
	(Unaudited)
	(in thousands of dollars except share data)
ASSETS
Cash and cash equivalents	$12,491	$11,013
Restricted cash and cash equivalents	102,862	101,888
Accounts receivable	68,764	43,032
Investments	33,041	24,193
Contract receivables:
Investment in direct financing leases and notes secured by equipment or medical receivables:
Receivables in installments	1,120,976	1,030,887
Receivables and notes—related parties	—	3,413
Net notes collateralized by medical receivables	282,471	250,260
Residual valuation	23,452	22,659
Unearned income	(127,666)	(119,160)

Net investment in direct financing leases and notes secured by equipment or medical receivables	1,299,233	1,188,059
Less: Allowance for losses on receivables	(17,002)	(15,933)
Less: Allowance for losses on Argentina contracts (Note 13)	(9,396)	—

Net contract receivables	1,272,835	1,172,126
Retained interests in securitizations	59,200	51,006
Servicing rights	13,529	8,792
Equipment on operating leases (net of accumulated depreciation of $5,237 and $3,749, respectively)	8,869	9,913
Repossessed assets	21,070	13,185
Furniture and fixtures (net of accumulated depreciation of $5,418 and $6,930, respectively)	6,942	5,588
Goodwill (net of accumulated amortization of $4,229 and $4,223, respectively)	8,860	8,854
Other assets	29,547	28,101

Total assets	$1,638,010	$1,477,691

The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

	March 31, 2002	June 30, 2001
	(Unaudited)
	(in thousands of dollars except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts and equipment payables	$109,948	$81,821
Accrued expenses and other liabilities	29,451	31,479
Borrowings under warehouse facilities	386,707	340,195
Long-term debt:
Discounted receivables (primarily limited recourse)	511,779	490,371
9 7/8% Senior notes due 2004	155,000	155,000
Other debt	122,462	85,134
Convertible subordinated notes (Note 9)	38,750	13,750

Total long-term debt	827,991	744,255

Deferred income taxes	48,180	50,390

Total liabilities	1,402,277	1,248,140
Commitments and contingencies (Note 11)
Minority interest in consolidated subsidiaries	3,146	7,326
Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares; outstanding 14,492,169 and 14,337,104 shares, respectively	72	72
Additional capital	139,584	136,795
Retained earnings	104,123	100,932
Accumulated other comprehensive loss	(11,192)	(15,574)

Total shareholders’ equity	232,587	222,225

Total liabilities and shareholders’ equity	$1,638,010	$1,477,691

The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(in thousands of dollars except share data)
Finance and other income:
Amortization of finance income	$27,934	$29,823	$84,727	$89,222
Corvis deferred loan fees	—	—	—	9,200
Other income	5,788	3,470	13,667	8,156

Total finance and other income	33,722	33,293	98,394	106,578
Interest expense	20,658	23,989	63,874	72,055

Net interest and other income	13,064	9,304	34,520	34,523
Provision for losses on receivables	2,638	708	6,988	5,699
Provision for losses on Argentina contracts (Note 13)	13,747	—	13,747	—

Net interest and other income after provision for losses	(3,321)	8,596	13,785	28,824
Net gain on sale of financing transactions	11,831	10,274	39,431	24,690
Gain on revaluation of Corvis warrants	—	—	—	2,012
Loss on investment impairment (Note 4)	(16,594)	—	(16,594)	—

Net operating (loss) income	(8,084)	18,870	36,622	55,526
Selling, general and administrative expenses	11,472	9,658	34,943	32,063

(Loss) earnings before minority interest, equity in net (loss) gain of investees, and benefit from (provision for) income taxes	(19,556)	9,212	1,679	23,463
Minority interest in net loss of consolidated subsidiaries	3,549	223	3,437	1,014
Equity in net (loss) gain of investees	(11)	(11)	2	(27)
Benefit from (provision for) income taxes	6,776	(4,472)	(1,927)	(11,773)

Net (loss) earnings	$(9,242)	$4,952	$3,191	$12,677

Net (loss) earnings per share:
Basic	$(0.64)	$0.35	$0.22	$0.89

Diluted	$(0.64)	$0.33	$0.22	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock $.005 Par Value		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
	(in thousands of dollars except share data)
Balances at June 30, 2000	14,222,974	$71	$135,346	$82,497	$(2,551)	$215,363

Net earnings				18,435		18,435
Unrealized loss on available-for-sale securities (net of deferred taxes of $4,891)					(9,071)	(9,071)
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $760)					(1,136)	(1,136)
Currency translation adjustment					(2,816)	(2,816)

Comprehensive income						5,412
Issuance of common stock upon exercise of stock options and warrants	99,980	1	1,230			1,231
Non-employee stock option grants			69			69
Conversion of subordinated notes	14,150		150			150

Balances at June 30, 2001	14,337,104	72	136,795	100,932	(15,574)	222,225

Net earnings				3,191		3,191
Realized impairment loss on available-for-sale securities (net of deferred taxes of $4,961)					9,176	9,176
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $1,527)					(2,283)	(2,283)
Currency translation adjustment					(2,511)	(2,511)

Comprehensive income						7,573
Issuance of common stock upon exercise of exchange rights (see Note 10)	71,768		1,156			1,156
Issuance of common stock upon exercise of stock options	83,297		1,232			1,232
Non-employee stock option grants			401			401

Balances at March 31, 2002	14,492,169	$72	$139,584	$104,123	$(11,192)	$232,587

The accompanying notes are an integral part of these consolidated financial statements.

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended March 31,
	2002	2001
	(in thousands of dollars)
Cash flows from operating activities:
Net earnings	$3,191	$12,677

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	21,461	20,874
Provision for losses on receivables	6,988	5,699
Provision for losses on Argentina contracts	13,747	—
Realized impairment of investment securities	16,594	—
Net gain on sale of financing transactions	(39,431)	(24,690)
Unrealized gain on investments	—	(1,892)
Other, net	(3,322)	(743)
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(974)	(28,425)
Accounts receivable	(25,732)	5,663
Other assets	(34,524)	(16,201)
Increases (decreases) in:
Accounts payable	36,270	10,278
Accrued expenses and other liabilities	(4,022)	1,571
Deferred income taxes	(7,170)	(2,698)

Total adjustments	(20,115)	(30,564)

Net cash used in operating activities	(16,924)	(17,887)

Cash flows from investing activities:
Acquisition of business (net of cash received)	(405)	(391)
Receivables originated or purchased	(795,563)	(602,691)
Portfolio receipts net of amounts included in income and proceeds from sale of financing transactions	711,949	525,050
Net (increase) decrease in notes collateralized by medical receivables	(32,211)	2,370
Cash received from sale of investments	5,542	544
Furniture and fixtures additions	(2,945)	(1,851)

Net cash used in investing activities	(113,633)	(76,969)

Cash flows from financing activities:
Exercise of stock options and warrants	1,232	1,050
Borrowings under warehouse facilities, net of repayments	46,512	49,569
Borrowings under long-term debt	223,446	152,901
Repayments on long-term debt	(138,842)	(109,569)

Net cash provided by financing activities	132,348	93,951

Effect of exchange rate changes on cash and cash equivalents	(313)	(225)

Net decrease (increase) in cash and cash equivalents	1,478	(1,130)
Cash and cash equivalents, beginning of period	11,013	6,353

Cash and cash equivalents, end of period	$12,491	$5,223

Cash paid during the period for:
Interest	$57,421	$67,492

Income taxes, net of refunds	$570	$2,214

DVI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Supplemental disclosures of noncash transactions:

During the nine months ended March 31, 2002:

Investments:

Corvis—$16.1 million of unrealized losses were recognized in current earnings to reflect other than temporary impairment of this available for sale security investment. The offset was to other comprehensive income (OCI) for $10.5 million and deferred taxes for $5.6 million.

Claimsnet—$0.5 million of unrealized losses were recognized in current earnings to reflect other than temporary impairment of this available for sale security investment. The offset was to OCI for $0.3 million and deferred taxes for $0.2 million.

Valley Health—$15.0 million was transferred from contract receivables to investments to reflect the value of Convertible Series B preferred shares received as consideration for amounts previously funded.

Aegis Bio-Systems, LLC—$1.2 million was transferred from contract receivables to investments to reflect the value of common stock received as consideration for amounts previously funded.

Diversified Therapy Corporation—$250,000 was transferred from contract receivables to investments to reflect the value of common stock received as consideration for amounts previously funded.

Repossessed Assets:

Sylvania Diagnostics, L.P.—$4.2 million was transferred from contract receivables to repossessed assets.

Other:

The exercise of exchange rights in lieu of interest and principal payments on a long-term note totaled $1,156,000 (see Note 10).

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

In the opinion of management, the unaudited consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2002.

Certain amounts as previously reported have been reclassified to conform to the presentation for the periods ended March 31, 2002.

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

Our equipment contracts are structured and permanently funded on a fixed-rate basis, but we use line-of-credit “warehouse” facilities until the permanent funding is obtained. Since funds borrowed through these warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise, as this would increase our borrowing costs. We manage this exposure through interest rate swaps or interest rate caps whereby we effectively change the variable borrowing cost to a fixed borrowing cost. These types of hedges are considered cash flow hedges.

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

DVI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

At March 31, 2002, we held the following derivative positions to manage our interest rate risk:

	Notional Amount	Fair Value
	(in thousands of dollars)
Cash Flow Hedges:
Interest rate swaps	$178,717.0	$(247.8)
Fair Value Hedges:
Interest rate swaps	$10,817.6	$(153.0)

In the next twelve months, we are forecasting to complete two domestic equipment securitizations. When these securitizations are completed, the fair value adjustments in accumulated other comprehensive loss (a component of shareholders’ equity) will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale. If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate. If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate. When the forecasted securitizations close, we currently expect $5,304 in fair value adjustments to be reclassified from accumulated other comprehensive loss into earnings.

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

At March 31, 2002, we held no derivative positions that qualified as net investment in foreign operations hedges. We did hold derivative positions to limit our exposure to foreign currency movements that do not qualify as net investment in foreign operations hedges.

Gains totaling $1.0 million were included in cumulative translation adjustments at March 31, 2002.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the projected change in the value of the hedged item and the projected change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable. High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness as defined by SFAS 133 is recognized in the income statement during each quarterly period. When options are used for hedging, the time value of the option is excluded from this effectiveness assessment. For the nine months ended March 31, 2002, the Company did not record ineffectiveness related to cash flow hedges.

DVI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Accumulated Derivative Loss

The following table summarizes activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges that we held for the nine months ended March 31, 2002:

(in thousands of dollars, net of deferred taxes)
Beginning balance, July 1, 2001	$(1,136)
Losses reclassified into earnings	953
Change in fair value of derivatives	(3,236)

Accumulated derivative loss included in accumulated other comprehensive loss as of March 31, 2002	$(3,419)

Note 3.    Recent Accounting Developments

In December 2001, the Accounting Standards Executive Committee issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others. This statement addresses, among other things, presentation of credit losses for off-balance sheet instruments and disclosure of accounting policies and amounts of non-accrual and past due loans and trade receivables. This SOP is to be applied prospectively and is effective for annual and interim statements issued for fiscal years beginning after December 15, 2001. We elected to adopt this statement as of March 31, 2002 and there was no impact on the financial position, results of operations, or cash flows of the Company (see Notes 6 and 12).

Note 4.    Investment Securities

Our investment in Corvis at December 31, 2000 reflected its market value at that date of $17.0 million, or $23 per share. We made the decision at that date to hold our investment, classifying it as an available-for-sale security, based on our belief in the future of all-optical networking and, because of its unique technology, the prospects for Corvis’ stock to eventually rise to levels that existed during the prior year. We reviewed our investment in Corvis each quarter and adjusted its carrying value for changes in the market price of its shares, and we assessed whether those changes were other than temporary. The price of Corvis’ stock continued to drop subsequent to December 31, 2000, reflecting the general slowing of the economy and significant weakening in the telecommunications industry. At March 31, 2002, Corvis shares closed at $1.24. We reduced our investment in Corvis by $16.1 million during those fifteen months to reflect this drop. We also reduced DVI’s book value by $16.1 million (before a tax benefit of $5.6 million). That reduction in book value, however, was recorded in accumulated other comprehensive loss (a component of shareholders’ equity) rather than in the Consolidated Statement of Operations based on our continued belief in the future of this technology and Corvis’ future prospects.

The Company purchased 92,949 shares of Claimsnet.com in April 1999 at a price of $5.38 per share, classifying it as an available-for-sale security. We reviewed our investment in Claimsnet each quarter and adjusted its carrying value for changes in the market price of its shares, and we assessed whether those changes were other than temporary. At March 31, 2002, Claimsnet shares closed at $0.34. We reduced our investment in Claimsnet by $0.5 million during this time to reflect the drop in share value. We also reduced DVI’s book value by $0.5 million (before a tax benefit of $0.2 million). That reduction in book value, however, was recorded in accumulated other comprehensive loss (a component of shareholders’ equity) rather than in the Consolidated Statement of Operations based on our continued belief in the future of this technology and Claimsnet’s future prospects.

In accordance with authoritative guidance in Staff Accounting Bulletin (SAB) 59, the Company has evaluated both Corvis’ and Claimsnet’s near term financial condition, the outlook of their respective industries and our intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company no longer feels that there is sufficient evidence to support that the decline in share price is only temporary. Therefore, for the quarter ended March 31, 2002, we recorded a net non-cash charge of $10.8 million in our Consolidated Statement of

DVI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Operations by recognizing the accumulated unrealized loss already recorded in shareholders’ equity. Accordingly, there was no change to the total shareholders’ equity or book value of the Company.

Note 5.    Recourse Obligations

The Company has no policy, practice or contractual obligation for acquiring non-performing contracts from our securitizations, whether to maintain the credit rating of asset-backed securities sponsored by it, or otherwise. The only required repurchase is for contracts where a misrepresentation or breach of warranty has been discovered. Any other repurchases or substitutions take place within the limited, well-defined rights for delinquent, bankrupt or recently defaulted contracts granted to the Servicer in the Contribution and Servicing Agreement. If the Company were ever replaced as Servicer, then only the replacement Servicer would have these rights.

The credit enhancement levels, including the indirect equity interests in the owner of the contracts (retained interests), as determined by the rating agencies, assume no substitutions or repurchases on our part. Whether or not the Company holds a right to substitute or repurchase, the credit enhancement levels would remain the same. Historically, the acquisitions of delinquent assets and substitutions have been well below permitted levels.

The Servicer must make the decision whether or not to substitute eligible collateral in the same month in which a defaulted contract is identified. The Servicer has the right, without the obligation, to acquire a limited number of bankrupt, defaulted or delinquent contracts. The decision to repurchase is generally made in order to:

1.
Facilitate potentially involved and time-consuming negotiations, discussions, contract amendments and/or agreements with the contract obligors in order to rehabilitate the obligors’ contractual relationship;

2.
Gain flexibility because securitization documents typically prevent a servicer from granting modifications, waivers and amendments which, among other things, would either extend the contract beyond the stated maturity date of the notes or apply to any contract delinquent for more than ninety days, or

3.	Position the Servicer to be able to sell or finance the acquired contracts in other financing facilities once the contributing factors to the default or delinquency have been resolved.

Where defaulted contracts remain in a securitization, actual losses would be reflected as a reduction in the value of our indirect equity interests in the owner of the contracts (retained interest). When contracts are removed from a securitization, we determine what portion, if any, of our loss allowance liability established for our retained interest at the time of securitization should be assigned to that contract. The balance of a contract removed from the securitization is transferred to the Company’s on-balance sheet portfolio. Any amount assigned to it from the retained interest loss allowance liability is then reclassified to the Company’s allowance for losses on receivables (see Note 6).

Note 6.    Allowance for Losses on Receivables

Prior to the early adoption of SOP 01-6, as described in Note 3, the Company recorded its estimate of potential credit losses for off-balance sheet contracts in its allowance for losses on receivables account. The guidance provided under this SOP now requires that we record estimates on potential off-balance sheet credit losses in a liability account.

The following is an analysis of the allowance for losses on receivables:

	Nine Months Ended March 31,

	2002	2001
	(in thousands of dollars)
Balance, beginning of period	$15,933	$14,307
Provision for losses on receivables	6,988	5,699
Reclassification from loss allowance liability account	1,360	1,847
Provision for losses on acquired portfolio	250	—
Net charge-offs	(7,529)	(6,489)

Balance, end of period	$17,002	$15,364

DVI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Note 7.    Servicer Assets

The Company is not required to make servicer advances in any of its securitization transactions. The operating subsidiary of the Company that is appointed as initial servicer is obligated to make servicer advances only for delinquent contracts where the servicer, in good faith, believes that the advance would be recoverable from cash flow for the entire transaction on subsequent payment dates. Servicer advances in each securitization transaction are to be reimbursed from all collections on the securitized assets, including contract payments, proceeds of disposition of any contract and related property and insurance proceeds. Servicer advances are to be reimbursed on each periodic payment date and typically are to be paid after payment of servicing fees and, in some cases, the trustee fee. The cost of funds related to servicer advances is integrated into assumptions used to value the servicing asset. For those securitizations that are treated as sales, the amount of servicer advances recorded as of March 31, 2002 was $16.7 million.

Note 8.    Other Assets

The following represents a summary of the major components of other assets:

	March 31, 2002	June 30, 2001
	(in thousands of dollars)
Unamortized debt issuance costs	$14,820	$14,424
Refunds due on foreign value-added taxes paid	7,276	5,187
Prepaid expenses	6,054	6,133
Miscellaneous	1,397	2,357

Total other assets	$29,547	$28,101

Note 9.    Convertible Subordinated Notes

In June 1994, the Company issued 9 1/8% convertible subordinated notes that were scheduled to mature in 2002. This debt features a conversion option to equity at a fixed price of $10.60 per share. At March 31, 2002, the outstanding principal on this debt was $13.8 million. A new Note Exchange Agreement, effective August 1, 2001, extended the maturity of this debt until June 2004. The debt terms remain consistent with the original debt issue except for the new maturity date.

In March 2002, the Company issued 7 1/2% convertible subordinated notes scheduled to mature in 2009. This debt features a conversion option to equity at a fixed price of $20.00 per share. At March 31, 2002, the outstanding principal on this debt was $25.0 million.

Note 10.    Exchange Rights

Principal and interest due on our $12.0 million Secured Exchangeable Note can be, at our option, converted into exchange rights, which give the holder the right to convert outstanding exchange rights into shares of the Company’s common stock. On a monthly basis, the Company elects whether to pay principal and interest due to the investor in cash or by issuing exchange rights for the payment due. When issued, the holder of the exchange rights can elect when to convert into shares of common stock. The conversion price is determined by calculating the average stock price of the lowest three trading days for the 15 trading days immediately preceding the date of conversion. The holder of the exchange rights has 270 days to elect conversion. At the end of that period, outstanding exchange rights must be redeemed for cash. When exchange rights are exercised, we reduce principal and accrued interest on the outstanding debt and record common stock and additional paid in capital. As of March 31, 2002 there was $0.7 million of outstanding unexercised exchange rights due to expire through September 2002.

Note 11.    Commitments and Contingencies

In December 2000, a former employee of the Company filed an action in the Circuit Court of Cook County, Illinois (the Company subsequently had the case removed to the U.S. District Court for the Northern District of Illinois) arising out of the Company’s purchase (from the plaintiff and others) of a partnership interest in and assets of Third Coast Capital (“TCC”),

DVI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

the Company’s venture leasing division, in 1998. The plaintiff alleges that his decision to sell his interest in TCC and accept employment with the Company was based on his reliance on a number of promises allegedly made by the Company, including the Company’s ability and willingness to fund the venture business in the future. The complaint alleges that these promises were false when made and represented a scheme to facilitate the Company’s misappropriation and conversion of TCC’s worth, alleged to be $25.0 million. The complaint further alleges, among other things, fraud and breach of contract and seeks various remedies.

The parties to the litigation have been involved in an extensive and prolonged period of document discovery. Notices for oral depositions have been served, and it is anticipated that the taking of depositions will begin in the latter part of May. The federal judge presiding over this case has ordered the parties to complete oral depositions by August 1, 2002, and has set a trial date of February 2003.

The Company believes it will prevail in this lawsuit and, accordingly, no contingent loss provision has been recorded.

Note 12.    Recognition of Income on Non-performing Contracts

The following information pertains to non-accrual and past due contracts as of March 31, 2002 as part of the additional disclosure required with our adoption of SOP 01-6 (as described in Note 3):

	Three Months Ended
	September 30, 2001	December 31, 2001	March 31, 2002
	(in millions of dollars)
Net Investment in loans and leases:
On non-accrual status	$82.9	$64.5	$118.5
Greater than 90 days with income still accruing	48.9	80.7	45.6
Income accrued on contracts greater than 180 days	$0.7	$1.4	$0.3

Any cash collected on those contracts on which income is not accrued is applied as a recovery of the net investment. For the nine months ended March 31, 2002, we received cash of $0.8 million related to the interest accrued on contracts greater than 180 days past due at March 31, 2002 on which we continue to accrue income.

Note 13.    Impact from Argentina’s Political and Economic Crisis

During the last six months, our operations in Argentina have been significantly affected by political and economic developments in that country. During the third quarter, an Argentine governmental decree was adopted that required repayment of U.S. dollar-denominated obligations in Argentine Pesos, at a one-for-one conversion rate. During the same period, the market value of the Peso declined to a level substantially below one-for-one.

To reflect the effects of this currency switch and the credit impact of the deterioration in the Argentine economy, our Argentine joint venture subsidiary recorded a loss provision of $13.7 million and at the same time recorded ancillary charges of $1.0 million for inventory impairment and related costs. After adjustments to reflect the minority interests held by third parties in our Argentine subsidiary, the pre-tax impact to DVI of these charges was $11.3 million. After giving effect to a tax benefit derived from a corporate reorganization of the Argentine subsidiary, the impact on our net earnings was a loss of $5.0 million.

In order to reflect more properly our operations within Argentina following the governmentally decreed currency shift, we switched the functional currency used to report the financial results of our Argentine operations from the U.S. Dollar to the Argentine Peso. Following this change, the impact of any future fluctuations in the market value of the Argentine Peso as it relates to our Argentine Peso-denominated assets and liabilities will be recorded as cumulative translation adjustments in shareholders’ equity.

Following our adoption of the Peso as the functional currency for our Argentine operations, further devaluation of the Peso led to a reduction of assets and liabilities, including a reduction of the allowance for losses on Argentine contracts, to $9.4

DVI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

million. We recorded a corresponding charge to the shareholders’ equity of our Argentine subsidiary of $2.8 million. After adjustments to reflect the minority interests held by third parties in our Argentine subsidiary, the reduction in our shareholders’ equity resulting from this charge was $2.2 million.

These losses have caused our Latin America joint venture subsidiary to be no longer in compliance with certain covenants included in the principal credit liability used to fund our Argentine operations. We intend to seek consents from the lenders under the credit facility to amendments to the covenants, but if those consents are not obtained, we are able to take other actions that would bring the subsidiary into compliance before any default would occur under the credit facility.

Note 14.    Reconciliation of Earnings per Share Calculation

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(in thousands except per share data)
Basic
(Loss) earnings available to common shareholders	$(9,242)	$4,952	$3,191	$12,677
Average common shares	14,448	14,316	14,379	14,272

Basic (loss) earnings per common share	$(0.64)	$0.35	$0.22	$0.89

Diluted
(Loss) earnings available to common shareholders	$(9,242)	$4,952	$3,191	$12,677
Effect of dilutive securities:
Convertible debentures	—	182	—	549

Diluted (loss) earnings available to common shareholders	$(9,242)	$5,134	$3,191	$13,226

Average common shares	14,448	14,316	14,379	14,272
Effect of dilutive securities, net: (1)
Convertible debentures	—	1,297	—	1,302
Options	—	148	187	204
Exchange rights	—	—	23	—
Warrants	—	—	—	4

Diluted average common shares	14,448	15,761	14,589	15,782

Diluted (loss) earnings per common share	$(0.64)	$0.33	$0.22	$0.84

(1)
For the three months ended March 31, 2002, the effect of all common stock equivalents was anti-dilutive and therefore excluded from the calculation of diluted loss per share. For the nine months ended March 31, 2002, the effect of convertible debentures was anti-dilutive and therefore excluded from the calculation of diluted earnings per share.

Note 15.    Segment Reporting

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

DVI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

•	Corporate and all other, which includes:

•
Interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to our customers operating in the long-term care, assisted care and specialized hospital markets;

•	Asset-backed financing (including lease lines of credit) to emerging growth companies and

•	Miscellaneous financial advisory services, corporate income and overhead allocations.

The following information reconciles our reportable segment information to the consolidated financial statement totals:

	Three Months Ended March 31, 2002
	Total Finance and Other Income	Interest Expense	Net Earnings (Loss)
	(in thousands of dollars)
Equipment financing	$26,029	$16,565	$1,008
Medical receivables financing	9,173	3,388	1,869
Corporate and all other	(1,480)	705	(12,119)

Consolidated total	$33,722	$20,658	$(9,242)

	Nine Months Ended March 31, 2002
	Total Finance and Other Income	Interest Expense	Net Earnings (Loss)	Net Financed Assets (1)
	(in thousands of dollars)
Equipment financing	$78,560	$51,326	$13,786	$1,033,487
Medical receivables financing	23,126	11,006	2,778	280,142
Corporate and all other	(3,292)	1,542	(13,373)	53,673

Consolidated total	$98,394	$63,874	$3,191	$1,367,302

	Three Months Ended March 31, 2001
	Total Finance and Other Income	Interest Expense	Net Earnings
	(in thousands of dollars)
Equipment financing	$24,723	$18,065	$2,517
Medical receivables financing	8,194	5,047	717
Corporate and all other	376	877	1,718

Consolidated total	$33,293	$23,989	$4,952

	Nine Months Ended March 31, 2001
	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets (1)
	(in thousands of dollars)
Equipment financing	$72,727	$53,558	$5,336	$903,373
Medical receivables financing	24,908	15,574	2,218	247,062
Corporate and all other	8,943	2,923	5,123	57,189

Consolidated total	$106,578	$72,055	$12,677	$1,207,624

(1)	Net financed assets is comprised of:

•	The net investment in direct financing leases and notes secured by equipment or medical receivables,

•	Retained interests in securitizations, and

•	Equipment on operating leases.

Components of initial direct costs (“IDC”) are allocated to the corporate and all other segment, since management elects to ignore the effects of this accounting convention when assessing the performance of business segments. The only exception is the effect IDC has in reducing the gain recognized on sold contracts.

DVI, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

For segment reporting only, each unit has a predetermined loss allowance ratio to maintain and their operations reflect the effect of maintaining the loss allowance ratio and their portfolios’ net charge-offs. The corporate and all other segment is the balancing segment for the remaining provision for losses.

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

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for the periods ended and as of March 31, 2002 and 2001 by geographic area are as follows:

	Three Mos. Ended March 31, 2002	Nine Months Ended March 31, 2002
	Total Finance and Other Income	Total Finance and Other Income	Net Financed Assets
	(in thousands of dollars)
United States	$25,753	$71,014	$1,025,599
International	7,969	27,380	341,703

Total	$33,722	$98,394	$1,367,302

	Three Mos. Ended March 31, 2001	Nine Months Ended March 31, 2001
	Total Finance and Other Income	Total Finance and Other Income	Net Financed Assets
	(in thousands of dollars)
United States	$24,784	$81,305	$915,913
International	8,509	25,273	291,711

Total	$33,293	$106,578	$1,207,624

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for the three and nine month periods ended March 31, 2002 and 2001.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended March 31, 2002, the Company recognized two unrelated charges to earnings for our Argentina exposure and our impairment on investment securities. Together, these charges totaled $15.7 million after tax, or $1.08 diluted earnings per share. The net loss for the quarter was $9.2 million. Excluding these two charges, net income for the quarter and nine months ended March 31, 2002 would have been $6.5 and $18.9 million, respectively.

The country of Argentina recently underwent significant political and economic changes. For the quarter ended March 31, 2002, we recorded a loss of $5.0 million, and a $2.2 million foreign currency translation adjustment was charged to shareholders’ equity (see Note 13). While the economic and political situation in Argentina remains fluid, the Argentina government is trying to stabilize the economic environment in the country. The Company continues to work with its customers for possible remedies, and we have retained legal representation to work with Argentina’s government and Central Bank to assess and mitigate future impact from this situation and, if possible, to obtain an exemption from the provisions of the decree which would restore our rights under the original terms of our contracts.

For the quarter ended March 31, 2002, we recorded a $16.6 million pre-tax impairment loss on two available-for-sale investment securities. The after-tax impact was $10.8 million. At March 31, 2002, the combined carrying values of Corvis and Claimsnet were $0.9 million. We will continue to evaluate these investments for impairment and make the appropriate quarterly mark-to-market adjustments (see Note 4).

Total equipment financing contracts originated and acquired increased 14.7% and 26.7% to $274.3 and $810.8 million for the three and nine month periods ended March 31, 2002 when compared to the same periods of the prior year. This increase is due mainly to higher volumes of new business in our retail operation.

Net financed assets increased 9.5% to $1.4 billion at March 31, 2002 when compared to the total as of June 30, 2001. Not included in net financed assets were the contracts sold but still serviced by us, which increased 16.1% to $1.2 billion as of March 31, 2002. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.6 billion as of March 31, 2002, representing a 12.5% increase over the total as of June 30, 2001.

During the three and nine month periods ended March 31, 2002, new line of credit commitments in our medical receivables financing business increased 77.0% and 76.1% to $56.3 and $156.4 million, respectively, when compared to the same periods of the prior year. Net medical receivables funded at March 31, 2002 totaled $282.5 million, an increase of $32.2 million or 12.9% from the total as of June 30, 2001. Average net medical receivables funded during the three and nine-month periods ended March 31, 2002 increased 17.0% and 12.2% to $299.5 and $279.0 million for the same periods of the prior year.

Total finance and other income increased by 1.3% to $33.7 million for the three month period ended March 31, 2002 and decreased 7.7% to $98.4 million for the nine month period ended March 31, 2002 when compared to the same periods of the prior year. For the three months ended March 31, 2002, $2.6 million was recorded in finance and other income related to assessments of default interest rates and over-advance fees on a medical receivables contract.

•
Amortization of finance income was $27.9 and $84.7 million for the three and nine-month periods ended March 31, 2002 compared to $29.8 and $89.2 million for the three and nine-month periods ended March 31, 2001. During the three months ended March 31, 2002, we recognized $1.6 million of income from the assessment of fees related to a previous delinquent medical receivables contract. In addition, during the three months ended December 31, 2001, we purchased a deeply discounted contract receivable portfolio, which we previously serviced, from another company that curtailed its operations in the countries in which the portfolio is domiciled. The terms of the sale agreement provided for a 100% vesting in cash receipts that we had collected during our term as servicing agent. As a result, we recognized finance income of $2.2 million as of March 31, 2002. For the nine months ended March 31, 2002, we received cash of $0.8 million related to the interest accrued on contracts greater than 180 days past due at March 31, 2002 on which we continue to accrue income in anticipation of full repayment on the contracts (see note 12).

For the respective three month periods, a decrease in average yields caused a $7.5 million decrease in finance income, offset by a $3.5 million increase related to a $148.2 million increase in average net financed assets. Based on average net financed assets of $1.4 billion and $1.3 billion for these respective three-month periods, the annualized yields were 7.3% and 9.4%. The average prime rates for the three-month periods ended March 31, 2002 and 2001 were 4.8% and 8.6%, respectively.

For the respective nine month periods, a decrease in average yields caused a $18.8 million decrease in finance income, offset by a $10.5 million increase related to a $146.2 million increase in average net financed assets. Based on average net financed assets of $1.4 billion and $1.2 billion for these respective nine-month periods, the annualized yields were 7.8% and 9.6%. The average prime rates for the nine-month periods ended March 31, 2002 and 2001 were 5.5% and 9.2%, respectively.

•	Corvis deferred loan fees of $9.2 million were recognized for the nine months ended March 31, 2001 resulting from Corvis’ full repayment of their loan in November 2000.

•
Other income increased 66.8% and 67.6% to $5.8 and $13.7 million for the three and nine-month periods ended March 31, 2002 as compared to $3.5 and $8.2 million in the comparable prior year periods. During the three months ended March 31, 2002, we recorded $1.0 million related to medical receivables over-advance fee income assessments. Other income items recorded during the nine months ended March 31, 2002 and 2001 totaled $5.5 million and $1.1 million respectively, and were mainly due to income realized from advisory and late fees, forfeited deposits and proceeds received for the sale of an imaging center in which we had an interest. Recurring sources of other income consist primarily of medical receivables fees, late fees, net service fee income, and contract fees and penalties.

Interest expense decreased 13.9% and 11.4% to $20.7 and $63.9 million for the three and nine month periods ended March 31, 2002 when compared to the same periods of the prior year. A lower cost of funds accounted for $6.2 million of the decrease for the respective three months ended, offset by an increase of $2.9 million due to an increase in average interest-bearing liabilities of $136.1 million. The rate on average interest-bearing debt for this period decreased to 6.6% when compared to 8.5% for the same period of the prior year.

A lower cost of funds accounted for $16.7 million of the decrease for the respective nine-month periods, offset by an increase of $8.5 million due to an increase in average interest-bearing liabilities of $128.8 million. The rate on average interest-bearing debt for this period decreased to 7.0% when compared to 8.8% for the same period of the prior year.

The allowance for losses on receivables was $17.0 million at March 31, 2002, or 1.24% of our net financed assets, compared to $15.4 million at March 31, 2001, which represented 1.27% of our net financed assets at that time. We made provisions for losses on receivables for the three and nine-month periods ended March 31, 2002 of $2.6 and $7.0 million compared to $0.7 and $5.7 million for the same periods ended March 31, 2001. Prior to our adoption of SOP 01-6, as discussed in Note 3, we also increased this allowance by $1.4 and $1.8 million during the respective nine months ended March 31, 2002 and 2001 for potential losses on sold contracts. Effective January 1, 2002, these provisions for off-balance sheet contracts are recorded as a separate liability and will be reclassified to the allowance for losses on receivables as off-balance sheet contracts are removed from the securitizations (See Notes 5 and 6).

Each quarter we employ a centralized systematic methodology in which we prepare written reports for each non-performing contract. Each report includes an assessment of the borrower’s ability to service its obligation, and the collateral available to us in the event that the borrower is unable to pay. The Company’s management assesses each report’s content and conclusions, and then reviews their recommendations for charge-offs, suspension of revenue and loss provisions with the Company’s president.

We charge off contracts deemed uncollectible after all reasonable remedies have been pursued. We then evaluate the adequacy of the allowance for losses to absorb our current estimates of credit losses that have occurred in our portfolio. We make additional provisions for loss to restore the allowance to a level sufficient to cover current losses existing in the portfolio. Those additional provisions are a product of the centralized systematic process described above, and are based on the evaluation of specific non-performing contracts. Relationships between our allowance for loss and the related portfolio will vary for a variety of reasons, including differences between the timing of the accrual of a loss provision reflecting our perception of a possible loss, and the timing of the charge-off of all or a portion of a contract after all remedies have been pursued.

Our net charge-offs for the three and nine months ended March 31, 2002 were $2.6 million and $7.5 million, respectively, and our net charge-offs for the three and nine months ended March 31, 2001 were $2.2 million and $6.5 million, respectively. The net charge-offs for the three-month periods ended March 31, 2002 and 2001 represented 15.2%, and 14.5%, respectively, of the quarter-end allowance for losses. Recoveries on receivables previously charged off totaled $442,000 and $1,082,000 for the nine month periods ended March 31, 2002 and 2001, respectively.

In addition, the Company made a separate allowance for losses on Argentine contracts of $9.4 million at March 31, 2002. The majority of this allowance is intended to offset the specific collection exposure due to the Argentine government’s decree re-denominating certain U.S. Dollar contracts to Argentine Pesos.

The net gain on sale of financing transactions increased 15.2% to $11.8 million for the three month period ended March 31, 2002 compared to $10.3 million for the three month period ended March 31, 2001, representing 7.2% and 8.5% of the $163.9 and $120.7 million in contracts sold during those periods. The increase in gains during this three-month period is primarily due to sales of additional loans. The net gain on sale of financing transactions increased 59.7% to $39.4 million for the nine month period ended March 31, 2002 compared to $24.7 million for the nine month period ended March 31, 2001, representing 8.1% and 7.2% of the $488.3 and $341.6 million in contracts sold during those periods. The increase in gains during this nine-month period is due to both additional loans sold and improvements in pricing.

Net selling, general and administrative expenses (“SG&A”) increased 18.8% and 9.0% to $11.5 and $34.9 million when comparing the three and nine-month periods ended March 31, 2002 to the same periods of the prior year. Included in this increase are currency loss and legal charges related to Argentina totaling $0.6 million. Other increases are primarily due to higher compensation expense, depreciation taken on new computer software and equipment, loss on the disposal of old computer software, consultant costs and legal costs related to the resolution of loan delinquencies. These increases were partially offset by decreases in travel costs and the 2002 fiscal year suspension of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142.

Earnings (loss) before minority interest, equity in net gain (loss) of investees and provision for income taxes decreased 312.3% and 92.8% to a loss of $19.6 million and to earnings of $1.7 million for the three and nine-month periods ended March 31, 2002. This is due mainly to the loss on Argentina contracts and the impairment of investment securities during the three months ended March 31, 2002.

The provision for income taxes decreased 251.5% and 83.6% to a benefit of $6.8 million and to a provision of $1.9 million when comparing the three and nine-month periods ended March 31, 2002 to the same periods ended March 31, 2001. The decrease is primarily the result of the Corvis and Claimsnet impairments and the recorded $5.6 million tax benefit resulting from a tax restructuring of MSF Holding, Ltd. The effective income tax rate for the three months ended March 31, 2002 was 34.7%. This effective tax rate is slightly lower than the U.S. statutory rate of 35.0%. State income taxes, foreign withholding taxes, which are not affected by pre-tax earnings, and foreign subsidiary losses, that are not tax-effected, all increased the effective rate, offset by the tax effect of the MSF tax restructuring and the losses from the Corvis and Claimsnet impairment.

Net earnings decreased 286.6% and 74.8% to a loss of $9.2 million and to earnings of $3.1 million for the three and nine month periods ended March 31, 2002 when compared to the same periods of the prior year. Diluted earnings per share decreased 293.9% and 73.8% to a loss of $0.64 and to earnings of $0.22 when comparing the three and nine-month periods ended March 31, 2002 to March 31, 2001. The decrease in diluted earnings per share results mainly from the loss on Argentina contracts and the impairment of investment securities during the three months ended March 31, 2002.

Business Segments

Equipment Financing

Comparing three months ended March 31, 2002 to the same period of the prior year

In our equipment financing business, net financed assets increased $130.1 million to $1.0 billion at March 31, 2002 from $903.4 million at March 31, 2001. Net earnings for the period were $1.0 million compared to $2.5 million for the same period of the prior year.

Amortization of finance income decreased $0.9 million. A $105.8 million increase in average net financed assets contributed $2.6 million of the increase in finance income. A decrease in average yields to 8.2% from 9.7% caused a decrease of $4.0 million. The average 30-day LIBOR for the three months ended March 31, 2002 was 1.9% compared to 5.5% for the same period of the prior year. There was also a $0.5 million increase for cash collections on a previously disclosed portfolio purchase.

Other income increased $2.2 million due to higher late fees, other miscellaneous fees and a segment reporting change in the allocation of service fees for new securitizations.

Interest expense decreased $1.5 million. Of this decrease, $3.8 million is due to a decline in the average cost of funds from 8.5% to 6.9%. Offsetting this was $2.3 million due to an increase in average interest-bearing liabilities used to fund a larger portfolio.

The total provision for losses increased by $14.0 million. The write-down of the Argentina contracts contributed $13.6 million to the provision for losses on Argentina.

The net gain on sale of financing transactions increased $2.0 million due to an increase in contracts sold from $114.2 million to $159.6 million.

Net SG&A expenses increased $0.5 million due to higher legal collection, currency losses and UCC processing costs, offset by lower travel costs. Included in SG&A were costs of $0.6 million related to the Argentina exposure.

The minority interest for consolidated subsidiaries increased $3.3 million. Of this increase, $3.5 million is for the charges for Argentina.

A tax benefit of $5.6 million was recognized for a tax restructuring of MSF Holding, Ltd.

Comparing nine months ended March 31, 2002 to the same period of the prior year

Net earnings for the nine-month period ended March 31, 2002 were $13.8 million compared to $5.3 million for the same period of the prior year, an increase of $8.5 million.

Amortization of finance income increased $0.8 million. A $115.4 million increase in average net financed assets contributed $8.5 million of the increase in finance income. A decrease in average yields to 8.6% from 9.9% caused an offsetting decrease of $9.9 million. The average 30-day LIBOR for the nine months ended March 31, 2002 was 2.5% compared to 6.3% for the same period of the prior year. There was also a $2.2 million increase for cash collections on a previously disclosed portfolio purchase.

Other income increased $5.0 million due to increases in late fees, other miscellaneous fees and a segment reporting change for the allocation of service fees.

Interest expense decreased $2.2 million. Of this decrease, $9.2 million is due to a decline in the average cost of funds from 8.7% to 7.4%. Offsetting this was $7.0 million due to an increase in average interest-bearing liabilities used to fund a larger portfolio.

Total provision for losses increased $13.4 million. The write-down of the Argentina contracts contributed $13.6 million to the provision for losses on Argentina contracts.

The net gain on sale of financing transactions increased $12.8 million due to an increase in contracts sold and improvements in pricing.

Net SG&A expenses increased $0.5 million due to staffing and currency issues.

The minority interest for consolidated subsidiaries increased $2.4 million. The charges for Argentina account for $3.5 million of the increase, which is offset by higher earnings in the consolidated subsidiaries.

The tax expense for the $9.4 million improved earnings was offset by a tax benefit of $5.6 million for a tax restructuring of MSF Holding Ltd.

Medical Receivables Financing

Comparing three months ended March 31, 2002 to the same period of the prior year

In our medical receivables financing business, net financed assets at March 31, 2002 were $280.1 million, an increase of 13.4%, or $33.1 million over the amount at March 31, 2001. Net earnings were $1.9 million, an increase of $1.2 million over the same period of the prior year.

Amortization of finance income decreased $0.2 million. An increase in average net financed assets contributed $1.2 million to finance income, offset by a decrease in average yields for a decline of $3.0 million. The yield on average net financed assets was 6.7% in the current quarter compared to 10.6% for the quarter ended March 31, 2001. During the three months ended March 31, 2002, we recognized $1.6 million of income from the assessment of fees related to a previous delinquent medical receivables contract. The average prime rate for the three months ended March 31, 2002 was 4.8% compared to 8.6% for the same period of the prior year.

Other income increased $1.2 million to $2.6 million due to $1.0 million for over-advance fees on a contract.

Interest expense decreased $1.7 million to $3.4 million. The rate on average interest bearing debt decreased to 5.2% for the quarter ended March 31, 2002 from 8.5% for a decline of $2.2 million. Offsetting the decline was a $0.5 million increase caused by higher average debt outstanding to finance the growing portfolio.

The provision for losses on receivables remained consistent with the same period of the prior year.

Net SG&A expenses increased $0.7 million due to increased staffing levels and increased legal collection.

Comparing nine months ended March 31, 2002 to the same period of the prior year

Net earnings for the nine months were $2.8 million, an increase of $0.6 million.

A decline in yields from 11.3% to 7.5% contributed $7.8 million to the overall $3.7 million decrease in amortization of finance income. This decrease was offset by an increase in the average medical receivables of $30.4 million, which accounted for a $2.5 million increase. During the nine months ended March 31, 2002, we recognized $1.6 million of income from the assessment of fees related to a previous delinquent medical receivables contract. The average prime rate for the nine months ended March 31, 2002 was 5.5% compared to 9.2% for the same period of the prior year.

Other income was $5.8 million in comparison to $3.9 million. The $1.9 increase is due to a larger portfolio base, an effort to increase fee income and a $1.0 million over-advance fee on a contract.

Interest expense was $11.0 million, down $4.6 million from the comparison period. The declining rate environment contributed $6.5 million. The increase in average debt outstanding from $227.6 million to $256.2 million caused an increase in interest expense of $1.9 million.

The provision for losses on receivables remained consistent to prior year.

Net SG&A expenses increased $1.7 million or 30%. Increased staffing for portfolio growth and costs associated with troubled creditors are the main sources of the increase.

Corporate and All Other

Comparing three months ended March 31, 2002 to the same period of the prior year

Net financed assets decreased $3.5 million to $53.7 million at March 31, 2002 from $57.2 million at March 31, 2001. For the three months ended March 31, 2002, net earnings decreased $13.8 million to a $12.1 million loss when compared to the same period of the prior year.

Amortization of finance income was a loss of $1.0 million for the three months ended March 31,2002 compared to a loss of $0.2 million for the same period of the prior year. The losses are due to the amortization of IDC being higher than the interest earned. The decrease of $0.8 million is due to IDC amortization increasing by $0.3 million and a declining yield from 13.0% to 9.0% accounts for a decline of $0.5 million.

Other income decreased $1.1 million due mainly to $0.7 million of unusual income recognized in the prior year for a HUD loan and unusual costs of $0.3 million charged in the current year to protect collateral.

Interest expense decreased $0.2 million to $0.7 million due to lower interest rates.

The provision for losses on receivables was $1.7 million higher due to the overall decline in the provision expense in the same period of the prior year.

A loss of $16.6 million for impairments on investment securities was recognized in the three months ended March 31, 2002. Expenses related to reorganizing some workout situations are the main contributors for the $0.6 million increase in net SG&A.

Comparing nine months ended March 31, 2002 to the same period of the prior year

For the nine months ended March 31, 2002, net earnings decreased $18.5 million to a loss of $13.4 million when compared to income of $5.1 million in the prior year.

Amortization of finance income was a loss of $2.3 million for the nine months ended March 31, 2002 compared to a loss of $0.7 million for the same period of the prior year. The losses are due to the amortization of IDC being higher than the interest earned. The decrease of $1.6 million is due to IDC amortization increasing by $0.5 million and a declining yield from 12.1% to 9.8% accounts for a decline of $0.9 million.

In the prior year, there were $9.2 million in deferred loan fees. Other income decreased $1.4 million due mainly to $0.7 million of unusual income recognized in the prior year for a HUD loan and unusual costs of $0.3 million charged in the current year to protect collateral.

Interest expense decreased $1.4 million to $1.5 million. The declining rate environment contributed $0.9 million and the decrease in average debt outstanding of $6.8 million contributed $0.5 million.

The provision for losses on receivables increased $1.5 million due to the overall decline in the provision expense in the same period of the prior year.

A change in segment reporting was the main contributor to the $2.0 million increase in gain on sale. For the nine months ended March 31, 2002, there was a $16.6 million loss on securities impairment. In the prior year, there was a $2.0 million net gain on the revaluation of warrants. Net SG&A increased $0.7 million mostly due to costs associated for workout situations.

Financial Condition

Total shareholders’ equity increased $10.4 million to $232.6 million at March 31, 2002 from $222.2 million at June 30, 2001. The increase was due to the realized impairment loss on available-for-sale securities of $9.2 million, net earnings of $3.2 million and stock option grants and issuances of common stock totaling $2.8 million. These increases were offset by cumulative foreign currency translation adjustments of $2.5 million and unrealized losses on derivative instruments designated as cash flow hedges of $2.3 million.

At March 31, 2002 we had available an aggregate of $621.1 million under various warehouse credit facilities for medical equipment and medical receivables financing, consisting of $374.5 million available for domestic equipment contracts, $163.6 million for international contracts, and $83.0 million for medical receivables contracts.

Permanent Funding Methods

Through March 31, 2002, we have completed 29 securitizations for medical equipment and medical receivables financings totaling approximately $4.1 billion, consisting of public debt issues totaling $2.2 billion and private placements of debt and contract sales totaling $1.9 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

We have $317.5 million available through two credit facilities with the option to sell to each certain equipment contracts. As of March 31, 2002, $178.7 million was sold to these facilities. Our obligations under these facilities include servicing of the assets and assisting the owners in the securitization of the assets if the owners choose to do so.

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

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at March 31, 2002. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at March 31, 2002. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (USD), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Argentine Pesos (ARG), Hong Kong dollars (HKD) and South African Rand (ZAR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $421.7 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date—Qtr Ended March 31,					There-after	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands of dollars)
Rate-Sensitive Assets:
Fixed rate receivables in installments (USD)	$87,440	$66,313	$56,236	$40,911	$25,024	$10,414	$286,338	$285,326
Average interest rate	9.64%	9.68%	9.49%	9.39%	9.28%	9.86%	9.64%
Fixed rate receivables in installments (SGD)	$1,594	$690	$757	$223	$138	—	$3,402	$3,370
Average interest rate	9.84%	9.84%	9.84%	9.48%	8.17%	—	9.84%
Fixed rate receivables in installments (JPY)	$2,582	$2,337	$1,898	$590	$149	—	$7,556	$7,061
Average interest rate	6.54%	6.54%	6.54%	6.57%	6.50%	—	6.54%
Fixed rate receivables in installments (AUD)	$99	$72	$60	$73	—	—	$304	$298
Average interest rate	8.95%	8.95%	8.77%	8.69%	—	—	8.95%
Fixed rate receivables in installments (GBP)	$56	$30	—	—	—	—	$86	$87
Average interest rate	10.88%	10.88%	—	—	—	—	10.88%
Fixed rate receivables in installments (EUR)	$8,396	$7,533	$7,168	$5,489	$3,190	$193	$31,969	$31,361
Average interest rate	8.74%	8.78%	8.78%	8.79%	9.09%	9.71%	8.74%
Fixed rate receivables in installments (ARG)	$6,682	$2,594	$1,544	$997	$673	$201	$12,691	$12,537
Average interest rate	10.31%	10.05%	9.79%	9.76%	9.76%	9.76%	10.31%
Floating rate receivables in installments (USD)	$51,608	$33,126	$20,224	$12,457	$5,688	$456	$123,559	$123,559
Average interest rate	6.37%	7.13%	5.87%	6.16%	6.21%	6.73%	6.37%
Floating rate receivables in installments (ARG)	$4,262	$2,756	$1,768	$1,174	$658	—	$10,618	$10,618
Average interest rate	4.31%	4.29%	4.36%	4.52%	5.01%	—	4.31%
Floating rate notes collateralized by medical receivables (USD)	$186,430	$76,742	$15,700	$10,342	—	—	$289,214	$289,214
Average interest rate	6.67%	6.84%	6.18%	7.05%	—	—	6.67%
Fixed rate recourse credit enhancements (USD)	$15,874	$15,105	$12,661	$9,979	$3,984	$958	$58,561	$58,026
Average interest rate	5.64%	5.57%	5.53%	5.27%	5.22%	5.15%	5.64%

Totals	$365,023	$207,298	$118,016	$82,235	$39,504	$12,222	$824,298	$821,457

Average interest rate	7.40%	7.79%	7.84%	7.98%	8.34%	9.37%	7.70%

	Expected Maturity Date—Qtr Ended March 31,					There- after	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands of dollars)
Derivatives Matched Against Assets:
Interest Rate Swaps
Pay variable rate swaps (USD)	$2,000	—	—	—	—	—	$2,000	$(19)
Weighted average pay rate	3.79%	—	—	—	—	—	3.79%
Weighted average receive rate	1.87%	—	—	—	—	—	1.87%

Pay fixed rate swaps (EUR)	—	$4,597	$4,220	—	—	—	$8,817	$(134)
Weighted average pay rate	—	5.06%	5.35%	—	—	—	5.20%
Weighted average receive rate	—	3.37%	3.34%	—	—	—	3.36%

Totals	$2,000	$4,597	$4,220				$10,817	$(153)

Rate-Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (USD)	$306,328	—	—	—	—	—	$306,328	$306,328
Average interest rate	3.93%	—	—	—	—	—	3.93%

Variable rate borrowings under warehouse facilities (AUD)	$8,094	—	—	—	—	—	$8,094	$8,094
Average interest rate	5.85%	—	—	—	—	—	5.85%

Variable rate borrowings under warehouse facilities (GBP)	$14,575	—	—	—	—	—	$14,575	$14,575
Average interest rate	6.53%	—	—	—	—	—	6.53%

Variable rate borrowings under warehouse facilities (EUR)	$54,695	—	—	—	—	—	$54,695	$54,695
Average interest rate	4.43%	—	—	—	—	—	4.43%

Variable rate borrowings under warehouse facilities (ZAR)	$3,014	—	—	—	—	—	$3,014	$3,014
Average interest rate	12.21%	—	—	—	—	—	12.21%

Fixed rate discounted receivables (USD)	$103,230	$77,762	$53,087	$29,167	$8,647	$1,431	$273,324	$260,452
Average interest rate	6.38%	6.33%	6.22%	5.82%	5.11%	4.90%	6.38%

Variable rate discounted receivables (USD)	$178,708	$11,753	$45,451	$1,942	$600	—	$238,454	$238,454
Average interest rate	2.98%	5.21%	3.03%	5.21%	5.21%	—	2.98%

Senior notes (USD)	—	$155,000	—	—	—	—	$155,000	$151,900
Average interest rate	—	9.88%	—	—	—	—	9.88%

Subtotals	$668,644	$244,515	$98,538	$31,109	$9,247	$1,431	$1,053,484	$1,037,512

	Expected Maturity Date—Qtr Ended March 31,					There- after	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands of dollars)
Rate-Sensitive Liabilities (continued):
Other debt (USD)	$21,607	$15,933	$32,187	$4,547	$2,055	—	$76,329	$76,214
Average interest rate	6.21%	6.02%	4.80%	3.77%	3.77%	—	6.21%
Other debt (GBP)	$3,460	$2,975	$2,504	$2,360	$1,831	$3,741	$16,871	$15,060
Average interest rate	6.76%	6.72%	6.62%	6.34%	6.86%	6.86%	6.76%

Other debt (EUR)	$2,818	$9,876	$4,836	$3,997	$2,712	—	$24,239	$23,531
Average interest rate	6.80%	6.95%	7.20%	7.35%	7.25%	—	6.80%

Other debt (HKD)	$2,242	—	—	—	—	—	$2,242	$2,242
Average interest rate	4.02%	—	—	—	—	—	4.02%

Other debt (AUD)	$628	$643	$589	$598	$325	—	$2,783	$2,465
Average interest rate	6.12%	6.12%	6.12%	6.12%	6.12%	—	6.12%

Convertible sub notes (USD)	—	—	$13,750	—	—	$25,000	$38,750	$46,868
Average interest rate	—	—	9.13%	—	—	7.50%	9.13%

Totals	$699,399	$273,942	$152,404	$42,611	$16,170	$30,172	$1,214,698	$1,203,892

Average interest rate	4.30%	8.30%	5.27%	5.75%	5.52%	7.30%	5.55%

Derivatives Matched Against Liabilities:
Interest Rate Swaps
Pay fixed rate swaps (USD)	$164,000	—	$6,000	—	—	—	$170,000	$(293)
Weighted average pay rate	4.46%	—	5.84%	—	—	—	4.51%
Weighted average receive rate	3.98%	—	2.53%	—	—	—	3.95%

Pay fixed rate swaps (EUR)	—	$8,717	—	—	—	—	$8,717	$45
Weighted average pay rate	—	3.98%	—	—	—	—	3.98%
Weighted average receive rate	—	3.34%	—	—	—	—	3.34%

Totals	$164,000	$8,717	$6,000				$178,717	$(248)

Total rate-sensitive assets increased $75.9 million from the total at June 30, 2001. This increase is primarily due to additional medical receivables notes of $33.0 million and higher fixed-rate domestic equipment receivables of $19.6 million.

Total rate-sensitive liabilities increased $130.2 million from the total at June 30, 2001. This increase was primarily due to the completion of an equipment securitization during the previous quarter, additional borrowings under domestic warehouse facilities and the issuance of $25.0 million in convertible subordinated notes during the current quarter.

Changes in the overall derivative positions held at March 31, 2002 compared to those held at June 30, 2001 reflect the changes in the Company’s exposures in its financial contracts.

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at March 31, 2002. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Argentine Pesos (ARG), Hong Kong dollars (HKD) and South African Rand (ZAR), as indicated in parentheses. The table excludes investments in direct financing leases totaling $163.8 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date—Qtr Ended March 31,					There- after	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands of dollars)
Foreign Currency Sensitive Assets:

Fixed rate receivables in installments (SGD)	$1,594	$690	$757	$223	$138	—	$3,402	$3,370
Average interest rate	9.84%	9.84%	9.84%	9.48%	8.17%	—	9.84%

Fixed rate receivables in installments (JPY)	$2,582	$2,337	$1,898	$590	$149	—	$7,556	$7,061
Average interest rate	6.54%	6.54%	6.54%	6.57%	6.50%	—	6.54%

Fixed rate receivables in installments (AUD)	$99	$72	$60	$73	—	—	$304	$298
Average interest rate	8.95%	8.95%	8.77%	8.69%	—	—	8.95%

Fixed rate receivables in installments (GBP)	$56	$30	—	—	—	—	$86	$87
Average interest rate	10.88%	10.88%	—	—	—	—	10.88%

Fixed rate receivables in installments (EUR)	$8,396	$7,533	$7,168	$5,489	$3,190	$193	$31,969	$31,361
Average interest rate	8.74%	8.78%	8.78%	8.79%	9.09%	9.71%	8.74%

Fixed rate receivables in installments (ARG)	$6,682	$2,594	$1,544	$997	$673	$201	$12,691	$12,537
Average interest rate	10.31%	10.05%	9.79%	9.76%	9.76%	9.76%	10.31%

Floating rate receivables in installments (ARG)	$4,262	$2,756	$1,768	$1,174	$658	—	$10,618	$10,618
Average interest rate	4.31%	4.29%	4.36%	4.52%	5.01%	—	4.31%

Totals	$23,671	$16,012	$13,195	$8,546	$4,808	$394	$66,626	$65,332

Average interest rate	8.23%	7.94%	8.04%	8.18%	8.52%	9.74%	8.14%

	Expected Maturity Date—Qtr Ended March 31,					There- after	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands of dollars)
Foreign Currency Sensitive Liabilities:
Variable rate borrowings under warehouse facilities (AUD)	$8,094	—	—	—	—	—	$8,094	$8,094
Average interest rate	5.85%	—	—	—	—	—	5.85%
Variable rate borrowings under warehouse facilities (GBP)	$14,575	—	—	—	—	—	$14,575	$14,575
Average interest rate	6.53%	—	—	—	—	—	6.53%
Variable rate borrowings under warehouse facilities (EUR)	$54,695	—	—	—	—	—	$54,695	$54,695
Average interest rate	4.43%	—	—	—	—	—	4.43%
Variable rate borrowings under warehouse facilities (ZAR)	$3,014	—	—	—	—	—	$3,014	$3,014
Average interest rate	12.21%	—	—	—	—	—	12.21%
Other debt (GBP)	$3,460	$2,975	$2,504	$2,360	$1,831	$3,741	$16,871	$15,060
Average interest rate	6.76%	6.72%	6.62%	6.34%	6.86%	6.86%	6.76%
Other debt (EUR)	$2,818	$9,876	$4,836	$3,997	$2,712	—	$24,239	$23,531
Average interest rate	6.80%	6.95%	7.20%	7.35%	7.25%	—	6.80%
Other debt (HKD)	$2,242	—	—	—	—	—	$2,242	$2,242
Average interest rate	4.02%	—	—	—	—	—	4.02%
Other debt (AUD)	$628	$643	$589	$598	$325	—	$2,783	$2,465
Average interest rate	6.12%	6.12%	6.12%	6.12%	6.12%	—	6.12%

Totals	$89,526	$13,494	$7,929	$6,955	$4,868	$3,741	$126,513	$123,676

Average interest rate	5.33%	6.86%	6.94%	6.90%	7.03%	6.86%	5.74%

Derivatives Matched Against Liabilities:
Foreign Exchange Agreements
Receive USD / Pay EUR	$13,527	—	—	—	$3,533	—	$17,060	$(226)
Avg. contractual exchange rate	0.8737	—	—	—	0.9220	—	0.8837
Receive USD / Pay SGD	$3,418	—	—	—	—	—	$3,418	$45
Avg. contractual exchange rate	1.8166	—	—	—	—	—	1.8166

Totals	$16,945				$3,533		$20,478	$(181)

Total foreign currency sensitive assets increased $23.7 million from the total at June 30, 2001 due primarily to our Argentina operation’s adoption of the Peso as its functional currency during the current quarter.

The derivative positions held at March 31, 2002 and June 30, 2001 are forward sales of currencies to hedge foreign currency denominated assets and liabilities funded on a short-term basis with U.S. dollars.

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

DVI, INC. (Registrant)

Date: May 20, 2002	By:	/s/ MICHAEL A. O’HANLON
Michael A. O’Hanlon President and Chief Executive Officer
Date: May 20, 2002	By:	/s/ STEVEN R. GARFINKEL
Steven R. Garfinkel Executive Vice President and Chief Financial Officer