Form 10-K
period 2002-06-30
DVI INC
filed 2002-10-15
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number    001-11077

DVI, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2722773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 York Road Jamison, Pennsylvania	18929
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (215) 488-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $.005 per share	New York Stock Exchange, Inc.
9 7/8% Senior Notes due 2004	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Warrants to Purchase Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  X  No

The aggregate market value of the registrant’s Common Stock (its only voting stock) held by nonaffiliates of the registrant as of September 16, 2002 was approximately $165,379,613 based upon the last reported sale price of the Common Stock on the New York Stock Exchange on that date. (Reference is made to Page 17 herein for a statement of the assumptions upon which this calculation is based.)

As of September 16, 2002, the registrant had 14,827,445 shares of Common Stock outstanding.

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

DVI was incorporated in the state of Delaware in 1986. DVI conducts its business principally through two operating subsidiaries, DVI Financial Services Inc., referred to as “DVI Financial Services” and DVI Business Credit Corporation, referred to as “DVI Business Credit”. We conduct securitizations through special-purpose subsidiaries. We also conduct other structured financings through limited-purpose subsidiaries or through our operating subsidiaries.

Overview

We are an independent specialty finance company that provides asset-backed financing to healthcare service providers. Our core businesses are medical equipment finance and medical receivables finance. We provide these services principally in the U.S., Latin America, Europe, and the Far East. Our portfolio of receivables is referred to as net financed assets, and is comprised of the net investment in direct financing leases and notes secured by equipment or medical receivables, retained interests in securitizations and building and equipment on operating leases. Our managed net financed assets are the total of our net financed assets and off-balance sheet assets that were securitized.

As of June 30, 2002, our total on-balance sheet assets and shareholders’ equity were $1.7 billion and $229.6 million, respectively.

We principally serve the financing needs of middle-market healthcare service providers, such as outpatient healthcare providers, medical imaging centers, physician group practices, integrated healthcare delivery networks and hospitals. Many of our customers are growing entrepreneurial companies that have capitalized on trends affecting the healthcare delivery systems in the U.S. and other countries to build their businesses. These trends include:

•	Significant growth in the level of healthcare expenditures;
•	Dramatic efforts by governmental and market forces to reduce healthcare delivery costs and increase efficiency;
•	Demographic trends that are expected to continue increasing the demand for healthcare services;
•	Growth, consolidation and restructuring of healthcare service providers and
•	Advances in medical technologies that have increased the demand for healthcare services and the need for sophisticated medical diagnostic and treatment equipment.

In our most recent fiscal year, we incurred losses in certain of our non-core operations and we presently focus on continuing to grow our core domestic equipment finance business, which continues to be profitable, while refining our business strategy in some of the non-core areas. In addition to focusing on our core operations and domestic financing activities we will continue to consider and explore other transactions that may be available in the current economic market, including the raising of capital, sales of portions of our loan portfolios and other such corporate transactions.

As a result of these trends, our business has grown substantially. From June 30, 1997 to June 30, 2002, our managed net financed assets portfolio increased 188% to $2.7 billion from $0.9 billion, representing an average annual compound growth rate of 23.6%.

Medical Equipment Finance

Our medical equipment finance business, which had net financed assets of $1.1 billion at June 30, 2002, operates by:

•	Providing financing directly to end users of diagnostic imaging and other sophisticated medical equipment;
•	Providing financing directly to end users of lower-cost medical devices and

•	Providing domestic and international finance programs for vendors of diagnostic and other sophisticated medical equipment.

Our typical equipment contracts for diagnostic, patient treatment and other sophisticated medical equipment (originated both domestically and internationally) range from $200,000 to $3.0 million while equipment contracts for lower cost medical devices range from $5,000 to $250,000. Most of our equipment contracts are structured so that the full cost of the equipment and all financing costs are repaid during the financing term, which is typically five years. Our exposure to residual asset value is limited because most of our equipment contracts are structured as notes or as direct financing leases with a purchase option at the end of the term that affords the customer an opportunity to own the equipment for a price much lower than its estimated value at that time. Our residual asset value was $22.5 million at June 30, 2002, or 1.59% of net financed assets.

We classify the equipment contracts we originate as:

•	Notes,
•	Direct financing leases or
•	Operating leases.

Generally, in transactions where notes are secured by equipment and in direct financing leases, the obligor has substantially all of the benefits and risks of ownership of the equipment. Operating leases, which consist of $12.0 million, or 0.84% of net financed assets, provide for the rental of the asset. The different classifications can result in accounting treatments that provide substantially different income and costs during the contract term. Direct financing leases and notes are reflected on our balance sheet as “investment in direct financing leases and notes or medical receivables”. For statement of operations purposes, those transactions result in amortization of finance income over the contract term using the interest method.

We enter into two types of direct financing lease transactions, which are referred to as “conditional sales agreements” and “fair market value transactions”. Conditional sales agreements and notes represent those transactions in which we retain no residual interest in the underlying equipment. Fair market value transactions are those transactions in which we do retain a residual interest in the equipment. We record this residual interest on our books at the time we originate the transaction, in an amount equal to our estimate of the financed equipment’s fair market value at the end of the transaction term. At the inception of transactions classified as notes and direct financing lease fixed payment transactions, “unearned income” represents the amount by which the gross transaction receivables and the estimated residual value (on fair market value transactions) exceed equipment cost. At the inception of notes or direct financing lease variable rate transactions, the beginning receivable balance is equal to the equipment cost only. Variable rate contracts have scheduled principal payments and variable interest payments that are calculated and accrued monthly on the remaining scheduled principal balance. The accrued interest receivable on variable rate contracts is reflected on the balance sheet under accounts receivable.

Leases and contracts for the rental of equipment that do not meet the criteria of direct financing leases are accounted for as operating leases. We record equipment under an operating lease or a rental contract on the balance sheet at our cost under the caption of “Building and equipment on operating leases” and depreciate this equipment on a straight-line basis over its estimated useful life. Income is also recognized on a straight-line basis over the life of the contract.

The transactions we classify as notes and direct financing lease transactions are all “net” transactions under which the obligor must make all scheduled payments, maintain the equipment, insure the equipment against casualty loss and pay all equipment-related taxes. In fair market value transactions, at the end of the initial financing term, the obligor has the option to purchase the equipment for its fair market value, extend the financing term under renegotiated payments or return the equipment to us. If the equipment is returned to us, we typically sell or lease the equipment to another user.

In transactions that we permanently fund through securitization or other structured finance transactions which we treat as debt, income is deferred and recognized using the interest method over the respective term of the contracts. If an obligor under a contract defaults, we may not receive all or a portion of the unamortized income associated with the transaction.

For those securitizations that are treated as sales, we retain the obligation to service the individual contracts although they are removed from our balance sheet at the time of sale. We are compensated for these services under contractual terms, which include our receipt of a servicing fee, late charges, and ancillary revenue that we believe would more than adequately compensate a substitute servicer. Generally accepted accounting principles (“GAAP”) require us to recognize as servicing rights the excess of that compensation received over amounts that would otherwise be paid to an independent third party to perform this specific type of servicing. The amount of unamortized servicing rights recorded at June 30, 2002 was $15.3 million.

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

In recent years, we have expanded our international business in which we finance the purchase of diagnostic imaging and other sophisticated medical equipment by private clinics, diagnostic centers and hospitals. Our international business is focused on providing finance programs for equipment manufacturers doing business in Latin America, Europe, South Africa and the Far East. At June 30, 2002, our portfolio of international equipment contracts was $361.5 million. See Item 8, Note 28 for concentrations in our international portfolio. Also, see Item 8, Note 9 for the amount of impaired international contracts.

See Item 8, Note 28 for information regarding the revenues, net earnings and net financed assets of our equipment financing segment for the past three years.

Medical Receivables Finance

Our medical receivables financing business, which had net financed assets of $277.9 million at June 30, 2002, generally consists of providing loans to healthcare providers that are secured by their receivables. Substantially all of these lines of credit are collateralized by third party medical receivables due from Medicare, Medicaid, HMOs, PPOs, commercial insurance companies, self-insured corporations, and, to a limited extent, other healthcare service providers. At times, we may use additional types of collateral to secure these loans. We generally advance 70% to 85% of our estimate of the net collectible value of the eligible receivables from third party payors. Clients continue to bill and collect the accounts receivable, subject to lockbox collection and sweep arrangements established for our benefit. The interest and fee income generated from these loans are recognized over the terms of the lines of credit, which are typically one to three years, and are recorded as amortization of finance income and other income. We conduct due diligence on our potential medical receivables clients for all financings and follow underwriting and credit policies in providing financing to customers. Our credit risk is mitigated by our security interest in the customer’s receivables and by the customer’s additional collateral, where applicable. Our medical receivables loans are structured as variable rate lines of credit. These lines of credit typically range in size from $1.0 million to $12.0 million; however, in certain circumstances commitments up to $40.0 million have also been provided.

Medical receivables financing is readily available for many hospitals and for physicians seeking relatively small amounts of funding. However, for outpatient healthcare providers seeking funding in excess of $1.0 million, the principal sources of financing generally are limited to specialty finance companies or factoring companies that purchase receivables at a discount. We believe the principal reasons for the lack of financing in these areas historically have been the uncertainty of the value of the receivables, the lack of permanent funding vehicles and the potential for fraud due to the difficulty of verifying the performance of healthcare services. More recently, interest in providing financing for this sector has increased as a result of improved understanding of the expected reimbursement levels for healthcare services and the availability of historical performance data on which to base credit decisions. Our strategy in medical receivables financing is to differentiate ourselves from many of our competitors by offering loans secured by medical receivables. We do not factor medical receivables because we believe that loans secured by medical receivables are often more attractive to borrowers that generate high-quality medical receivables because those borrowers find that our financing services cost less than receivables factoring.

See Item 8, Note 28 for information regarding the revenues, net earnings and net financed assets of our medical receivables financing segment for the past three years.

Corporate and all other

Corporate and all other includes:

•
Interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to our customers operating in the long-term care, assisted care and specialized hospital markets;

•	Asset-backed financing (including lease lines of credit) to emerging growth companies;
•	Respiratory services and
•	Miscellaneous financial advisory services, corporate income and overhead allocations.

Business Strategy

Our goal is to be the leading provider of asset-backed financing services to growing segments of the healthcare industry and to be the primary source for all of the financing needs of our customers. The principal components that we believe will enable us to attain this goal include:

•
Offering financing services to existing customers in our present markets.  A significant opportunity for new equipment and receivables financing business lies in solicitation of the more than 10,000 active customer accounts DVI now holds with healthcare providers directly.

•
Generating additional financing opportunities through equipment manufacturers in domestic and international markets.  We view the continued expansion of our relationships with medical equipment manufacturers as an integral component of our growth strategy. We have formed international joint ventures or established branch offices or subsidiaries in Latin America, Europe, South Africa and the Far East that provide medical equipment financing in these regions to strengthen our relationships with certain manufacturers of medical equipment.

•
Continuing to expand our medical receivables financing business.  We intend to further expand our medical receivables financing business through our existing medical equipment financing customer base, particularly from those customers who are expanding their healthcare services as well as through providers who do not finance significant amounts of medical equipment. We intend to maintain a strategy of differentiating ourselves from many of our competitors by continuing to offer lines of credit secured by medical receivables rather than factoring those receivables at a discount.

•
Acquiring specialty businesses.  Growth through acquisitions of specialty businesses that fit within our existing operations and long-term business strategy strengthen our position in the healthcare industry.

Sales and Marketing

We generate most of our financing opportunities from three sources:

•	Medical equipment manufacturers that use third parties to finance the sale of their products,
•	Direct marketing to healthcare providers with whom our sales organization has relationships and
•	Referrals from external sources.

Generally, medical equipment manufacturers refer customers to us for financing because they believe we have the ability to understand and measure the creditworthiness of the customer’s business and to provide the financing necessary for the completion of the equipment sale.

We have established a close working relationship with major manufacturers of diagnostic imaging equipment by meeting their needs to arrange financing for the higher-cost equipment they sell to healthcare providers worldwide. In support of some of these relationships with medical equipment manufacturers, we have formed joint ventures or subsidiaries to provide medical equipment financing to the customers of the manufacturers in the international market. We currently have joint ventures, branch offices or subsidiaries in Latin America, Europe and the Far East. We believe that these relationships give us a competitive advantage over other providers of medical equipment financing.

Our target market for the medical receivables lines of credit we originate includes “middle market” healthcare companies and providers with annual revenues between $10.0 and $150.0 million. By definition, this sector of the marketplace excludes both start-up healthcare companies as well as extremely mature or rated medical organizations that can obtain traditional bank financing. This sector has been one that most traditional financing sources have avoided due to the payor complexity and medical industry financing specialization required. “Middle market” companies and providers that comprise our target market include the following:

•	Specialty outpatient clinics, including imaging centers, surgery centers, oncology centers, and medical laboratories;
•	Hospitals, including acute care and sub-acute care facilities, and community and specialty hospitals;
•	Health service companies, including home healthcare, nursing homes, skilled nursing, physical and occupational therapy, pharmacy, infusion, and specialty treatment centers and
•	Medical practitioners, including medical groups, individual physicians with large practices and management service organizations.

Our sales and sales management staff consists of 95 healthcare finance specialists. These individuals generally have a finance and/or medical equipment background. We typically locate sales personnel in geographic areas where they have knowledge of the local healthcare market.

Credit Underwriting

We believe that the credit underwriting process used in originating our contracts is effective in managing our risk. The overall credit underwriting process follows detailed guidelines and procedures and reflects our significant experience in evaluating the creditworthiness of potential borrowers. The guidelines use those attributes that are most relevant among different customer types within our targeted markets.

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

In medical receivables lending, we conduct collateral and receivables underwriting in addition to credit underwriting. Our due diligence staff performs on-site testing to confirm that billing and collections systems, accounting systems and patient records are adequately maintained and comply with our lending policies. A large portion of the analysis consists of a review of receivables quality through the appropriate testing of cash receipts and cash applications on a sample basis. Payor types, collection history and age of receivables are analyzed. The end result is the determination of the net collectible value of the receivables.

Due to the large size of our transactions, each one is analyzed and reviewed on its own merits. Pursuant to our Company policy, the Director of Credit for DVI Financial Services has approval authority for all transactions up to $500,000. The Vice President of Portfolio Review has approval authority for all transactions up to $750,000. Both the Chief Credit Officer—USA and the Chief Credit Officer of DVI, with the agreement of any other member of the credit committee, have approval authority up to $1.0 million. The credit committee has approval authority for all transactions greater than $1.0 million. Credit committee approval must also be given each time a customer’s aggregate exposure exceeds an increment of $3.0 million. In general, DVI completes UCC filings on all large transactions.

Because of the relatively small size of the medical equipment contracts generated through DVI Strategic Partner Group (“DVI SPG”), our small-ticket medical equipment leasing division, the underwriting criteria are significantly different from those we typically use. DVI SPG’s applications from obligors are analyzed for approval based upon a combination of the applicant’s financial condition and credit score (for applicants who are individuals), which is obtained from a national credit reporting organization. Applications are filed with the credit department and screened for repeat customers, in which case the previous file, credit and payment history are also analyzed. Based on such information, an individual credit analyst assigns a status to the application (approved, declined, request for further information or change in acceptable terms). If the application is approved and the conditions and requirements of approval are met, an account manager or sales support representative processes the file and issues a signed purchase order. The account is then reviewed for completion of all requirements and signed for authorization to book the transaction. In general, DVI SPG completes UCC filings on all transactions where the cost of the equipment exceeds $25,000 or when a customer has existing exposure with us in excess of $25,000.

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

DVI SPG has imposed other requirements in certain circumstances and may consider an obligor’s medical specialty in evaluating creditworthiness. DVI SPG may allow exceptions to the foregoing requirements as warranted, in which case the approval of two credit analysts is required.

Credit Experience

DVI has developed systems to monitor the changes in risk within its existing portfolio of customers. The systems include monthly reporting of account delinquencies and criteria to review a borrower’s financial statements, at least on an annual basis. Our objective is to identify larger accounts that may experience material deterioration in performance over the next 12 or 24 months. The goal is to make more informed credit decisions for existing customers, improve collections, allow time for early intervention where problems exist and perform better loss forecasting through better prediction of potential problems. The purpose of the monitoring system is to find the most predictive set of data elements that separate the good credit risks from the bad ones and to distinguish between collection and credit problems (see Item 8, Note 2 for an expanded discussion of the allowance for losses on receivables).

Our computer system automatically compares the posting of cash received from a given customer to the scheduled payments established when the contract was originally booked. A customer’s account is considered late when payment is not received when due.

Delinquencies may lead to a loss if not addressed in a timely fashion. A customer is considered delinquent when scheduled payments become 31 days past due. Reporting delinquencies in a meaningful way and on a timely basis helps prevent a delinquency from becoming a loss. Judgment is required to interpret and report the raw delinquency information provided by our computer system. The complexity of DVI’s businesses, as well as the large number of contracts in its various portfolios, their average size, progress payments and the unique aspects of international contracts, all require a sophisticated and experienced interpretation of the delinquency information. This information is supplemented by other information available to the account manager or in-country credit review and discussions with the customer.

There are instances where the cause of a delinquency has been identified, and there is agreement between DVI and the borrower regarding its resolution. The complexity and size of many of DVI’s contracts require time to restore them to “fully documented” status. Agreement with the borrower is documented in a formal forbearance agreement until new contracts are eventually developed. Contracts under forbearance agreements differ from delinquencies in that there is a documented agreement between the parties as to the reason for the delinquency as well as its resolution. The customer’s non-performance is viewed as a temporary disruption, and there is a renewed belief in the viability of the business enterprise. Also, in contracts under forbearance agreements, no losses are expected and confidence has been restored in the borrower’s operating performance and ability to meet restructured payments. Contracts under forbearance agreements are not considered delinquent.

The following table sets forth certain information with respect to delinquencies for our contracts for the periods indicated:

	As of June 30, 2002
	On-Balance Sheet		Securitized Off-Balance Sheet		Managed Net Financed Assets
	$	% (2)	$	% (2)	$	% (2)
	(in millions of dollars)
Net financed assets (3)	1,419.3
Securitized off-balance sheet			1,342.1
Managed net financed assets (3)					2,664.8
Delinquency Aging (1):
31 - 60 days	5.5	0.4	20.9	1.6	26.4	1.0
61 - 90 days	11.9	0.8	5.6	0.4	17.5	0.7
91+ days	121.7	8.6	14.8	1.1	136.5	5.1

Total delinquencies	139.1	9.8	41.3	3.1	180.4	6.8

	As of June 30, 2001
	On-Balance Sheet		Securitized Off-Balance Sheet		Managed Net Financed Assets
	$	% (2)	$	% (2)	$	% (2)
	(in millions of dollars)
Net financed assets (3)	1,249.0
Securitized off-balance sheet			1,075.2
Managed net financed assets (3)					2,273.2
Delinquency Aging (1):
31 - 60 days	8.3	0.7	4.5	0.4	12.8	0.6
61 - 90 days	15.4	1.2	6.1	0.6	21.5	0.9
91+ days	85.3	6.8	7.8	0.7	93.1	4.1

Total delinquencies	109.0	8.7	18.4	1.7	127.4	5.6

(1)
Under the relevant agreements, our obligors generally are considered late if payment on a contract has not been received when due. Information presented does not include obligations that are past due by less than 31 days. When reporting delinquencies, management takes into consideration cash that is received 15 days subsequent to the end of the period, as well as customer’s compliance with forbearance agreements. Included in the delinquency figures are international contracts totaling $49.1 million and $33.2 million for the years ended June 30, 2002 and 2001, respectively.

(2)	Delinquencies as a percentage of net financed assets and managed net financed assets, as applicable. Delinquencies reflect the remaining outstanding balance on delinquent contracts.
(3)
Due to the nature of credit enhancements and unexercised repurchase obligations, both of these items are included on-balance sheet and off-balance sheet for purposes of this table. Therefore, both items must be deducted from the total managed net financed assets to reconcile to our actual managed portfolio.

Delinquencies as a percentage of managed net financed assets increased for the fiscal year June 30, 2002, from 5.6% to 6.8%. The aggregate dollar increase in delinquencies was $53.0 million for the fiscal year to $180.4 million.

The increase in on-balance sheet delinquencies was due primarily to increased delinquencies in our Third Coast Capital business unit and increased delinquencies in our international portfolio. International delinquencies increased by $15.9 million over the last fiscal year. Although delinquencies in Europe and Asia were stable, delinquencies in Latin America represented $11.3 million of the total increase in international delinquencies. The increase in Latin America reflects the declining economic and political conditions in Argentina and Brazil.

The increase in off-balance sheet delinquencies is not due to any one business segment or client, but primarily to general market conditions and its impact on our total portfolio. The majority of the increase in off-balance sheet delinquencies occurred in 31-60 day classification. This delinquency category increased from $4.5 million at June 30, 2001 to $20.9 million at June 30, 2002. This increase is consistent with the trend of the impact of market conditions on our total portfolio.

We restructure contracts under the guidance of Statement of Accounting Standards (“SFAS”) No. 114, and any loss determined in accordance with that pronouncement is recognized at the time of contract restructure. In some cases, we have exercised our right to bring in new management to operate centers that have defaulted on their contracts.

The following table sets forth information with respect to losses for our contracts for the periods indicated:

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars)
Net charge-offs (domestic)	$11,290	$8,031	$6,600
Net charge-offs (international)	1,167	1,503	849

Total	$12,457	$9,534	$7,449

Average net financed assets	1,402,114	1,254,759	1,157,560
Average managed net financed assets	2,451,736	2,090,093	1,868,630
Net charge-offs as a percentage of average net financed assets	0.89%	0.76%	0.64%
Net charge-offs as a percentage of average managed net financed assets	0.51%	0.46%	0.40%

Charge-offs by business segment are summarized below for the periods indicated:

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars)
Equipment finance	$10,554	$7,344	$7,357
Medical receivables financing	872	—	92
Corporate and all other	1,031	2,190	—

Total	$12,457	$9,534	$7,449

The 2002 and 2001 net charge-offs in the corporate and all other segment relate to customers in emerging growth industries to whom we provided asset-backed financing. Small-ticket medical equipment financing net charge-offs totaled $3.1 million, $1.8 million and $1.8 million for the three years ended June 30, 2002, 2001 and 2000, respectively. The increase in current year charge-offs is the result of softness in the smaller device market, paired with slower economic growth.

Capital Resources and Funding

We obtain initial funding for most of our equipment contracts through interim “warehouse” facilities provided by banks and other financial institutions. Borrowings made under these credit facilities are repaid when we permanently fund our equipment contracts through securitization or other limited-recourse permanent funding programs, including sales. Typically, equipment contracts are held for 30 to 180 days before they are permanently funded.

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

While these factors tend to reduce our liquidity at times of strong growth in contract origination, they could have the effect of improving our cash flow from operations in the short term if our contract growth were to decline.

The Company’s strong growth in contract origination and net financed assets has required substantial amounts of external funding. Through our operating subsidiaries, we finance our equipment and medical receivables on an interim basis with secured credit facilities provided by banks and other financial institutions. These warehouse facilities are refinanced using asset securitizations, contract sales and other structured finance techniques that permanently fund most of our equipment and medical receivables contracts. Permanently funded equipment and medical receivables are funded through the life of the respective assets. These permanent financings require us to fund reserve accounts or to meet the overcollateralization required in the securitizations and sales of our contracts. Cash reserve accounts, which are required by the rating agencies as part of the credit enhancement, are created through the reduction of proceeds that we receive in our securitizations. The account is funded in full at the closing of the securitization and is non-declining over the life of the securitization. The amount of the cash reserve over the last three years has ranged between 1.0% and 1.5% of the total discounted cash flows of the securitization pool.

Each of our warehouse facilities and permanent funding vehicles requires us to provide equity or a form of credit enhancement to the respective lenders or investors and generally does not permit us to fund general corporate requirements. Therefore, the actual liquidity, or funds available to us to finance our growth, is limited to the cash generated from operations and the available proceeds of equity or debt securities we issue. At times of strong origination growth, our cash flows from operations are insufficient to fund these requirements. Periods of high growth in contract origination necessitate external funding to provide the equity or capital required as credit enhancement to leverage borrowings.

We periodically manage the demands on our capital by placing loans with other financial institutions when the circumstances and economics make such placements attractive for us. Placement of contracts can take place through the sale of contracts we already own, or we can earn a brokerage fee by finding financing for our customers before the transaction has been consummated.

Warehouse Facilities

At June 30, 2002, we had an aggregate of $562.1 million available for both domestic and international equipment contract financing under various warehouse facilities of which we had borrowed an aggregate of $274.6 million. These facilities are provided by a syndicate of banks that participate in a revolving credit arrangement, by several banks lending directly to our international business and by investment banking firms that we use for securitizations. The contracts made under these bank warehouse facilities bear interest at floating rates and are full recourse obligations of the Company. As a supplement to our traditional warehouse facilities, we began to borrow against our asset-backed commercial paper facility. At June 30, 2002, we had $100 million available for domestic equipment contracts under this asset-backed commercial paper facility of which we had borrowed $52.9 million (off-balance sheet borrowing). The contract balances outstanding under this facility have limited recourse to the Company.

Borrowings made under the domestic facilities typically are repaid with the proceeds of advances made under securitization facilities. Those advances in turn are typically repaid with proceeds from permanent fundings. Contracts funded under securitization facilities cease to be eligible collateral if they are not securitized within a specified period. The amount advanced under the securitization facilities is 92% of the discounted value of the pledged receivables. If we were unable to arrange continued access to acceptable warehouse financing, we would have to curtail our contract origination, which in turn would have a material adverse effect on our financial condition and operations. See Item 8, Note 15 for a summary of our warehouses at June 30, 2002 and 2001.

Medical Receivables Financing

We fund our medical receivables financing business through various sources. We have established a revolving credit agreement with a syndicate of banks that is used to warehouse medical receivables contracts up to $50.0 million. We have an additional small warehouse facility for $3.0 million through another bank. We had $40.7 million outstanding under these facilities at June 30, 2002. See Item 8, Note 15 for a summary of our warehouses at June 30, 2002 and 2001.

As a supplement to our warehouse facilities for medical receivables, we established an asset-backed commercial paper facility during fiscal year 2002. At June 30, 2002, we had $100.0 million available for medical receivables of which we had borrowed $24.0 million. The asset-backed commercial paper facility is part of the Permanent Funding program for medical receivables and has limited recourse to the Company.

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

The requirement to provide this credit enhancement reduces our liquidity and requires us to obtain additional capital periodically, since our cash proceeds from the securitizations are reduced by the amount of over-collateralization (retained interest) required. Over the last three years, this retained interest has been approximately 3% of the total discounted cash flows of the securitization pool. We receive amounts with respect to the retained interest on each securitization only after principal and interest on asset-backed notes and all other superior interests have received the contractually required payments on each monthly payment date. There can be no assurance that we will be able to obtain additional capital in the future.

Our retained interest is the most subordinated tranche in all of DVI’s securitizations, and has a lesser likelihood of receiving regular payments than any other interest issued in the securitization due to the order and priority of payments we agree to in our securitization documents. As the most subordinated tranche in any such securitization, we receive payments last and incur losses prior to any other tranche. To the extent there are defaults under any contract included in any given securitization pool resulting in losses to the pool, each class of notes representing an interest in the pool has greater protection than the notes we hold as our retained interest in the pool. As a result, the cash we receive from our retained interest is directly affected by defaults by obligors under the contracts held in a securitization pool in which we have a retained interest.

For accounting purposes, our securitizations are treated either as financings (on-balance sheet transactions) or as sales (off-balance sheet transactions). In an on-balance sheet transaction, the contracts being securitized remain on our balance sheet as an asset for their originally contracted term and the proceeds raised are accounted for as long-term debt (limited recourse discounted receivables) in which no gain or loss is recognized. In a transfer classified as a sale, we remove the contracts and related warehousing debt from our balance sheet and recognize a gain or loss on the sale of these contracts. The previously recorded amounts are allocated between the assets sold and any retained interests, in this case credit enhancements and servicing rights, based on the relative fair values on the date of transfer. Quoted market prices are generally not available for the retained interests that we record. We estimate fair value based on the present value of expected cash flows using management’s best estimate of the key assumptions, which are credit losses and discount rates commensurate with the risks involved. We believe that such assumptions are consistent with those that would be used by other market participants in determining fair value. Credit enhancements and servicing rights are reviewed quarterly for impairment by analyzing the current adequacy of the key assumptions and by reassessing the anticipated cash flows resulting from the retained interests.

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

To be cost efficient, a securitization must cover a relatively large and diverse portfolio of contracts. One of the basic requirements of the credit rating agencies that evaluate the quality of the notes issued in our securitizations relates to borrower concentration. This requirement specifies that no single credit (borrower) may constitute a significant portion of the pool of contracts being securitized. Because of this concentration requirement, we generally must accumulate in excess of $200.0 million in contracts for each securitization. The credit rating agencies also have other concentration guidelines such as equipment type, geographic location of the obligors and medical receivables payor concentrations. Our portfolio management software allows us to continually monitor borrower concentrations, as well as other concentrations dealt with in the agency guidelines. These requirements mean that not all of the contracts held in our warehouse facilities at any point in time can be placed in one securitization.

The securitization of our equipment contracts are often structured as sales and resulted in gains totaling $54.2 million, $37.1 million and $25.7 million for years ended June 30, 2002, 2001 and 2000, respectively. We find distinct advantages to this structure over the on-balance sheet structure that does not result in a gain and, subject to the continuing availability of the sale structure, intend to use it in future years. The principal advantage of this structure is that it accelerates the recognition of revenue that would otherwise be recognized over the term of the underlying contracts. This acceleration of revenue, in turn, increases our capital base, which increases the amount of funds that we can borrow. The greater borrowing capacity can be used to acquire greater amounts of earning assets, which promotes our growth and profitability.

We also generate income on both our servicing contracts and on our retained interests. Cash received each month for our retained interests is applied to reduce our retained interest principal and to record interest income. This income is recognized over the life of the securitized receivables using the effective yield method. For example, in our May 2002 securitization of $455.0 million, $337.0 million was structured as a sale and $118.0 million was structured as a financing. A servicing asset of $5.1 million and a retained interest of $10.1 million were recorded based on the $337.0 million sale transaction.

If, for any reason, we were to become unable to access the securitization market to permanently fund our equipment and medical receivables contracts, the consequences would be materially adverse. Our ability to complete securitizations and other structured finance transactions depends upon a number of factors, including:

•	The general conditions in the credit markets,
•	The size and liquidity of the market for the types of receivable-backed securities we place in securitizations and
•	The overall financial performance of our contract portfolio.

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

Credit Risk

Many of our customers are outpatient healthcare providers. Contracts to such customers require a high degree of credit analysis. Although we try to reduce our risk of default and credit losses through our underwriting practices, contract servicing procedures and the use of various forms of non-recourse or limited-recourse financing (in which the financing sources that permanently fund our equipment and other contracts assume all or some of the risk of default by our customers), we remain exposed to potential losses resulting from a default by a customer. Customer defaults could result in:

•	Requiring us to make certain payments under our warehouse facilities,
•	Requiring us to make payments up to the amount of our remaining credit enhancement under any permanent equipment and other funding arrangements,
•	The loss of the cash or other collateral pledged as credit enhancement or
•	The loss of the remaining interest, if any, kept in the underlying equipment.

Our warehouse facilities are used for initial funding for our originated contracts. During the period of time that occurs between a contract’s initial funding and its funding on a permanent basis through our securitization program, we are exposed to full recourse liability in case of default by the borrower. While we have typically been able to permanently fund our domestic equipment and other contracts, we may not be able to permanently fund contracts in our international portfolio due to differences in international capital markets. Consequently, we may be subject to credit risk for a longer period. In some cases, this risk will extend over the life of the contracts. In addition, the terms of securitizations and other types of structured finance transactions generally require us to replace or repurchase equipment and other contracts in the event they fail to conform to the representations and warranties made by us, even in transactions otherwise designated as non-recourse or limited recourse.

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

At June 30, 2000, we held $150.0 million of transfer and convertibility risk insurance. In February 2001, this coverage was reduced to $120.0 million. The insurance is provided by the Multilateral Investment Guarantee Agency (“MIGA”), a division of the World Bank. This program is utilized by MSF Holding Ltd., our 72%-owned joint venture business in Latin America, to cover the risks associated with transferring payments out of Brazil. The MIGA guarantee program helps to eliminate certain capital allocations for lenders and assists DVI in obtaining favorable agency credit ratings needed for bank funding and sales of assets to investors through securitization.

In the past few years, we originated a significantly greater number of equipment, medical receivables and other contracts than we did previously. Because of this growth, our managed net financed asset portfolio grew from $494.9 million at June 30, 1995 to $2.7 billion at June 30, 2002. In light of this growth, the historical performance of our contract portfolio, including rates of credit loss, may not be useful in predicting future contract portfolio performance due to changes in the underlying composition of the portfolio.

Competition

The business of financing medical equipment is highly competitive. We compete with equipment manufacturers that finance sales of their own equipment, finance subsidiaries of national and regional commercial banks, and equipment leasing and financing companies. Many of our competitors have significantly greater financial and marketing resources than we do. In addition, the competition in the new markets we have recently targeted, specifically the medical device financing market and the medical receivables financing market, may change from the levels of competition we have historically experienced.

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

International Operations

DVI participates in the international marketplace primarily in Europe, the Far East and Latin America. At June 30, 2002, our credit exposures in these regions were $155.6 million, $47.5 million and $156.1 million for Europe, the Far East and Latin America, respectively. At June 30, 2001, the figures were $94.2 million, $54.3 million and $167.3 million. We fund these operations with financing independent of our U.S. operations. We monitor the economic, financial, and business climates of each of these markets to continually assess the risks associated with extending credit in foreign markets.

Subsequent to year-end, the Brazilian Real devalued approximately 40% against the U.S. Dollar. We do not have a substantial asset position denominated in Real, however we do have a substantial U.S. Dollar denominated receivable portfolio to borrowers in the country of Brazil. As the majority of our borrowers in the country of Brazil conduct business in the Brazilian Real, the devaluation of the Real against the U.S. Dollar threatens their ability to sustain their debt service as a substantially increased amount of local currency must be used to make recurring U.S. Dollar debt payments. As of June 30, 2002 we had $123.6 million of receivables in the country, of which $44.8 million are securitized. The related allowance for losses for these contracts is $3.2 million. We will continue to actively manage its Brazilian portfolio in order to minimize any potential collectibility impact.

The volatility of the international markets, with particular attention to Argentina, has caused DVI to discontinue its extension of new credit in Latin America. We will continue to make these strategic assessments and reduce activities in the international markets as appropriate.

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

Employees

As of June 30, 2002, the Company had 506 full-time employees consisting of:

•	8 executive officers,
•	95 sales and sales management personnel,
•	105 documentation and credit personnel,
•	77 accounting and treasury personnel,
•	114 respiratory services personnel (Valley Health Group, Inc.—see Item 8, Note 25) and
•	107 other administrative and technical personnel.

None of our employees are covered by a collective bargaining agreement, and management believes that its relationship with its employees is good.

ITEM 2.    PROPERTIES

The Company leases all of its office buildings. The lease agreement for our principal executive offices located in Jamison, Pennsylvania contains escalation clauses. We lease an aggregate of approximately 189,136 square feet of office space worldwide. This leased space is used by all of the reportable segments of our business. In addition, we own a 1,553 square-foot residential property located in Jamison, PA for use by those visiting our principal office on company business. We also own a 450 square-foot apartment unit in New York City for use by Company officers while conducting business there.

ITEM 3.    LEGAL PROCEEDINGS

In December 2000, a former employee of the Company filed an action in the Circuit Court of Cook County, Illinois (the Company subsequently had the case removed to the U.S. District Court for the Northern District of Illinois) arising out of the Company’s purchase (from the plaintiff and others) of a partnership interest in Third Coast Capital (“TCC”), the Company’s venture leasing division, in 1998. The plaintiff alleges that his decision to sell his interest in TCC and accept employment with the Company was based on his reliance on a number of promises allegedly made by the Company, including the Company’s ability and willingness to fund the venture business in the future. The complaint alleges that these promises were false when made and represented a scheme to facilitate the Company’s misappropriation and conversion of TCC’s worth, alleged to be $25.0 million. The complaint further alleges, among other things, fraud and breach of contract and seeks various remedies.

The parties to the litigation have been involved in extensive document discovery and oral depositions. It is anticipated that the taking of oral depositions will be completed in the latter part of October 2002. The federal judge presiding over this case has set a trial date of February 2003.

The Company believes it will prevail in this lawsuit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended June 30, 2002.

Executive Officers of the Registrant

As of June 30, 2002, the executive officers of DVI, Inc. were:

Name	Age	Position
Michael A. O’Hanlon	55	Director, President and Chief Executive Officer
A. St.John Brown	47	Executive Vice President and President, DVI Europe
Steven R. Garfinkel	59	Executive Vice President and Chief Financial Officer
Richard E. Miller	50	Executive Vice President and President, DVI Financial Services Inc.
Anthony J. Turek	59	Executive Vice President and Chief Credit Officer
Terry Cady	55	Senior Vice President and President, DVI Business Credit Corp.
John P. Boyle	52	Vice President and Chief Accounting Officer
Melvin C. Breaux	61	Vice President, Secretary and General Counsel

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

A. St.John Brown is an executive vice president of the Company and president of DVI Europe. Mr. Brown is responsible for managing and developing the growth of the Company’s European operations and vendor relationships. Prior to joining the Company in April 2001, Mr. Brown was a senior vice president of Philips Medical Systems and CEO of their Customer Services Business. He worked for Philips Medical Systems from 1992 to 2001, serving in Singapore and The Netherlands. Prior to that, Mr. Brown worked for GE Medical from 1986 to 1992, based in Hong Kong and Singapore. Before joining GE, Mr. Brown was a consultant with The Boston Consulting Group, London, and with Citibank, N.A. and Citibank International Bank Limited in London. Mr. Brown graduated from Oxford University with an M.A. in Modern History.

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

Terry Cady is a senior vice president of the Company and president of DVI Business Credit Corporation. Mr. Cady joined the Company in February 2000. His primary responsibility is to manage the operations and marketing for DVI Business Credit. Prior to joining the Company, Mr. Cady gained over 20 years of healthcare financing experience, including venture capital, corporate finance and various lending activities, while working for Bank of America, Donaldson, Lufkin, & Jenrette Securities Corporation, Wells Fargo Bank, G.E. Capital, LINC and Heller Financial. Mr. Cady also started and managed the healthcare corporate finance unit for the Canadian Imperial Bank of Commerce. Mr. Cady received his MBA from New York University and his Bachelor of Arts degree from Purdue University.

John P. Boyle is a vice president and chief accounting officer of the Company. Mr. Boyle joined the Company in January 1995. His primary responsibilities are managing the Company’s accounting, tax and financial reporting functions. Mr. Boyle is a General Securities Principal and a CPA with over twenty years of experience in the financial services industry. Mr. Boyle spent five years of his professional career with Peat Marwick Mitchell & Co. in Philadelphia. Beyond his accounting background, he has extensive experience in credit and corporate finance matters. Mr. Boyle received his Bachelor of Arts degree from Temple University.

Melvin C. Breaux is general counsel, secretary and a vice president of the Company, as well as general counsel and a vice president of DVI Financial Services Inc. Before joining the Company in July 1995, Mr. Breaux was a partner in the Philadelphia, Pennsylvania law firm of Drinker Biddle & Reath for 17 years and an associate of the firm for 8 years. As a member of that firm’s banking and finance department, he specialized in secured and unsecured commercial lending transactions, a wide variety of other financing transactions, and the general practice of business law. Mr. Breaux received his Juris Doctorate from the University of Pennsylvania School of Law and his Bachelor of Arts degree from Temple University.

For the purposes of calculating the aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates, as shown on the cover page of this report, we assumed that all the outstanding shares were held by nonaffiliates except for the shares owned by directors of the Company, executive officers of the Company and by CIBC Trust Company. However, we cannot be sure that all such persons or entities are, in fact, affiliates of the Registrant, or that there are not other persons who may be deemed to be affiliates of the Registrant. Further information concerning shareholdings of officers, directors and principal shareholders is included in our definitive proxy statement relating to our scheduled December 4, 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART II

ITEM 5.    MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The common stock of DVI, Inc. is listed on the New York Stock Exchange. The following table sets forth high and low sales prices per share of common stock as reported on the Composite Tape for the periods indicated:

	Year Ended June 30,
	2002		2001
	High	Low	High	Low
First Quarter	$18.00	$14.95	$20.44	$14.75
Second Quarter	17.87	15.40	19.50	14.69
Third Quarter	18.70	16.30	17.88	12.95
Fourth Quarter	21.00	17.90	17.60	13.00

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

As of October 1, 2002, there were approximately 2,297 beneficial holders of the Company’s common stock.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended June 30,
	2002	2001	2000	1999	1998
	(in thousands of dollars except share data)
Statement of Operations Data
Finance and other income	$139,726	$140,577	$145,603	$104,525	$74,905
Interest expense	85,659	94,666	78,943	60,850	49,212
Net interest and other income	54,067	45,911	66,660	43,675	25,693
Net gain on sale of financing transactions	54,247	37,070	25,728	29,813	20,977
Selling, general and administrative expenses	57,759	42,257	38,702	31,529	18,493
Provision for losses on receivables	21,703	8,739	9,477	6,301	4,735
Loss on Argentine contract redenomination (1)	12,042	—	—	—	—
Loss on investment impairment (2)	17,659	—	—	—	—
Earnings (loss) before minority interest, equity in net gain of investees, and provision for income taxes	(6,394)	33,063	41,978	34,931	22,892
Net earnings (loss)	(4,088)	18,435	23,442	19,668	12,858
Basic earnings (loss) per share	$(0.28)	$1.29	$1.65	$1.39	$1.12
Diluted earnings (loss) per share	$(0.28)	$1.22	$1.54	$1.30	$1.03
Weighted average number of dilutive shares outstanding	14,430	15,764	15,714	15,686	13,246

	June 30,
	2002	2001	2000	1999	1998
	(in thousands of dollars except share data)
Balance Sheet Data
Cash and cash equivalents	$11,400	$11,013	$6,353	$5,695	$15,192
Restricted cash and cash equivalents	98,220	101,888	73,691	36,744	47,582
Net financed assets (3)	1,419,320	1,248,978	1,157,530	988,576	728,135
Total assets	1,672,045	1,477,691	1,333,784	1,096,272	828,490
Borrowings under warehouse facilities	315,278	340,195	306,610	270,434	83,064
Long-term debt	894,938	744,255	664,827	502,013	479,187
Shareholders’ equity	229,645	222,225	215,363	191,647	172,285

(1)	See Item 8, Note 4
(2)	See Item 8, Note 7
(3)
Net financed assets includes $6.8 million in contracts at June 30, 2002 in three countries (Turkey—$3.4 million, Singapore—$0.3 million and Germany—$3.1 million) for equipment redeployed with another user on similar terms during the subsequent 90 days that have been reclassified to repossessed assets in the accompanying consolidated balance sheet.

The Company has not declared or paid any cash dividends since its inception (see Dividend Policy).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Impact of Financing Strategies on Results of Operations

Our financing strategy is to obtain permanent funding for most of our equipment and medical receivables contracts through securitization and contract sales. When funding contracts through securitization, the issuer generally can structure the securitization so that the funding is treated for accounting purposes either as long-term debt secured by equipment or medical receivables contracts owned by us, or as a sale. The manner in which income arising in those transactions is recognized for financial reporting purposes differs significantly depending on which of the two structures the issuer uses. When we sponsor a securitization structured as debt, we enter the transaction as long-term debt on our financial statements and report the amortization of finance income over the life of those contracts. When we sell contracts, we recognize the discounted unamortized finance income at the time the funding takes place. However, even in a funding treated as a sale, we may recognize servicing income and interest income on our subordinated interest in the securitization over the remaining term of the equipment contracts sold.

Over the past few years, we have focused our strategy on increasing our market share. We cannot give any assurance that our historical growth rate or profitability can be sustained in the future. Additionally, our expense levels are based in part on our expectations of future financing volumes. We may be unable to adjust our spending in a timely manner to compensate for a decrease in demand for financing of medical equipment and receivables. Accordingly, operating results may be adversely impacted by future fluctuations in such demand.

Results of Consolidated Operations

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

We reported a net loss of $4.1 million or ($0.28) per diluted share for the year ended June 30, 2002 as compared with net earnings of $18.4 million or $1.22 per diluted share for the prior year. Included in the results for the current fiscal year are $31.4 million in pre-tax charges related to our operations in Argentina and the realization of available-for-sale (AFS) securities impairment losses that had accumulated in shareholder’s equity under other comprehensive income. In addition, the results include a loss of $2.1 million from the consolidation of operations of Valley Health Group, Inc. (see Item 8, Note 25).

•
Argentina: Over the past year, the country of Argentina has undergone significant political and economic changes. For the year ended June 30, 2002, we recorded a pre-tax loss of $14.8 million (including a $12.0 million loss on contract redenomination) and a $4.9 million foreign currency translation adjustment that was charged to shareholders’ equity. After the effect of taxes and minority interest, the net impact to the Company was a $5.8 million loss and a $4.0 million charge to shareholders’ equity (see Item 8, Note 4). While the economic and political situation in Argentina remains fluid, the Argentina government is trying to stabilize the economic environment in the country. We continue to work with our customers in Argentina for possible remedies.

•
AFS Securities impairment: For the year ended June 30, 2002, we recorded a $16.6 million pre-tax other-than-temporary impairment loss on two available-for-sale investment securities (Corvis and Claimsnet). The after-tax impact was $10.8 million. At June 30, 2002, the combined carrying values of Corvis and Claimsnet were $0.5 million. We will continue to evaluate these investments for impairment and make the appropriate quarterly mark-to-market adjustments. In the year ended June 30, 2001, $11.2 million pre-tax profit, or $7.3 million after-tax profit was recorded in our Statement of Operations related to Corvis, reflecting the appreciation of our investment (see Item 8, Note 7).

•
Valley Health Group, Inc. (“Valley”): During the first quarter of fiscal year 2002, we transferred $14.6 million from contract receivables to investments to reflect the value of Convertible Series B preferred shares received as consideration for amounts previously funded. After evaluation of the relevant accounting guidance regarding potential control and significant influence indicators, the operations of Valley were consolidated at June 30, 2002.

The after-tax impact on consolidated earnings was a loss of $2.1 million. The impact from the Valley consolidation on the major categories in the statement of operations are as follows:

• Amortization of finance income—	$(0.6) million
• Other income—	$ 8.8 million
• Selling, general & administrative expenses—	$ 10.3 million

Total equipment financing contracts originated, placed, and acquired increased 19.8% to $1.1 billion for the year ended June 30, 2002 when compared to the same period of the prior year. This increase is due mainly to higher volumes of new business in our domestic equipment operation. New commitments in our medical receivables business were $186.9 million in fiscal year 2002, an increase of 17.6% from the $159.0 million in fiscal year 2001.

Net financed assets increased 13.6% to $1.4 billion at June 30, 2002 when compared to the total as of June 30, 2001. Not included in net financed assets were the contracts sold under securitization transactions but still serviced by us, which increased 24.8% to $1.3 billion as of June 30, 2002. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.7 billion as of June 30, 2002, representing a 17.2% increase over the total as of June 30, 2001.

The following represents a summary of the components of net financed assets:

	Year Ended June 30,
	2002		2001
	(in thousands of dollars)
Receivables in installments	$1,165,368	(1)	$1,006,464
Receivables and notes—related parties	29,321		27,836
Net notes collateralized by medical receivables	275,463		250,260
Residual valuation	22,547		22,659
Unearned income	(133,175)		(119,160)
Retained interests in securitizations—credit enhancements	47,831		51,006
Building and equipment on operating leases	11,965		9,913

Net financed assets	$1,419,320		$1,248,978

(1)
Includes $6.8 million in contracts at June 30, 2002 in three countries (Turkey—$3.4 million, Singapore—$0.3 million and Germany—$3.1 million) for equipment redeployed with another user on similar terms during the subsequent 90 days that have been reclassified to repossessed assets in the accompanying consolidated balance sheet.

Net medical receivables funded at June 30, 2002 totaled $275.5 million, an increase of $25.2 million or 10.1% from the total as of June 30, 2001. Average net medical receivables funded during the year ended June 30, 2002 increased 12.2% to $279.6 million from the prior year.

Amortization of finance income totaled $109.0 million in fiscal year 2002 compared to $119.3 million reported in fiscal year 2001. Adjusting for the amount noted above for Valley, the amortization of finance income was down $9.7 million from last fiscal year. The overall decrease was the result of lower market interest rates and a higher level of non-accruing assets. Changes in market rates influence portions of the portfolio that have short-term interest rate reset characteristics and have a weighted impact on the average portfolio yield when new business is originated at yields different from the existing portfolio. The effect of the lower average portfolio yield, which declined to 7.5% from 9.5% last year, reduced the amortization of finance income by $28.6 million. Of this, approximately $2.7 million can be attributed to the higher level of non-accruing assets, which increased on average $30.4 million compared to fiscal year 2001. In general, the rise in non-accruing assets is related to the affects of the economy, but a significant portion of the increase is due to the problems we face in Argentina as described above. An additional increase to finance income was provided by a higher average net financed asset balance, which was up $147.4 million. This added $14.0 million to amortization of finance income. On average, net financed assets totaled $1.4 billion in the year just ended.

Excluded from the yield calculation above is $3.4 million of finance income recognized during the year on a deeply discounted contract receivable portfolio that we previously serviced and then purchased from another company that curtailed its operations in the countries in which the portfolio is domiciled. The terms of the sale agreement provided for a 100% vesting in cash receipts that we had collected during our term as servicing agent. As we had serviced the portfolio for a period of time prior to its purchase, a significant amount of cash that had been remitted to the seller for collections during the servicing period was now due to us. The discount amortization was triggered ratably by actual cash collections. We recognized finance income in lieu of servicing fees pursuant to the terms of the portfolio purchase agreement.

Also excluded from the yield calculation was $1.6 million of income recognized for a change in a client’s interest rate to a higher default rate as allowed under a forbearance agreement and the original loan agreement. The income was recognized after it was deemed collectible.

Other income totaled $30.7 million in fiscal year 2002 compared to $12.1 million last year. The consolidation of Valley contributed $8.8 million to fiscal year 2002 other income. Also included in the fiscal year just ended were two significant fees, an advisory fee of $2.8 million and an over-advance fee related to the medical receivables business of $1.1 million. Outside of these items, the remaining balance of other income was up $6.0 million or 49.4%. Increased fee generation in the medical receivables business, including obligor audit fees, origination fees, commitment fees and over-advance fees, combined with higher contract fees & penalties, late fees, net service fees, advisory fees and warrant-related income to provide the improvement year-over-year. In general, the increases are due to both the continued growth of the Company and to a more assertive practice of collecting fees (see Item 8, Note 18).

Similar to the amortization of finance income, interest expense is influenced by the change in the level of market interest rates and the change in the level of the average balances that accrue interest. For the fiscal year 2002, interest expense was down $9.0 million to $85.7 million from $94.7 million last fiscal year. The rate on the average level of interest bearing debt was 6.9% versus 8.6% in fiscal year 2001. Here again, as with the amortization of finance income, the change in market rates influences portions of the interest-bearing liabilities portfolio that has short-term interest rate reset characteristics and has the weighted impact on the average portfolio rate when changes in borrowing amounts are at different rates than that of the existing portfolio. The impact of the lower interest-bearing liabilities rate was a reduction to interest expense of $20.7 million. Higher average interest-bearing liabilities balances of $135.3 million, however, raised interest borrowing costs by $11.7 million. The increase in the level of borrowing was used to fund the higher level of the net financed assets mentioned earlier.

The net gain on sale of financing transactions increased 46.3% to $54.2 million for the year ended June 30, 2002, representing 8.2% of the $658.8 million in contracts sold. This compares to $37.1 million recognized in fiscal year 2001, or 7.7% of the $479.4 million in contracts sold. The increase in gains of $17.2 million is due to both additional loans sold, which contributed $13.9 million to the increase, and improvements in securitization market conditions, which accounted for the remaining increase of $3.3 million. We used a credit loss assumption of 0.40% to determine our gain on sale. Our historical credit loss experience in our core domestic equipment business has been approximately 0.40%. In addition, each quarter we perform impairment analyses of our retained interest and servicing rights by analyzing the current adequacy of the key assumptions and by reassessing the anticipated cash flows resulting from the retained interests. As of June 30, 2002, we determined that there were no impairments in the carrying values of retained interest and servicing rights.

Net selling, general and administrative expenses (“SG&A”) totaled $57.8 million for the year ended June 30, 2002. The consolidation of Valley contributed $10.3 million to fiscal year 2002 expense. Outside of the expenses related to Valley, the remaining SG&A base in fiscal year 2002 was $47.5 million, or $5.3 million higher than fiscal year 2001. This represents an increase of 12.4%. Areas of high growth include employee benefit costs that have been affected by rising medical insurance premiums, higher consulting and legal collection costs related to the resolution of loan delinquencies, and increased equipment depreciation costs related to new computer software and equipment and a loss on disposal of old computer software. Average staffing levels also grew by 33.6 employees, or 9.4% when compared to the level a year ago. Areas of expense reductions were travel & lodging costs and the 2002 fiscal year suspension of goodwill amortization in accordance with SFAS No. 142.

The allowance for losses on receivables was $25.6 million at June 30, 2002, or 1.81% of net financed assets, compared to $15.9 million at June 30, 2001, which represented 1.28% of net financed assets at that time. The increase in the allowance was based on our assessment of probable credit losses at June 30, 2002.

During each year, charge-offs of contracts deemed uncollectible are made after all reasonable remedies have been pursued. We then evaluate the adequacy of the allowance for losses to absorb our current estimates of credit losses that have occurred in our portfolio. We make additional provisions for loss to restore the allowance to a level sufficient to cover current estimated losses existing in the portfolio. Those additional provisions are a product of assessing the adequacy of the allowance. Our aggregate allowance is comprised of an estimated amount for each of the following:

•	Large-balance non-homogeneous loans,
•	Small-balance homogeneous loan groups and
•	Specific unallocated allowance.

Changes in portfolio risk are monitored by a quarterly review of individual loans within our portfolio. We begin our review with an identification of all loans for which specific impairment evaluation is deemed necessary. Based on this review, we perform detailed analyses for specific obligors that are greater than 90 days delinquent and owe at least $100,000 to evaluate discrete factors adversely affecting their ability to comply with the terms of their agreements with us. Our specific loan analyses begin with a review of the fair value of the underlying collateral and the financial strength of the guarantors. We then consider other factors, which include, but are not limited to: our contractual options to enforce management changes, the financial condition and economic outlook of each obligor, the observable market value of the underlying collateral and the projected discounted future cash flows of the obligor. This information is then evaluated in the context of general economic and political conditions in order to form conclusions as to the need for a specific allowance for each receivable included in our review. Relationships between our allowance for loss and the related portfolio will vary for a variety of reasons, including differences between the timing of the accrual of a loss provision reflecting our determination of a probable loss, and the timing of the charge-off of all or a portion of a contract after all remedies have been pursued.

Net charge-offs for the year ended June 30, 2002 were $12.5 million compared with $9.5 million for the prior year. The net charge-offs for the quarters ended September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002 were $2.5 million, $2.5 million, $2.6 million and $4.9 million, respectively. Recoveries on receivables previously charged off totaled $0.5 million and $1.2 million for the years ended June 30, 2002 and 2001, respectively.

Provision for losses on receivables charged to our Statement of Operations for the year ended June 30, 2002 was $21.7 million compared with $8.7 million for last year. Several areas in the Company have experienced deteriorating credits thereby prompting an increase in the provision for losses and corresponding allowance. The major areas of increase include Latin America for $3.2 million, Strategic Partner Group for $4.4 million, and Third Coast Capital for $4.3 million. The net of all others areas totaled $1.1 million. See Item 8, Note 9 for a summary of our recorded investment in impaired contracts.

The provision for income taxes decreased 91.1% to $1.3 million. The effective tax rate for fiscal year 2002 was 48.7%. This effective rate is higher than the U.S. statutory rate of 35% because of state income taxes, foreign withholding taxes (which are not affected by a decrease in pre-tax earnings), our inability to record a tax benefit for Valley (unconsolidated for tax purposes) and our inability to record a tax benefit for foreign losses. These items were offset by a tax benefit related to a capital loss from a tax restructuring of our Latin America venture. The tax restructure involved an entity election under IRS regulations by MSF Holding, Ltd., resulting in liquidation for tax purposes. The current value of MSF Holding determined for tax purposes compared to DVI’s tax basis resulted in the capital loss.

The deferred tax balance increased by $5.2 million when comparing the amount at June 2002 to the prior period, primarily reflecting additional deferral related to financing transactions, offset by increases in the provision for losses on receivables and hedging activity in accordance with Statement of Financial Accounting Standards No. 133.

In addition, Federal tax legislation enacted in 2001 changed the regulations related to net operating loss carryback. This change permitted DVI to carry the 2001 Federal net operating loss ($7.0 million) back to fiscal years June 1996 and 1997.

Business Segments

Equipment Financing

Net earnings for the year ended June 30, 2002 was $13.5 million compared to $11.4 million for the prior year. Net financed assets increased $111.6 million to $1.1 billion at June 30, 2002 from $940.5 million as of June 30, 2001.

Amortization of finance income decreased $0.7 million from the prior year. Average net financed assets increased $120.6 million contributing $11.7 million to finance income, however, a decline in the overall yield earned reduced finance income by $15.8 million. The average yield in fiscal year 2002 was 8.2% compared to 9.7% in fiscal year 2001. The lower yield resulted from an increase in non-accruing assets and a decline in market rates. On average non-accruals increased $22 million year-to-year negatively impacting income by approximately $2.0 million. Excluded from the yield calculation above is the $3.4 million of finance income recognized on a deeply discounted contract receivable portfolio that was previously discussed.

Other income increased $7.2 million from the prior year. During fiscal year 2002, there were a number of large fees earned, an increase in the collection of late fees and an increase in service fee income due to both a larger off-balance sheet portfolio and an increase in the servicing rate charged. The net gain on sale of financing transactions increased $14.8 million due to an increase in the number of contracts sold and improvements in securitization market conditions.

Interest expense declined $1.7 million over the prior year. The rate on average interest bearing debt was 7.3% during fiscal year 2002 compared with 8.5% during fiscal year 2001. The lower rate was primarily due to the decline in market yields and as a result reduced interest expense by $11.9 million. Offsetting this decrease was $10.2 million of higher interest costs related to a $120 million increase in average interest-bearing liabilities. This increased liabilities balance was the product of funding a larger net financed asset portfolio.

Provision for losses increased $6.2 million. This occurred as a result of a $3.2 million increase in net charge-offs when compared to the prior year, a $1.7 million provision specifically related to Argentine contracts and the overall increase in the portfolio.

Losses on the redenomination of Argentine contracts totaling $12.0 million occurred as a result of decrees enacted by the government of Argentina that converted certain U.S. dollar contracts to Argentine pesos at a below-market exchange rate.

Net SG&A expenses increased $1.6 million or 4.1%. Staff related expenses increased $1.3 million.

Medical Receivables Financing

Net earnings for the year ended June 30, 2002 was $2.3 million compared to net earnings of $3.7 million for the prior year. Net financed assets at June 30, 2002 were $277.9 million, an increase of $30.0 million or 11.9% from the amount at June 30, 2001. This increase is mainly due to a higher level of credit line commitments. Commitments at June 30, 2002 were $582 million compared to $491 million at June 30, 2001.

Average net financed assets increased 12.2% or $30.4 million during fiscal year 2002 to $279.6 million from $249.2 million in the prior year. Total finance and other income decreased 12.5% to $29.6 million. Amortization of finance income decreased $6.3 million from the prior year as the variable rates in the medical receivables portfolio reset to lower market rates during fiscal year 2002. The decline in income due to the lower rates was $11.3 million, while the $30.4 million increase in average net financed assets added $3.5 million to finance income. Overall, the average portfolio yield in fiscal year 2002 was 7.4% compared to 11.5% during fiscal year 2001. An additional $1.6 million of income was recognized for a change in a client’s interest rate to a higher default rate as allowed under a forbearance agreement and the original loan agreement. The income was recognized after it was deemed collectible.

Other income in fiscal year 2002 totaled $7.4 million, up $2.0 million from the prior year. Fees were higher in most categories including obligor audit fees, origination fees, commitment fees and over-advance fees. A large over-advance fee of $1.1 million was recognized in fiscal year 2002.

Interest expense was lower by $5.6 million compared to the prior year. The average rate on the segment’s interest bearing debt dropped to 5.6% from 8.8% the preceding year as the market interest rates declined. The average balance of the interest bearing debt was $254.3 million, an increase of $27.3 million from the prior year’s level. The lower rate reduced the interest expense by $8.0 million while the increased average debt balance added $2.4 million.

Net SG&A expense for fiscal year 2002 was $10.5 million or $2.8 million higher than fiscal year 2001. Significantly higher staff related expenses and higher consulting expense were the major contributors to the rise in costs. The number of employees averaged 67 in the current year compared to 54 in the prior year.

The provision for losses on receivables was $0.9 million in the fiscal year just ended versus a minimal provision expense last year. In fiscal year 2002, there were $0.9 million of net charge-offs.

Corporate and All Other

For the year ended June 30, 2002, the Corporate and All Other segment reported a net loss of $19.9 million compared to net earnings of $3.3 million reported in fiscal year 2001. There were several contributing factors to the $23.2 million drop in net earnings. The most significant factor was the impact of recognizing income related to Corvis. In fiscal year 2001, $11.2 million of income related to Corvis was recorded, however, because the value of the investment in Corvis dramatically declined during fiscal year 2002, a $16.1 million impairment charge was recognized in fiscal year 2002. The year-over-year reduction in after tax income was $17.8 million.

Other factors negatively affecting the 2002 fiscal year include a $2.1 million loss related to the consolidation of Valley and a $1.4 million asset impairment write-down. The fiscal year 2002 after tax loss of Valley was $2.1 million and the after tax loss on the asset impairment was $0.8 million.

Net financed assets grew $29.2 million to $89.3 million as of June 30, 2002 from $60.1 million at June 30, 2001. Included in this increase is $48.8 million for unexercised potential repurchases of off-balance sheet contracts in accordance with the Removal-of-Accounts Provisions (ROAPs) under SFAS No. 140. Offsetting the increase was $12.3 million for the elimination of the Valley contracts and receivables and the assisted living portfolio declined $3.6 million. These ROAP provisions had no effect to our Statement of Operations.

Overall, finance and other income decreased $3.1 million from the prior year. Excluding the impact from the Corvis deferred loan fees and Valley, the decrease was $2.0 million. Average net financed assets, excluding “initial direct costs” (“IDC”) decreased to $45.5 million during fiscal year 2002 from $51.0 million during fiscal year 2001. As a result of the lower average balance and lower interest rates, finance income was down $1.8 million in fiscal year 2002. Additionally, the recognition of a $2.8 million advisory fee in fiscal year 2002 was offset by a $2.0 million decrease in net service fee income year-to-year. In addition, as explained further below, the amortization of the deferred IDC expense was higher by $0.8 million in fiscal year 2002.

All components of IDC are included in this segment. The net pre-tax earnings impact of IDC was $2.8 million in fiscal year 2002 compared to $3.4 million in the prior year. For fiscal year 2002, the deferred expense recorded on the balance sheet totaled $15.9 million, the IDC offset was $24.5 million, the IDC reduction to the gross gain was $13.7 million and the IDC amortization (a reduction to amortization of finance income) was $8.0 million. For fiscal year 2001, the deferred expense recorded on the balance sheet totaled $13.8 million, the IDC offset was $23.8 million, the IDC reduction to the gross gain was $13.2 million and the IDC amortization was $7.2 million.

Net SG&A expense increased $0.9 million, excluding Valley, when comparing fiscal year 2002 to the prior year. The majority of the increase was in staffing costs.

Provision for losses was $5.8 million higher due to a $4.0 million specific reserve for probable losses established in fiscal year 2002 and an overall increase in the specific unallocated allowance for losses in this business segment.

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000

Total equipment financing contracts originated, placed and acquired increased $148.6 million, or 19.5%, to $911.7 million in fiscal year 2001 compared to the prior year. This increase is due to higher volumes of new business in all of our divisions. Our fiscal year 2000 origination included $47.3 million in new business from DVI Capital, our wholesale leasing business division. The operations of this division were closed in March 2000. During fiscal year 2001, new line of credit commitments in our medical receivables financing business increased 59.2% to $159.0 million, much of which occurred during the fourth quarter.

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

Total finance and other income decreased by 3.5% to $140.6 million for the year ended June 30, 2001.

•
Amortization of finance income was $119.3 million for the year ended June 30, 2001 compared to $107.1 million for the year ended June 30, 2000. A $97.2 million increase in average net financed assets contributed $9.0 million to the increase in finance income, while an increase in average yields provided a $3.2 million increase in finance income. Based on average net financed assets of $1.3 billion for fiscal year 2001 and $1.2 billion for fiscal year 2000, the yield for the year ended June 30, 2001 was 9.5% compared to 9.3% for the prior year.

•
During fiscal year 2001, we recognized Corvis deferred loan fees of $9.2 million resulting from Corvis’ full repayment of their loan in November 2000. For fiscal year 2000, $5.8 million related to the amortization of Corvis deferred loan fees was recorded.

•
Other income decreased 62.9% to $12.1 million for the year ended June 30, 2001. The decrease is attributable mainly to the inclusion of $15.4 million in the prior year representing a combination of the sale of shares of Cisco Systems stock, income from investment advisory services and proceeds from higher levels of late fees. Recurring sources of other income consist primarily of medical receivables fees, late fees, net service fee income, and contract fees and penalties. See Item 8, Note 18 for a summary of other income.

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

The net gain on sale of financing transactions increased 44.1% to $37.1 million for the year ended June 30, 2001, representing 7.7% of the $479.4 million in contracts sold that year. This compares to $25.7 million recognized in fiscal year 2000, or 7.1% of the $364.4 million in contracts sold. The increase in gains of $11.3 million is due to both additional loans sold, which contributed $8.1 million to the increase, and improvements in securitization market conditions, which accounted for the remaining increase of $3.2 million.

SG&A expenses increased 9.2% to $42.3 million for the year ended June 30, 2001. The increase is primarily due to higher legal collection costs related to the resolution of loan delinquencies, increased equipment and building costs, increased staffing levels, and the continued expansion and development of our international operations. See Item 8, Note 19 for a summary of the major components of SG&A expenses.

The allowance for losses was $15.9 million at June 30, 2001, or 1.28% of net financed assets, compared to $14.3 million at the end of the prior year, which represented 1.24% of net financed assets. During fiscal year 2001, we provided $11.2 million for losses on receivables (including $2.4 million on credit enhancements), compared to $9.5 million in the prior year. Each month we charge off contracts in which losses are probable and all reasonable remedies have been pursued. We then evaluate the adequacy of the allowance for losses to absorb our current estimates of credit losses that have occurred in our portfolio. We make additional provisions for loss to restore the allowance to its required level. The increase in the provisions for loss in fiscal years 2001 and 2000 reflects higher levels of charge-offs during the respective years and higher estimates of credit losses within the portfolio. Our net charge-offs for the quarters ended September 30, 2000, December 31, 2000, March 31, 2001, and June 30, 2001 were $1.8 million, $2.5 million, $2.2 million, and $3.0 million, respectively, which represent 10.2%, 15.2%, 14.5%, and 19.1%, respectively, of the quarter-end allowance for losses. Recoveries on receivables previously charged off totaled $1.2 million for the year ended June 30, 2001. See Item 8, Note 9 for an analysis of the allowance for losses on receivables for each of the past three years.

Earnings before minority interest, equity in net income of investees and provision for income taxes decreased 21.2% to $33.1 million for the year ended June 30, 2001 when compared to the prior year.

The provision for income taxes decreased 18.9% to $15.1 million. The effective income tax rate for fiscal year 2001 was 45.1%. This effective tax rate is higher than the U.S. statutory rate of 35.0% because of state income taxes, foreign withholding taxes (which are not affected by a decrease in pretax earnings) and our inability to record a tax benefit for foreign losses. The deferred tax balance changed only slightly when comparing the amount at June 30, 2001 to the prior year balance, reflecting an increase due to the deferred portion of fiscal year 2001 earnings, offset by unrealized losses on our available-for-sale security investments and adjustments to the prior year’s deferred items.

Net earnings were $18.4 million or $1.22 per diluted share for the year ended June 30, 2001 as compared to net earnings of $23.4 million or $1.54 per diluted share in the prior year.

Business Segments

Equipment Financing

In our equipment financing business, net financed assets increased $95.1 million to $940.5 million at June 30, 2001 from $845.4 million as of June 30, 2000. Net earnings for the year ended June 30, 2001 were $11.4 million compared to $12.2 million for the prior year.

Amortization of finance income increased $10.2 million over the prior year. A $72.2 million increase in average net financed assets contributed $6.8 million of the increase in finance income. An increase in average yields to 9.7% during fiscal year 2001 from 9.4% during fiscal year 2000 contributed the remaining increase of $3.4 million.

Other income decreased $4.3 million due to lower late fees, service fees and miscellaneous fees. The net gain on sale of financing transactions increased $10.6 million due to an increase in the number of contracts sold and improvements in securitization market conditions. There was a $3.4 million increase for Corvis deferred loan income.

Interest expense increased $14.4 million over the prior year. Of this increase, $9.9 million is due to a $123.8 million increase in average interest-bearing liabilities used to fund a larger portfolio, increased securitization cash collateral requirements, and carrying assets previously funded by equipment vendors. The remaining increase of $4.5 million was related to an increase in the average cost of funds. Higher interest rates and transaction costs associated with an international securitization contributed to the increase in the cost of funds. The rate on average interest bearing debt was 8.5% during fiscal year 2001 compared with 8.0% during fiscal year 2000.

A lower level of loss on impairment of repossessed assets improved pre-tax earnings by $1.4 million. SG&A expenses increased $6.0 million due to legal collection costs related to the resolution of loan delinquencies, increased sales commissions and equipment costs, and continued expansion of international operations.

Medical Receivables Financing

In our medical receivables financing business, net financed assets at June 30, 2001 were $248.4 million, a decrease of 1.0%, or $2.6 million from the amount at June 30, 2000. This decrease is mainly due to lower utilization of credit line commitments.

Average net financed assets increased 6.3% during fiscal year 2001 to $249.2 million from $234.4 million in the prior year. Total finance and other income increased 6.7% to $33.9 million. Amortization of finance income increased $2.7 million over the prior year. A $14.8 million increase in average net financed assets contributed $1.6 million of the increase in finance income. An increase in average yields to 11.5% during fiscal year 2001 from 11.0% during fiscal year 2000 contributed the remaining increase of $1.1 million.

Other income decreased $0.6 million due to lower overadvance fees.

Interest expense was essentially unchanged due to the overall decline in market interest rates on slightly increased average debt balances. The rate on average interest bearing debt remained relatively constant.

After a $0.4 million increase in net SG&A expenses due to increased staffing levels, and a $0.8 million reduction in the provision for losses on receivables, after-tax net earnings increased $1.4 million to $3.7 million.

Corporate and All Other

Net financed assets decreased $1.0 million to $60.1 million as of June 30, 2001 from $61.1 million at June 30, 2000. For the year ended June 30, 2001, net earnings decreased $5.6 million to $3.3 million.

Finance and other income decreased $13.0 million from the prior year. Average net financed assets increased to $61.0 million during fiscal year 2001 from $50.8 million during fiscal year 2000. Other income in fiscal year 2000 included $11.8 million from customer warrants not related to current lending activities and $3.6 million from an advisory fee.

During fiscal years 2001 and 2000, we recorded $9.2 million and $5.8 million, respectively, related to the amortization of Corvis deferred loan fees. A $2.0 million gain on the revaluation of the Corvis warrants was recognized in fiscal year 2001.

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999

Total equipment financing contracts originated, placed, and acquired were $763.0 million in fiscal year 2000 compared with $805.6 million in fiscal year 1999, a decrease of 5.3%. Included in these amounts were corporate acquisitions of $22.5 million and $59.7 million for fiscal years 2000 and 1999, respectively. In addition, new business from DVI Capital, our wholesale leasing business division, decreased to $47.3 million in fiscal year 2000 compared with $75.4 million in fiscal year 1999. In March 2000, we closed the operations of this division.

Net financed assets totaled $1.2 billion at June 30, 2000, an increase of $169.0 million or 17.1% over the prior year. Not included in net financed assets were the contracts sold but still serviced by us, which increased to $877.7 million as of June 30, 2000 compared to $735.3 million as of June 30, 1999, an increase of 19.4%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.0 billion as of June 30, 2000, representing a 19.9% increase over the total as of June 30, 1999.

During fiscal year 2000, new line of credit commitments in our medical receivables financing business were $99.9 million compared with $144.9 million in fiscal year 1999, a decrease of 31.1%. This decrease is due to discontinued marketing efforts in certain lines of business during fiscal year 2000. Net medical receivables funded at June 30, 2000 totaled $253.0 million, an increase of $65.6 million or 35.0% over the prior year.

Total finance and other income increased 39.3% to $145.6 million for the year ended June 30, 2000 from $104.5 million in the prior year. Finance income was $107.1 million for the year ended June 30, 2000, or 9.3% of average net financed assets of $1.2 billion. This compares to $83.8 million for the 1999 fiscal year, which was 9.1% of that year’s average net financed assets of $916.5 million. This 27.8% increase in finance income was largely due to the overall increase in the size of our loan portfolio. Other income increased 57.6% to $32.7 million in fiscal year 2000 as compared to $20.7 million in fiscal year 1999. Most of this increase was due to income realized from customer warrants not related to current lending activities of $11.8 million for the year ended June 30, 2000, compared to $1.7 million for the year ended June 30, 1999. We recognized $5.8 million in deferred loan fees in fiscal year 2000 that were related to the Corvis transaction. See Item 8, Note 18 for a summary of other income.

Interest expense was $78.9 million for the year ended June 30, 2000, or 6.8% of average net financed assets. This compares to $60.9 million of interest expense for fiscal year 1999, which was 6.6% of average net financed assets during that year. The $18.1 million increase in interest expense can be directly attributed to higher levels of debt necessary to finance a larger average portfolio in 2000. The weighted average interest rate on discounted receivables remained the same at 7.8% for fiscal years 2000 and 1999.

The net gain on sale of financing transactions decreased 13.7% to $25.7 million for the year ended June 30, 2000, representing 7.1% of the $364.4 million in contracts sold that year. This compares to $29.8 million recognized in fiscal year 1999, or 7.9% of the $376.6 million in contracts sold. The decrease in gains during this fiscal year is due to rising interest rates, volatility in the bond markets and widening spreads on asset-backed paper.

SG&A expenses increased 22.8% to $38.7 million for the year ended June 30, 2000 from $31.5 million for the year ended June 30, 1999. The increase over the prior fiscal year is related primarily to our acquisitions, the development of our medical receivables and international businesses, and our 30.0% growth in average managed net financed assets. To support this growth, we increased our personnel to 345 employees from 283 one year earlier. See Item 8, Note 19 for a summary of the major components of SG&A expenses.

The allowance for losses was $14.3 million at June 30, 2000, or 1.24% of net financed assets, compared to $12.3 million at the end of the prior year, which also represented 1.24% of net financed assets. We made provisions for losses on receivables during fiscal year 2000 of $9.5 million, compared to $6.3 million in the prior year. Our net charge-offs for the quarters ended September 30, 1999, December 31, 1999, March 31, 2000, and June 30, 2000 were $1.5 million, $2.5 million, $1.7 million, and $1.7 million, respectively, which represent 11.2%, 16.8%, 12.2%, and 12.2%, respectively, of the quarter-end allowance for losses. Recoveries on receivables previously charged off were $1.0 million for the year ended June 30, 2000.

Earnings before minority interest, equity in net loss of investees and provision for income taxes increased 20.2% to $42.0 million for the year ended June 30, 2000 compared to $34.9 million a year earlier. Net earnings were $23.4 million or $1.54 per diluted share for the year ended June 30, 2000 as compared to net earnings of $19.7 million or $1.30 per diluted share in the prior year.

Related Parties

The following information is presented in order to help understand and assess the business purpose and economic substance of material transactions and arrangements involving related persons or entities and any impact on the Company’s financial statements.

Our principal executive offices located in Jamison, Pennsylvania are leased from a party related to a person who is a shareholder and director of the Company. The lease commenced in July 2000. Previously, our executive offices located in Doylestown, Pennsylvania were leased from the same related party. We recorded rent expense under these leases of $1.0 million, $1.0 million and $0.4 million for the years ended June 30, 2002, 2001, and 2000, respectively.

At June 30, 2002 and 2001, receivables in installments from entities in which we consider to be related parties totaled $29.3 million and $27.8 million, respectively.

As of June 30, 2002 and 2001, we had loans receivable from Company officers and employees totaling $0.8 million and $1.0 million, respectively.

As of June 30, 2002 and 2001, we had Convertible Subordinated Notes totaling $9.6 million due to related parties.

We have $4.1 million of outstanding receivables from Aegis-Bio, a company providing mobile sterilization services of regulated medical waste for healthcare facilities, all of which bear interest at market rates. At June 30, 2002, $0.9 million of this amount was delinquent by more than 120 days. During fiscal year 2002, DVI recognized $298,000 of income related to these receivables. As of June 30, 2002, DVI has a $1.2 million investment in Aegis-Bio representing a 15.3% ownership interest in the Company. DVI accounts for this investment under the cost method.

We have $15.3 million in outstanding equipment finance and working capital loan receivables from Dolphin Medical, Inc. (“Dolphin”). Dolphin formed in 2001 to acquire four radiation therapy /cancer treatment facilities to which we had previously provided certain equipment financing. Dolphin assumed the liabilities under those financing arrangements concurrent with its formation. As a matter of practicality, we are the sole provider of financing to Dolphin, and we have elected not to recognize in our financial statements for fiscal year 2002 interest income of $1.5 million that was collected. This amount was recorded as a reduction in the net contract balance remaining.

As of June 30, 2002, DVI has outstanding working capital and acquisition financing receivables of $9.9 million from Physicians Endoscopy, LLC (“PELL”). PELL was formed in 1998 to develop and acquire ambulatory endoscopy surgery centers in partnership with physician practices. DVI is the sole provider of financing to PELL, and PELL subleases space from us in our headquarters in Jamison, PA. DVI has no current ownership interest in PELL, but it has acquired warrants exercisable on January 1, 2004 to purchase an ownership interest in PELL.

We have investment agreements with two minority shareholders in our Latin America joint venture, MSF Holding, Ltd. (“MSF”). Those shareholders, the International Finance Corporation (an affiliate of the World Bank) (“IFC”) and the Netherlands Development Finance Company (“FMO”), own 6.64% and 6.98% of the common equity of the joint venture, respectively. Those shares represent 12.50% and 13.13%, respectively, of the voting interest in the joint venture. Under the terms of the investment agreements and other agreements with the IFC and FMO, in late fiscal 2002, these minority owners tendered to DVI their notices of option exercise of put options on their respective equity investments in MSF (See Item 8, Note 16).

The IFC and FMO also provide certain borrowing facilities of $15.0 million and $10.0 million, respectively, both of which were fully outstanding as of June 30, 2002. Borrowings under these facilities bear interest at 2.75% over the six-month LIBOR, payable semiannually in arrears. Full principal loan repayment is due May 15, 2005. Additionally, the IFC and FMO provide syndicated borrowings, for which we had $9.3 million outstanding at June 30, 2002. Borrowings under these facilities loan bear interest at 3.25% over the six-month LIBOR, payable semiannually in arrears. Principal loan repayment commenced on November 15, 2000 and is to be paid in full on May 15, 2003.

International Operations

DVI participates in the international marketplace primarily in Europe, the Far East and Latin America. At June 30, 2002, our credit exposures in these regions were $155.6 million, $47.5 million and $156.1 million for Europe, the Far East and Latin America, respectively. At June 30, 2001, the figures were $94.2 million, $54.3 million and $167.3 million. We fund these operations with financing independent of our U.S. operations. We monitor the economic, financial, and business climates of each of these markets to continually assess the risks associated with extending credit in foreign markets.

Subsequent to year-end, the Brazilian Real devalued approximately 40% against the U.S. Dollar. We do not have a substantial asset position denominated in Real, however we do have a substantial U.S. Dollar denominated receivable portfolio to borrowers in the country of Brazil. As the majority of our borrowers in the country of Brazil conduct business in the Brazilian Real, the devaluation of the Real against the U.S. Dollar threatens their ability to sustain their debt service as a substantially increased amount of local currency must be used to make recurring U.S. Dollar debt payments. As of June 30, 2002, we have $123.6 million of receivables in the country, of which $44.8 million are securitized. The related allowance for losses for these contracts is $3.2 million. We will continue to actively manage our Brazilian portfolio in order to minimize any potential collectibility impact.

The volatility of the international markets, with particular attention to Argentina, has caused DVI to discontinue its extension of new credit in Latin America. We will continue to make these strategic assessments and reduce activities in the international markets as appropriate.

Liquidity and Capital Resources

General

As a result of the rapid growth of our equipment financing businesses and our medical receivables financing business, the amount of warehouse and permanent funding required has significantly increased. We obtain warehouse funding from commercial and investment banks. These warehouse borrowings are full recourse obligations in which the lender has recourse against the collateral pledged to secure our obligations and against the Company upon default. Our permanent funding is obtained principally on a limited recourse basis in which the lender’s primary recourse is against the pledged collateral and the lender has only a limited ability to recover directly from us upon default. In the case of limited recourse funding, we retain some risk of loss because we share in any losses incurred, and/or may forfeit any retained interest in the underlying sold or permanently funded assets if defaults occur.

We also provide guarantees to support warehouse and some permanent funding borrowing facilities. At June 30, 2002, we had guarantees totaling $140.4 million outstanding in support of our borrowing arrangements.

A substantial portion of our debt represents permanent funding of equipment contracts and this debt is obtained on a limited recourse basis and is structured so that the cash flows from the underlying contracts service the debt. Most of our warehouse borrowings are used to fund temporarily the equipment and medical contracts until permanent funding is consummated. These warehouse borrowings are repaid with the proceeds obtained from the permanent funding and cash flows from the underlying transactions.

To meet our requirements for increased warehouse funding, we have expanded our warehouse facilities with banks and have obtained warehouse credit facilities with investment banking firms we use for our securitizations. At June 30, 2002, we had available total warehouse credit facilities of $615.1 million, of which $315.3 million was outstanding (see Item 8, Note 15 for further information pertaining to our warehouse facilities and long-term debt arrangements). All of our warehouse credit facilities are available on a committed basis, for which we pay a fee. The continued availability and renewal of these facilities at maturity are dependent upon our credit quality and the adherence to financial covenants contained in these agreements. We are required to adhere to financial covenants contained in our warehouse borrowing agreements, which include maximum levels of permitted leverage, net worth, and fixed charge coverage.

Generally, our warehouse facilities are priced on a floating rate basis at a variable interest rate or spread over an index, such as LIBOR, EURIBOR, U.S. Treasuries, or the Prime lending rate. Permanent financing is generally provided on a fixed- and floating-rate basis. The Company also uses interest rate derivatives to reduce its exposure to changing interest rates.

In addition to the interim and permanent funding referred to above, our continued growth in contract origination and net financed receivables requires substantial amounts of capital resources from us. This capital is required in order to meet the funding requirement created by the difference between the amounts advanced from our warehouse and permanent funding facilities and our contract portfolio originations. These funds essentially provide the credit enhancement for our leveraged investments in our contract portfolios, and are typically obtained through the sales of debt or equity securities and internally generated funds.

We utilize investment banking firms to structure and issue new debt and equity securities. Our continued access to the debt and equity markets is essential to finance the growth of our contract portfolios. Our access to these markets is based on the Company’s financial condition and general market conditions for debt and equity securities. The inability for the Company to obtain new capital would require a reduction in the growth of our contract portfolios.

Our investment in our contract portfolio is partially reflected in our balances of retained interest and restricted cash. At June 30, 2002, our retained interest in securitizations was $47.8 million and restricted cash totaled $98.2 million. Restricted cash is comprised of three different types:

•
Collection cash represents those funds that have been collected from the underlying contracts and are in the process of being posted to the appropriate accounts. These funds are used to pay interest and principal as required by each securitization. The balance of collection cash was $38.3 million at June 30, 2002.

•
Reserve cash, which we are required to establish, are funds that are available to satisfy the investors in the event there is a shortfall in the cash flow of the securitization. These reserves represent a one-time deposit that is established from the proceeds of the securitization. We have no continuing obligation to increase these reserves once established. These funds are returned to us at the maturity of the securitization and after all obligations to the investors are satisfied. We expect to receive this cash over the next three to five years. The balance of reserve cash was $53.0 million at June 30, 2002.

•
Concentration cash are reserves established to meet obligor concentration requirements under our securitization for medical receivables. This securitization has limits with respect to the maximum size of a single obligor, as well as other eligibility requirements. In the event we exceed these limits, we are required to provide cash reserves for the excess. We have the ability to control the amount of this reserve and expect to receive this cash over the next three years. The balance of concentration cash was $6.9 million at June 30, 2002.

The following is an analysis of our contractual obligations and commercial commitments:

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in thousands of dollars)
Long-term debt	$366,239	$415,718	$79,513	$33,304	$894,774
Capital lease obligations	83	81	—	—	164
Operating leases	1,304	4,756	3,091	3,605	12,756

Total contractual cash obligations	$367,626	$420,555	$82,604	$36,909	$907,694

Summary of Cash Flows

Our cash and cash equivalents at June 30, 2002 and June 30, 2001 remained flat at $11.4 million and $11.0 million, respectively. The following describes the changes in the items that had the most significant impact on our cash flow during the years ended June 30, 2002 and 2001.

Our net cash used in operating activities for the year ended June 30, 2002 was $125.9 million. The net cash used in operating activities for the year ended June 30, 2001 was $97.4 million. Restricted cash changes resulted in inflows of $3.7 million in fiscal year 2002 compared to outflows of $28.2 million in fiscal year 2001. Most of the fiscal year 2001 change was due to the additional cash collateral required by an international securitization completed during the year. The change in other assets contributed $26.8 million in fiscal year 2002 outflows compared to $9.1 million in fiscal year 2001. Most of the fiscal year 2002 change related to increases in servicing rights. The change in accounts receivable was mainly due to an increase in servicer advances and a receivable for the sale of DVI Ohio.

Our net cash used in investing activities for the year ended June 30, 2002 was $4.7 million compared to $3.0 million in the prior year. Cash paid for building and equipment on operating leases accounted for $3.6 million in outflows. The increase in furniture and fixture additions was due to the consolidation of Valley and spending on new computer systems.

Our net cash provided by financing activities for the year ended June 30, 2002 was $130.8 million compared to $105.4 million in the prior year. Proceeds from warehouse borrowings (net of repayments) provided outflows of $24.9 million for the year ended June 30, 2002, compared to $33.6 million in the prior year. Proceeds from long-term debt borrowings (net of repayments) provided inflows of $152.7 million for the year ended June 30, 2002, compared to $70.6 million in the prior year.

Warehouse Facilities

At June 30, 2002 we had available an aggregate of $615.1 million under various warehouse credit facilities for medical equipment and medical receivables financing, consisting of $382.9 million available for domestic equipment contracts, $179.2 million for international contracts, and $53.0 million for medical receivables contracts. See Item 8, Note 15 for more detail on our warehouse lines of credit.

Permanent Funding Methods

Through June 30, 2002, we have completed 30 securitizations for medical equipment and medical receivables financings totaling approximately $4.1 billion, consisting of public debt issues totaling $2.2 billion and private placements of debt and contract sales totaling $1.9 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future. If for any reason we were to become unable to access the securitization market to permanently fund our contracts, the consequences for us would be materially adverse.

Our use of securitization significantly affects our need for warehouse facilities and our liquidity and capital requirements due to the amount of time required to assemble a portfolio of contracts to be securitized. When using securitization, we are required to hold contracts in warehouse facilities until a sufficient quantity, generally in excess of $200.0 million, is accumulated in order to attract investor interest and to allow for a cost-effective placement. This increases our exposure to changes in interest rates and temporarily reduces our warehouse facility liquidity. See Item 7A and Item 8, Notes 2 and 26 for discussions about our efforts to manage this exposure through hedging.

We have $308.0 million available through two credit facilities with unconsolidated, limited-purpose entities. We have the option to sell certain equipment contracts to each of these facilities, and as of June 30, 2002, $165.2 million was sold to these facilities. Our obligations under these facilities include servicing of the assets and assisting the purchaser of the contracts in the securitization of the assets if the purchaser chooses to do so. However, we do not have any obligation to repurchase the assets, provide additional capital or to make up any losses that may be incurred by the asset owners or warehouse noteholders in connection with any securitization, resale or other refinancing of the assets, except for our guaranty in one facility. That guaranty is limited to not more than 10% of the purchase price of the assets, with a maximum guarantee of $25.5 million at June 30, 2002. We do not maintain control over these assets, and the only costs we incur in the final securitization are transaction costs such as structuring, legal, printing, rating, etc. By removing the assets from the Company’s balance sheet, these asset sale facilities provide advantageous financing terms while the asset owner or noteholder relies upon the income and proceeds from the assets and our retained interest. This structure also requires us to provide little or no guarantee for any losses incurred by the owner or noteholder.

We have investment agreements with two shareholders of our in our Latin America joint venture, the International Finance Corporation (an affiliate of the World Bank) (“IFC”) and the Netherlands Development Finance Company (“FMO”), which provide for the borrowing of $15.0 million and $10.0 million respectively. Borrowings under this loan bear interest at 2.75% over the six-month LIBOR, payable semiannually in arrears. Full principal loan repayment is due May 15, 2005. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to IFC and FMO.

The agreements also provide for syndicated borrowings from IFC and FMO, for which we had $9.3 million outstanding at June 30, 2002. Borrowings under this loan bear interest at 3.25% over the six-month LIBOR, payable semiannually in arrears. Principal loan repayment commenced on November 15, 2000 and is to be paid in full on May 15, 2003. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to IFC and FMO.

In November 2000, we entered into an agreement with Deutsche Investitions—und Entwicklungsgesellschaft mbH (“DEG”), a German Development Bank. The agreement provides for the borrowing of 15.0 million Euros, for which we had 15.0 million Euros ($14.9 million) outstanding at June 30, 2002. Borrowings under this loan bear interest at 3.625% over the six-month Euribor, payable semiannually in arrears. Principal loan repayment will commence on May 15, 2003 and is to be paid in full on May 15, 2006. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to DEG.

In April 2001, we entered into an agreement with the Bank of Montreal for Latin American financing that was backed by a comprehensive insurance policy issued by Exporters Insurance Company, Ltd. The insurance policy covers 95% of the principal and interest payments. The insurance coverage requires an upfront premium payment for Latin American countries of 2.25% per annum (2.75% for Colombia and Venezuela) on the limit of liability at each payment date under the individual contracts covered. The limit of liability is defined as the remaining principal and interest flows at a certain payment date. The loan agreement provides for a borrowing of $25.0 million, for which we had $23.2 million outstanding as of June 30,

2002. The initial funding period ends October 2002. Principal amortization occurs through October 2007 with full repayment of the unamortized balance due at termination. Borrowings under this loan bear interest at 1.50% over the 30-day LIBOR, payable monthly in arrears.

In June 2001, we entered into a secured exchangeable note financing agreement with J.E. Matthew, LLC. The agreement provides for borrowings of $12.0 million, for which we had $7.2 million outstanding at June 30, 2002. Borrowings under this loan bear interest at 9.5%, payable monthly in arrears. Principal loan repayment commenced on August 1, 2001 and is to be paid in full on November 30, 2004. In lieu of cash payments, we have the option to issue exchange rights.

At June 30, 2002, MSF Holding Ltd., our majority-owned Latin American joint venture, had received a waiver from the IFC with respect to compliance under certain financial covenants contained in a related loan agreement between MSF and IFC. The waiver is effective until November 15, 2002. MSF expects to be in full compliance by that date. Accordingly, at June 30, 2002, the Company was in compliance with all other debt agreements.

Debt and Equity Offerings

On January 30, 1997, we completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004 (“Senior Notes”). The agreement with respect to the Senior Notes contains, among other things, limitations on our ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits us from incurring additional indebtedness unless certain financial ratio tests are met. We have met these financial ratio tests and we are not prohibited from incurring additional debt. Interest on the notes is payable semi-annually on February 1 and August 1 of each year. The Senior Notes will be redeemable at our option in whole or in part at any time on or after February 1, 2002 at specified redemption prices. There were no redemptions of these Senior Notes as of June 30, 2002.

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

On August 1, 2001, we extended the maturity date from June 2002 to June 2004 on the $13.8 million outstanding under the 9 1/8% Convertible Subordinated Notes. The terms of the debt remain consistent with the original debt issue except for the new maturity date.

On January 25, 2002, we registered under the Securities Act an additional $1.5 billion of Asset-Backed Securities, issuable in series, with the SEC. The SEC declared the registration statement (Registration No. 333-81454) effective on February 7, 2002.

In March 2002, the Company issued 7 1/2% Convertible Subordinated Notes scheduled to mature in 2009. This debt features a conversion option to equity at a fixed price of $20.00 per share. At June 30, 2002, the outstanding principal on this debt was $25.0 million.

At June 30, 2002, approximately $388.8 million of common stock, preferred stock, depositary shares, debt securities and warrants, along with $1.1 billion of Asset-Backed Securities, remained registered and unissued under the Securities Act.

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

Critical Accounting Policies

Inherent in the application of GAAP are uncertainties that require subjective and complex judgments, as well as the careful use of estimates, by management. For example, we use valuation methods such as discounted cash flow projections to estimate the collectibility of our contracts. As these estimates are often influenced by factors outside our control, they may be significantly affected by changes in economic conditions or discrete events adversely affecting specific obligors. It is possible that they could change in the near term. The following accounting policies are considered to be the most important in evaluating our financial statements because they contain the most significant judgments and estimates made by management that could produce materially different results using different assumptions or methodologies.

Allowance for Losses on Receivables—Our analyses of losses on receivables include an assessment of the financial condition and economic outlook of each obligor, the projected future cash flows of the obligor’s business, the fair value of the underlying collateral, the financial strength of the guarantors and our legal options to enforce management changes based on contractual provisions. This information is evaluated in the context of general economic and political conditions in order to form conclusions as to the need for a specific allowance for each receivable included in our review. Based on the conclusions of those analyses, we make provisions for losses at the end of each fiscal quarter in amounts deemed necessary to maintain an adequate allowance for each identified impaired receivable.

In preparing a cash flow projection, there are many elements that must be estimated based on the best information available, including monthly business volume, the level of revenue per procedure, potential problems the obligor may encounter in collecting fees they have earned (including the impact of changes in reimbursement rates), costs to operate, etc.

The portion of our portfolio subject to the unallocated loss allowance calculation is aggregated into specific delinquency categories, which are assigned a loss factor based on our historical charge off experience.

Accounting for Retained Interest—Significant financial assumptions, including anticipated credit losses and discount rates, are utilized to determine the fair values of retained interests, both at the date of the securitization and in subsequent quarterly valuations. Any resulting losses, representing the excess of carrying value over the estimated fair value, are recorded in current earnings. However, unrealized gains are not recorded in current earnings and represent the possible gain that would be taken into income at the maturity of the securitization, as these securities are classified as held-to-maturity under SFAS No. 115.

We use key economic assumptions to measure the fair value of retained interests. One assumption is anticipated losses of 0.40%. The liability related to the potential repurchase of non-performing receivables off-balance sheet is determined by multiplying the net present value of the contracts sold by 0.40%, which is based on historical loss experience. This percentage used in the loss assumption calculation is assessed on an ongoing basis. Another assumption is a discount rate ranging from 8.96% to 10.0%, which is higher than a proxy for the BB rated notes in our securitizations and approximately 4.0% higher than the weighed average coupon rates in our securitizations. Our contracts are non-cancelable and, generally, cannot be prepaid by our customers. If we decide to permit a prepayment, our contracts require make-whole payments. To reflect that in our valuations, we assume constant prepayment speed (CPR) of 7.0% and an expected clean-up call date provision. We perform stress tests and sensitivity analyses of the current value of retained interests for adverse changes in our assumptions of up to 40.0%. At June 30, 2002, our retained interests would have been lower by approximately $5.5 million if our loss and discount rate assumptions were 40.0% higher than expected.

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

Goodwill—There are significant estimates and assumptions used in the process to value goodwill at the time of acquisition and to test for subsequent impairment. Goodwill is calculated at the time of an acquisition as the difference between the fair value of consideration tendered as compared to the aggregate fair values of the acquired reporting unit’s individual assets and liabilities. In instances where the fair values of certain transactional items are not readily determinable, the Company may employ valuation techniques including discounted projections, third party appraisals, and benchmarking in order to best determine their fair value.

At a minimum, we test for impairment in recorded goodwill on an annual basis. Further, we test for impairment on goodwill related to a particular reporting unit whenever facts, circumstances or events suggest that that goodwill amount may be impaired. To test for impairment, we compare the fair value of each discrete reporting unit supporting a goodwill amount to its respective carrying value including the related goodwill. Fair value is determined using a discounted earnings projection with a discount rate approximating our weighted average cost of capital – currently 10%. An earnings projection also makes use of certain estimates and assumptions which we determine using the best available information. Impairment, if any, is determined by the excess of book value over fair value as calculated on a unit-by-unit basis.

Troubled Debt Restructures

•
Repossessed Assets—Repossessed assets result from taking possession of collateral, through foreclosure or other proceedings, in satisfaction of defaulted contracts, and are recorded at the lower of their historical cost or estimated realizable value. Realizable value is the asset’s fair market value less the costs associated with the maintenance and eventual disposal. Repossessed assets are valued at the date of repossession, and at least annually thereafter using various methodologies, including independent third party professional appraisals, discounted cash flow projections and internal appraisals. Discount rates used are currently in the range of 10% to 15%. If impairment exists, the asset is written down during the current period operations.

•
Investments—The Company sometimes accepts debt or equity securities in consideration for amounts previously funded in defaulted contracts. At the time our contracts are converted to investments in these securities, we consider whether there has been any impairment by comparing the security’s fair value to our basis in the contract. If the shares of a company are publicly traded, we use the share’s available quoted market price (as quoted on a securities exchange or quotation system) to assess its fair value. In the absence of an available market value, we use valuation techniques such as the present value of anticipated cash flows (using discount rates commensurate with the risks involved) or the fair value of the Company’s net assets. These estimates may be affected by changes in economic conditions or discrete events adversely affecting specific obligors.

Outlook

The outlook in our domestic markets for medical equipment financing and healthcare receivables financing is good. The traditional large ticket business done by DVI Financial Services is benefiting from several positive trends including rising healthcare expenditures, changing demographics such as the aging of the population, and the expanding applications of diagnostic medical equipment. While some softness was evident in the smaller device market served by our DVI Strategic Partner business unit, brought about by the slower rate of economic growth, the goal for this unit is to improve its rate of growth and expand its corporate profit contribution. The fallout in the high technology sector has affected our Third Coast Capital unit and negatively affected the financing options available to such companies that are underwritten by venture capital investors. We plan to de-emphasize this business unit in the next fiscal year and explore alternatives including the possible sale of this division.

As part of our growth strategy, we will necessarily de-emphasize some units such as Third Coast Capital, while providing more support to others such as DVI Business Credit. Plans include relocating the DVI Business Credit operations from Newport Beach, CA to our headquarters in Jamison, PA to better support its growth and expanded market penetration.

We also plan to pursue opportunities with certain healthcare companies in which DVI has an investment interest (see Item 8, Note 7). This includes participating in healthcare companies that were previously borrowers in which we elected to take an investment interest.

We are reassessing the strategic outlook by region for our international activities. We have substantially curtailed our business in Latin America. We will seek new business selectively in the Far East, Australia and Europe, with new commitments to be based upon the pricing available and continued access to competitively priced funding in each market.

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

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at June 30, 2002. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at June 30, 2002. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (USD), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Argentine Pesos (ARS), South African Rand (ZAR), and Hong Kong dollars (HKD), as indicated in parentheses. The table excludes investments in direct financing leases totaling $439.2 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses. See Item 8, Note 27 for a description of the methods used to determine fair value.

	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands of dollars)
Rate-Sensitive Assets:
Fixed rate receivables in installments (USD)	$90,508	$68,901	$56,982	$41,878	$25,747	$9,397	$293,413	$293,335
Average interest rate	9.48%	9.48%	9.27%	9.16%	9.10%	9.42%	9.48%

Fixed rate receivables in installments (SGD)	$1,279	$1,039	$915	$489	$296	—	$4,018	$4,179
Average interest rate	8.82%	8.82%	8.82%	7.28%	7.36%	—	8.82%

Fixed rate receivables in installments (JPY)	$3,199	$2,853	$2,072	$824	$365	—	$9,313	$8,901
Average interest rate	6.48%	6.48%	6.48%	6.45%	6.36%	—	6.48%

Fixed rate receivables in installments (AUD)	$93	$70	$125	—	—	—	$288	$285
Average interest rate	8.89%	8.77%	8.80%	—	—	—	8.89%

Fixed rate receivables in installments (GBP)	$678	$692	$735	$800	$784	$188	$3,877	$3,766
Average interest rate	8.57%	8.57%	8.51%	8.51%	8.51%	8.83%	8.57%

Fixed rate receivables in installments (EUR)	$11,050	$10,442	$9,479	$7,643	$4,142	$2,214	$44,970	$44,331
Average interest rate	8.70%	8.72%	8.73%	8.73%	8.98%	9.54%	8.70%

Fixed rate receivables in installments (ARS)	$3,750	$1,369	$950	$540	$312	$67	$6,988	$7,080
Average interest rate	12.70%	11.16%	11.25%	9.67%	9.99%	8.25%	12.70%

Floating rate receivables in installments (USD)	$53,735	$30,961	$20,834	$13,398	$5,594	$226	$124,748	$124,519
Average interest rate	6.86%	7.12%	7.07%	6.60%	6.72%	6.93%	6.86%

Floating rate receivables in installments (ARS)	$2,890	$1,372	$834	$592	$231	—	$5,919	$5,919
Average interest rate	4.35%	4.29%	4.35%	4.72%	5.51%	—	4.35%

Floating rate notes collateralized by medical receivables (USD)	$167,062	$70,419	$18,044	$26,750	—	—	$282,275	$282,275
Average interest rate	6.61%	6.37%	6.33%	6.01%	—	—	6.61%

Fixed rate credit enhancements (USD)	$11,307	$11,102	$9,624	$7,561	$4,628	$1,867	$46,089	$46,488
Average interest rate	5.64%	5.57%	5.53%	5.27%	5.22%	5.15%	5.64%

Totals	$345,551	$199,220	$120,594	$100,475	$42,099	$13,959	$821,898	$821,078

Average interest rate	7.49%	7.68%	8.03%	7.59%	8.29%	8.81%	7.79%

	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands of dollars)
Derivatives Matched Against Assets:
Interest Rate Swaps
Pay variable rate swaps (USD)	$2,000	—	—	—	—	—	$2,000	$(15)
Weighted average pay rate	3.79%	—	—	—	—	—	3.79%
Weighted average receive rate	1.84%	—	—	—	—	—	1.84%
Pay fixed rate swaps (EUR)	—	$5,130	$4,439	—	—	—	$9,569	$(177)
Weighted average pay rate	—	5.06%	5.35%	—	—	—	5.19%
Weighted average receive rate	—	3.45%	3.39%	—	—	—	3.42%

Totals	$2,000	$5,130	$4,439				$11,569	$(192)

Rate-Sensitive Liabilities:
Variable rate borrowings under warehouse facilities (USD)	$218,620	—	—	—	—	—	$218,620	$218,620
Average interest rate	3.58%	—	—	—	—	—	3.58%

Variable rate borrowings under warehouse facilities (AUD)	$8,022	—	—	—	—	—	$8,022	$8,022
Average interest rate	6.35%	—	—	—	—	—	6.35%

Variable rate borrowings under warehouse facilities (GBP)	$20,671	—	—	—	—	—	$20,671	$20,671
Average interest rate	6.18%	—	—	—	—	—	6.18%

Variable rate borrowings under warehouse facilities (EUR)	$63,479	—	—	—	—	—	$63,479	$63,479
Average interest rate	4.41%	—	—	—	—	—	4.41%

Variable rate borrowings under warehouse facilities (ZAR)	$4,486	—	—	—	—	—	$4,486	$4,486
Average interest rate	13.51%	—	—	—	—	—	13.51%

Fixed rate discounted receivables (USD)	$124,057	$95,637	$69,463	$40,147	$17,266	$3,447	$350,017	$350,856
Average interest rate	5.95%	5.87%	5.68%	5.24%	4.82%	4.74%	5.95%

Variable rate discounted receivables (USD)	$200,692	$11,197	$6,245	$1,286	$1,931	—	$221,351	$221,351
Average interest rate	2.64%	5.19%	5.19%	5.19%	5.19%	—	2.64%

Senior notes (USD)	—	$155,000	—	—	—	—	$155,000	$151,900
Average interest rate	—	9.88%	—	—	—	—	9.88%

Subtotals	$640,027	$261,834	$75,708	$41,433	$19,197	$3,447	$1,041,646	$1,039,385

	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands of dollars)
Rate-Sensitive Liabilities (continued):
Other debt (USD)	$22,093	$10,296	$32,157	$4,651	$1,844	—	$71,041	$71,006
Average interest rate	6.06%	5.78%	4.84%	3.34%	3.34%	—	6.06%

Other debt (GBP)	$3,952	$3,512	$3,103	$3,005	$2,367	$4,857	$20,796	$19,108
Average interest rate	6.63%	6.60%	6.54%	6.41%	6.77%	6.80%	6.63%

Other debt (EUR)	$12,628	$7,764	$6,012	$4,913	$1,024	—	$32,341	$31,499
Average interest rate	6.79%	6.74%	7.17%	7.22%	6.71%	—	6.79%

Other debt (HKD)	$2,038	—	—	—	—	—	$2,038	$2,038
Average interest rate	3.69%	—	—	—	—	—	3.69%

Other debt (AUD)	$862	$847	$816	$691	$388	—	$3,604	$3,340
Average interest rate	6.43%	6.43%	6.43%	6.43%	6.43%	—	6.43%

Convertible sub notes (USD)	—	$13,750	—	—	—	$25,000	$38,750	$49,160
Average interest rate	—	9.12%	—	—	—	7.50%	9.13%

Totals	$681,600	$298,003	$117,796	$54,693	$24,820	$33,304	$1,210,216	$1,215,536

Average interest rate	4.15%	8.11%	5.53%	5.33%	5.03%	7.11%	5.51%

Derivatives Matched Against Liabilities:
Interest Rate Swaps
Pay fixed rate swaps (USD)	$67,000	—	$6,000	—	—	—	$73,000	$(480)
Weighted average pay rate	4.20%	—	5.84%	—	—	—	4.33%
Weighted average receive rate	4.01%	—	2.34%	—	—	—	3.93%
Pay fixed rate swaps (EUR)	—	$9,914	—	—	—	—	$9,914	$(20)
Weighted average pay rate	—	3.97%	—	—	—	—	3.97%
Weighted average receive rate	—	3.39%	—	—	—	—	3.39%

Totals	$67,000	$9,914	$6,000				$82,914	$(500)

Total rate-sensitive assets increased $73.4 million for fiscal year 2002 from the total at June 30, 2001. This increase is primarily due to higher fixed-rate domestic equipment receivables of $26.7 million and additional medical receivables notes of $26.1 million.

Total rate-sensitive liabilities increased $125.8 million for the fiscal year 2002 from the total at June 30, 2001. This increase was primarily due to the completion of two equipment securitizations during the current fiscal year. In addition, we issued $25.0 million in Convertible Subordinated Notes during the current year and increased our international borrowings classified as other debt.

Current and prior year derivative positions represent the hedging of anticipated equipment securitizations and interest rate swaps and caps to convert floating rate borrowings to fixed rates in order to minimize the interest rate mismatch to fixed rate assets. Changes in the overall derivative positions held at June 30, 2002 and 2001 reflect the changes in the Company’s exposures in its financial contracts.

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at June 30, 2002. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Argentine Pesos (ARS), South African Rand (ZAR), and Hong Kong dollars (HKD), as indicated in parentheses. The table excludes investments in direct financing leases totaling $171.1 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses. See Item 8, Note 27 for a description of the methods used to determine fair value.

	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands of dollars)
Foreign Currency Sensitive Assets:
Fixed rate receivables in installments (SGD)	$1,279	$1,039	$915	$489	$296	—	$4,018	$4,179
Average interest rate	8.82%	8.82%	8.82%	7.28%	7.36%	—	8.82%

Fixed rate receivables in installments (JPY)	$3,199	$2,853	$2,072	$824	$365	—	$9,313	$8,901
Average interest rate	6.48%	6.48%	6.48%	6.45%	6.36%	—	6.48%

Fixed rate receivables in installments (AUD)	$93	$70	$125	—	—	—	$288	$285
Average interest rate	8.89%	8.77%	8.80%	—	—	—	8.89%

Fixed rate receivables in installments (GBP)	$678	$692	$735	$800	$784	$188	$3,877	$3,766
Average interest rate	8.57%	8.57%	8.51%	8.51%	8.51%	8.83%	8.57%

Fixed rate receivables in installments (EUR)	$11,050	$10,442	$9,479	$7,643	$4,142	$2,214	$44,970	$44,331
Average interest rate	8.70%	8.72%	8.73%	8.73%	8.98%	9.54%	8.70%

Fixed rate receivables in installments (ARS)	$3,750	$1,369	$950	$540	$312	$67	$6,988	$7,080
Average interest rate	12.70%	11.16%	11.25%	9.67%	9.99%	8.25%	12.70%

Floating rate receivables in installments (ARS)	$2,890	$1,372	$834	$592	$231	—	$5,919	$5,919
Average interest rate	4.35%	4.29%	4.35%	4.72%	5.51%	—	4.35%

Totals	$22,939	$17,837	$15,110	$10,888	$6,130	$2,469	$75,373	$74,461

Average interest rate	8.50%	8.21%	8.33%	8.30%	8.61%	9.45%	8.46%

	Expected Maturity Date—Year Ended June 30,					There- after	Total	Fair Value
	2003	2004	2005	2006	2007
	(in thousands of dollars)
Foreign Currency Sensitive Liabilities:
Variable rate borrowings under warehouse facilities (AUD)	$8,022	—	—	—	—	—	$8,022	$8,022
Average interest rate	6.35%	—	—	—	—	—	6.35%

Variable rate borrowings under warehouse facilities (GBP)	$20,671	—	—	—	—	—	$20,671	$20,671
Average interest rate	6.18%	—	—	—	—	—	6.18%

Variable rate borrowings under warehouse facilities (EUR)	$63,479	—	—	—	—	—	$63,479	$63,479
Average interest rate	4.41%	—	—	—	—	—	4.41%

Variable rate borrowings under warehouse facilities (ZAR)	$4,486	—	—	—	—	—	$4,486	$4,486
Average interest rate	13.51%	—	—	—	—	—	13.51%

Other debt (GBP)	$3,952	$3,512	$3,103	$3,005	$2,367	$4,857	$20,796	$19,108
Average interest rate	6.63%	6.60%	6.54%	6.41%	6.77%	6.80%	6.63%

Other debt (EUR)	$12,628	$7,764	$6,012	$4,913	$1,024	—	$32,341	$31,499
Average interest rate	6.79%	6.74%	7.17%	7.22%	6.71%	—	6.79%

Other debt (HKD)	$2,038	—	—	—	—	—	$2,038	$2,038
Average interest rate	3.69%	—	—	—	—	—	3.69%

Other debt (AUD)	$862	$847	$816	$691	$388	—	$3,604	$3,340
Average interest rate	6.43%	6.43%	6.43%	6.43%	6.43%	—	6.43%

Totals	$116,138	$12,123	$9,931	$8,609	$3,779	$4,857	$155,437	$152,643

Average interest rate	5.55%	6.68%	6.91%	6.87%	6.72%	6.80%	5.84%

Derivatives Matched Against Liabilities:
Foreign Exchange Agreements

Receive USD/Pay EUR	—	—	—	$14,130	$3,946	—	$18,076	$553
Avg. contractual exchange rate	—	—	—	0.9420	0.9220	—	0.9376

Receive USD/Pay SGD	$4,772	—	—	—	—	—	$4,772	—
Avg. contractual exchange rate	1.7610	—	—	—	—	—	1.7610	—

Receive USD/Pay JPY	$6,892	—	—	—	—	—	$6,892	—
Avg. contractual exchange rate	119.50	—	—	—	—	—	119.50	—

Receive USD/Pay AUS	$1,914	—	—	—	—	—	$1,914	—
Avg. contractual exchange rate	0.5612	—	—	—	—	—	0.5612	—

Totals	$13,578			$14,130	$3,946		$31,654	$553

Total foreign currency sensitive assets increased $32.4 million for the fiscal year 2002 from the total at June 30, 2001 due primarily to increases in fixed rate receivables denominated in Euro, as well as our Argentina operation’s adoption of the Peso as its functional currency during the current year. This increase does not take into account the losses on the redenomination of Argentine contracts.

The derivative positions held at June 30, 2002 and 2001 are forward sales of currencies to hedge foreign currency denominated assets and liabilities funded on a short-term basis with U.S. dollars.

In 2002, the government of Argentina redenominated certain U.S. Dollar contract receivables under its jurisdiction into Argentine Pesos, and in doing so, rendered related natural hedge positions useless. The possibility exists that other countries could enact similar legislation in the future which would expose otherwise mitigated foreign currency risks.

On July 1, 2000, we adopted SFAS No. 133. The recognition of the fair value of all freestanding derivative instruments resulted in recording liabilities in the amount of $260,000. The transition adjustment for derivatives in cash flow hedges was to record a liability of $380,000 and was recognized as a cumulative-effect-type adjustment in accumulated other comprehensive loss (a component of shareholders’ equity). The transition adjustment for derivatives in fair value hedges was to record an asset of $56,000 and was recognized as a cumulative-effect-type adjustment to net income. This adjustment was offset by the adjustment of the carrying value of the hedged assets. The transition adjustment for derivatives in hedges of net investments in foreign operations was to record a liability of $88,000 and was recognized as a cumulative-effect-type adjustment in cumulative translation adjustments.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries are filed on the pages listed below, as part of Part II, Item 8.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page Number
Independent Auditors’ Report	45

Consolidated Balance Sheets as of June 30, 2002 and 2001	46-47

Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000	48

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2002, 2001 and 2000	49

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000	50-51

Notes to Consolidated Financial Statements	52-93

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
DVI, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DVI, Inc. and its subsidiaries (the “Company”) as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DVI, Inc. and its subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Princeton, New Jersey
October 11, 2002

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2002	June 30, 2001
	(in thousands of dollars except share data)
Assets
Cash and cash equivalents	$11,400	$11,013
Restricted cash and cash equivalents	98,220	101,888
Accounts receivable	58,051	43,032
Investments	17,461	24,193
Contract receivables:
Investment in direct financing leases, notes and medical receivables:
Receivables in installments	1,158,545	1,006,464
Receivables and notes—related parties, net	29,321	27,836
Net notes collateralized by medical receivables	275,463	250,260
Residual valuation	22,547	22,659
Unearned income	(133,175)	(119,160)

Net investment in direct financing leases, notes and medical receivables	1,352,701	1,188,059
Less: Allowance for losses on receivables	(25,628)	(15,933)

Net contract receivables	1,327,073	1,172,126
Retained interests in securitizations	47,831	51,006
Servicing rights	15,296	8,792
Repossessed assets	18,112	13,185
Building and equipment on operating leases (net of accumulated depreciation of $6,096 and $3,749, respectively)	11,965	9,913
Fixed assets (net of accumulated depreciation of $6,600 and $6,930, respectively)	10,057	5,588
Goodwill (net of accumulated amortization of $4,227 and $4,223, respectively)	28,160	8,854
Other assets	28,419	28,101

Total assets	$1,672,045	$1,477,691

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

	June 30, 2002	June 30, 2001
	(in thousands of dollars except share data)
Liabilities and Shareholders’ Equity
Accounts and equipment payables	$88,442	$81,821
Accrued expenses and other liabilities	84,765	31,479
Borrowings under warehouse facilities	315,278	340,195
Long-term debt:
Discounted receivables (primarily limited recourse)	571,368	490,371
9 7/8% Senior notes due 2004	155,000	155,000
Other debt	129,820	85,134
Convertible subordinated notes	38,750	13,750

Total long-term debt	894,938	744,255

Deferred income taxes	55,567	50,390

Total liabilities	1,438,990	1,248,140
Commitments and contingencies
Minority interest in consolidated subsidiaries	3,410	7,326
Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares; outstanding 14,690,457 and 14,337,104 shares, respectively	73	72
Additional capital	143,077	136,795
Retained earnings	96,844	100,932
Accumulated other comprehensive loss	(10,349)	(15,574)

Total shareholders’ equity	229,645	222,225

Total liabilities and shareholders’ equity	$1,672,045	$1,477,691

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars except share data)
Finance and other income:
Amortization of finance income (includes income from related parties of $1,275, $1,611 and $334, respectively)	$108,994	$119,261	$107,116
Corvis deferred loan fees	—	9,200	5,800
Other income	30,732	12,116	32,687

Total finance and other income	139,726	140,577	145,603
Interest expense	85,659	94,666	78,943

Net interest and other income	54,067	45,911	66,660
Provision for losses on receivables	21,703	8,739	9,477
Loss on Argentine contract redenomination	12,042	—	—
Loss on impairment of repossessed assets	5,545	934	2,231

Net interest and other income after provision for losses	14,777	36,238	54,952

Net gain on sale of financing transactions	54,247	37,070	25,728
Gain on revaluation of Corvis warrants	—	2,012	—
Loss on investment impairment	17,659	—	—

Net operating income	51,365	75,320	80,680
Selling, general and administrative expenses	57,759	42,257	38,702

Earnings (loss) before minority interest, equity in net gain of investees, and provision for income taxes	(6,394)	33,063	41,978
Minority interest in net loss of consolidated subsidiaries	3,644	395	67
Equity in net gain of investees	1	69	—
Provision for income taxes	(1,339)	(15,092)	(18,603)

Net earnings (loss)	$(4,088)	$18,435	$23,442

Net earnings (loss) per share:
Basic	$(0.28)	$1.29	$1.65

Diluted	$(0.28)	$1.22	$1.54

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock $.005 Par Value		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
	(in thousands of dollars except share data)
Balances at June 30, 1999	14,168,608	$71	$134,610	$59,055	$(2,089)	$191,647
Net earnings				23,442		23,442
Unrealized loss on available-for-sale securities (net of deferred taxes of $70)					(105)	(105)
Currency translation adjustment					(357)	(357)

Comprehensive income						22,980
Issuance of common stock upon exercise of stock options and warrants	54,366		690			690
Non-employee stock option/warrant grants			46			46

Balances at June 30, 2000	14,222,974	71	135,346	82,497	(2,551)	215,363
Net earnings				18,435		18,435
Unrealized loss on available-for-sale securities (net of deferred taxes of $4,891)					(9,071)	(9,071)
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $760)					(1,136)	(1,136)
Currency translation adjustment					(2,816)	(2,816)

Comprehensive income						5,412
Issuance of common stock upon exercise of stock options and warrants	99,980	1	1,230			1,231
Non-employee stock option/warrant grants			69			69
Conversion of subordinated notes	14,150		150			150

Balances at June 30, 2001	14,337,104	72	136,795	100,932	(15,574)	222,225
Net loss				(4,088)		(4,088)
Realized impairment loss on available-for-sale securities (net of deferred taxes of $4,961)					9,176	9,176
Unrealized loss on available-for-sale securities (net of deferred taxes of $153)					(282)	(282)
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $2,150)					(3,215)	(3,215)
Currency translation adjustment					(454)	(454)

Comprehensive income						1,137
Issuance of common stock upon exercise of exchange rights	143,365		2,421			2,421
Issuance of common stock upon exercise of stock options	209,988	1	3,016			3,017
Non-employee stock option/warrant grants			845			845

Balances at June 30, 2002	14,690,457	$73	$143,077	$96,844	$(10,349)	$229,645

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars)
Cash flows from operating activities:
Net earnings (loss)	$(4,088)	$18,435	$23,442

Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	31,289	27,556	20,878
Provision for losses on receivables	21,703	8,739	9,477
Realized impairment of investments	17,659	—	—
Net gain on sale of financing transactions	(54,247)	(37,070)	(25,728)
Unrealized gain on investments	—	(1,892)	(211)
Other, net	(3,302)	(106)	97
Receivables originated or purchased	(1,046,592)	(834,002)	(740,946)
Portfolio receipts net of amounts included in income and proceeds from sale of financing transactions	980,326	738,839	657,913
Net decrease (increase) in notes collateralized by medical receivables	(25,203)	2,714	(65,647)
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	3,668	(28,197)	(36,947)
Accounts receivable	(18,553)	2,786	(6,950)
Other assets	(26,845)	(9,133)	(27,034)
Increases (decreases) in:
Accounts payable	(3,440)	3,452	4,720
Accrued expenses and other liabilities	(832)	4,832	(446)
Deferred income taxes	2,519	5,627	13,788

Total adjustments	(121,850)	(115,855)	(197,036)

Net cash used in operating activities	(125,938)	(97,420)	(173,594)

Cash flows from investing activities:
Acquisition of businesses (net of cash received)	(394)	(477)	(3,280)
Investment in common and preferred stock of investees	(320)	(320)	(705)
Cash received from sale of investments	5,541	544	—
Building and equipment on operating lease	(3,569)	—	—
Fixed asset additions	(5,955)	(2,737)	(1,312)

Net cash used in investing activities	(4,697)	(2,990)	(5,297)

Cash flows from financing activities:
Exercise of stock options and warrants	3,017	1,231	690
Borrowings under warehouse facilities, net of repayments	(24,917)	33,585	16,279
Borrowings under long-term debt	346,879	221,960	338,873
Repayments on long-term debt	(194,196)	(151,382)	(176,059)

Net cash provided by financing activities	130,783	105,394	179,783

Effect of exchange rate changes on cash and cash equivalents	239	(324)	(234)

Net increase in cash and cash equivalents	387	4,660	658
Cash and cash equivalents, beginning of year	11,013	6,353	5,695

Cash and cash equivalents, end of year	$11,400	$11,013	$6,353

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (concluded)

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars)
Cash paid (received) during the year for:
Interest	$70,819	$85,978	$70,717

Income taxes, net of refunds	$1,037	$5,850	$1,565

Supplemental disclosures of noncash transactions:

For fiscal year 2002, the exercise of exchange rights in lieu of interest and principal payments on a long-term note totaled $2.4 million (see Note 15).

Increases in repossessed assets for the years ended June 30, 2002, 2001 and 2000 amounted to $10.2 million, $1.1 million and $17.3 million.

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

Credit Risk—A customer’s failure to repay amounts borrowed is a risk faced by all finance companies. Many of our customers are outpatient healthcare providers that have complex credit characteristics, and to provide financing for these customers involves sophisticated credit analysis. By the terms of the underlying financing contracts, our customers are generally considered late if payment on a contract has not been received. Equipment under direct financing leases and notes, combined with obligor guarantees and vendor recourse, serve as collateral for unpaid contract payments. Receivables under medical receivables financing transactions serve as collateral for unpaid contract payments.

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

Investments in Foreign and Initial Operations—In an effort to mitigate the impact of regulation and consolidation within the United States, we have operations internationally and have made investments in certain emerging markets. We have operations in Latin America, the United Kingdom, Spain, Germany, Italy, The Netherlands, Turkey, Australia and South Africa. We have joint ventures based in Singapore and Japan to serve the medical equipment market in the Far East region.

The success and ultimate recovery of these investments is dependent upon many factors including foreign regulation, customs, currency exchange, the achievement of management’s planned projections for these markets, and our ability to manage these operations.

Note 2.    Summary of Significant Accounting Policies

Consolidation Policy—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Factors that are considered in determining consolidation of an entity include the capability to exercise significant influence or control through the Company’s majority voting share ownership, board representation or management interaction, the relative percentage of “at-risk” capital, and the nature and substance of the relationship with the entity. Consolidation would not be considered appropriate if it is determined that the Company’s control of an entity is only temporary due to legal reorganization, bankruptcy, or if the control is supported by a comprehensive and well-documented plan to sell or spin-off the entity within one year. Intercompany accounts and transactions have been eliminated.

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation Adjustments—All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are reported within accumulated other comprehensive loss (a component of shareholders’ equity). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations, except for certain gains and losses, which, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, are recorded in accumulated other comprehensive loss.

Cash and Cash Equivalents—Cash and cash equivalents include highly liquid securities with original maturities of 90 days or less.

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents consist of cash and money market mutual funds that are pledged as collateral for securitizations and certain limited recourse borrowings.

Accounts Receivable—Accounts receivable includes advances to our serviced receivables portfolio, interest receivable on principal notes, certain notes receivable, advances to be recovered through litigation and floating lease accrued interest receivable.

Investments—Our investments are recorded in accordance with the guidance provided by SFAS No. 115 and Accounting Principles Board (“APB”) Opinion No. 18. Marketable equity securities that have readily determinable fair values from market quotations of nationally traded exchanges are classified in accordance with SFAS No. 115 under the following categories:

•	Trading securities: reported at their estimated fair market value, based on specific identification, with unrealized gains and losses included in earnings.

•
Available-for-sale securities:    reported at their estimated fair market value, based on specific identification, with unrealized gains and losses excluded from earnings and reported within accumulated other comprehensive loss (a component of shareholders’ equity), net of deferred taxes.

Minority ownership equity securities that are not publicly traded, and therefore have no readily determinable fair value from market quotations, are recorded under the “cost method” guidance of APB 18. The carrying value of these investments are periodically reviewed for impairment and recoverability, with writedowns recognized in the period that impairment is determined. We perform internally generated cash flow analyses and other valuation techniques in order to substantiate that an investment has a fair value in excess of our preferred status for claims in liquidation.

The “equity method” provisions of APB 18 is used for 20%- to 50%-owned entities or for investments in less than 20%-owned entities in which we have the ability to exercise significant influence over the operating and financial policies of the investee.

Under the provisions of SFAS No. 115, all debt securities are classified as held-to-maturity and are stated at cost.

Investment in Direct Financing Leases and Notes—At contract commencement, we record the gross contract receivable, initial direct costs, estimated residual value of the financed equipment, if any, and unearned income of fixed payment contracts. The principal portion and initial direct costs of variable rate contracts are recorded at commencement, and interest is calculated and accrued monthly on the scheduled remaining principal balance. At June 30, 2002 and 2001, receivables in installments of $1.2 billion and $1.0 billion includes $31.9 million and $44.2 million in unsecured notes, respectively. At June 30, 2002 and 2001, unamortized initial direct costs amounted to $15.2 million and $13.8 million, respectively. In accordance with SFAS No. 91, initial direct costs are deferred and amortized over the life of the contract using the interest method, which reflects a constant effective yield.

Securitization, Credit Enhancements and Net Gain on Sale of Financing Transactions—The most important sources of permanent funding for our contracts have been securitization and other forms of structured finance. Securitization is a process in which a pool of contracts is transferred to a special-purpose financing entity that issues notes to investors. The notes are secured by a pledge of the assets or other collateral in the contract pool. Principal and interest on these notes are paid from the cash flows produced by the contract pool. In the securitizations we sponsor, equipment contracts funded through securitizations must be credit enhanced to receive an investment grade credit rating.

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

For accounting purposes, our securitizations are treated as either financings (on-balance sheet transactions) or sales (off-balance sheet transactions). In an on-balance sheet transaction, the contracts being securitized remain on our balance sheet as an asset for their originally contracted term and the proceeds raised are accounted for as long-term debt (discounted receivables) in which no gain or loss is recognized. In a transfer classified as a sale, we remove the contracts from our balance sheet and recognize a gain or loss on the sale of these contracts. The previously recorded amounts are allocated between the assets sold and any retained interests, in this case credit enhancements and servicing rights, based on the relative fair values on the date of transfer. Quoted market prices are generally not available for the retained interests that we record. We estimate fair value based on the present value of expected cash flows using management’s best estimate of the key assumptions, which are credit losses and discount rates, commensurate with the risks involved. We believe that such assumptions are consistent with those that would be used by other market participants in determining fair value. Credit enhancements and servicing rights are reviewed quarterly for impairment by analyzing the current adequacy of the key assumptions and by reassessing the anticipated cash flows resulting from the retained interests.

Subsequent to a sale, we retain a limited remaining interest in the contracts and underlying equipment. The retained interest serves as credit enhancement for the securitization and can be allocated to the extent needed to cover any shortfalls in payments to the investors. Apart from this pledge of the retained interest, we have no obligation to indemnify the investors in the event of a default by any obligor, except when the sale agreement provides for limited recourse in which we guarantee reimbursement under the agreement up to a specific maximum. Consequently, in case of default by an obligor, the investors would exercise their rights to the retained interest, with only limited or no further recourse against us.

In February 1998 and December 2001, we guaranteed payment of principal and interest on the most subordinated class of notes in two health care receivables securitizations. These securitizations were treated as financings and were originated by DVI Business Credit (“DVIBC”). In the latter transaction, we also issued a performance guarantee relating to certain obligations of DVIBC under the Contribution and Servicing Agreement and under other transaction documents. The performance guarantee is provided to ensure that DVIBC meets its obligations under the contribution and servicing agreement. It expressly disclaims any credit recourse to us for losses arising from financial inability of a health care provider or health care insurance payor to make payments on the receivables.

In accordance with SFAS No. 140, we record an asset and a liability on our balance sheet to reflect all securitized contracts that are eligible for repurchase by us in accordance with the Removal-of-Accounts Provisions (ROAPs) of the securitization.

Net Notes Collateralized by Medical Receivables—Notes collateralized by medical receivables consist of notes receivable advanced under lines of credit representing working capital loans and other contracts made to entities in the healthcare industry.

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

Receivables Impairment—Impaired receivables are measured based on the present value of the expected cash flows discounted at the receivables’ effective interest rate or the fair value of the collateral. A receivable is considered impaired when it becomes greater than 90 days delinquent and has a net balance over $100,000, or it is probable that we will be unable to collect all amounts due according to the contract terms.

Allowance for Losses on Receivables—The allowance for losses on receivables (the “allowance”) is available to absorb credit losses for impaired receivables in our on-balance sheet portfolio. Each quarter we compile information on the performance of our portfolio to assess the adequacy of the allowance under the guidance provided by SFAS No. 114 and SFAS No. 5. Our aggregate allowance is comprised of an estimated amount for each of the following:

•	Large-balance non-homogeneous loans,
•	Small-balance homogeneous loan groups and
•	Specific unallocated allowance.

We begin our review with an identification of all loans for which specific impairment evaluation is deemed necessary. Based on this review, we perform detailed analyses for specific obligors that are greater than 90 days delinquent and owe at least $100,000 (“impaired loans”) to evaluate discrete factors adversely affecting their ability to comply with the terms of their agreements. Our specific loan analyses begin with a review of the fair value of the underlying collateral and the financial strength of the guarantors. We then consider other factors, which include, but are not limited to: our contractual options to enforce management changes, the financial condition and economic outlook of each obligor, the observable market price of the underlying receivables and the projected discounted future cash flows of the obligor. This information is then evaluated in the context of general economic and political conditions in order to form conclusions as to the need for a specific allowance for each receivable included in our review. Based on the results of those analyses, we make provisions for probable losses at the end of each fiscal quarter for each identified impaired receivable when necessary. There is significant uncertainty inherent in these assessments, making it possible that they could change in the near term.

Our portfolio of homogeneous small balance contracts totaled $108.8 million and $81.6 million at June 30, 2002 and 2001, respectively. This portfolio has an average contract size of $36,000. We record a loss provision for all contracts upon 180 days delinquent. Those contracts are charged off if there is no prospect of recovery arising from payment or settlement plans, or legal recourse. Those contracts that are less than 180 days delinquent are included in our calculation of an unallocated allowance.

We provide a specific unallocated loss allowance for all of those contracts that do not fall into the 1) non-homogeneous large balance contract or 2) homogeneous small balance contract categories. The portion of our portfolio subject to the unallocated loss allowance calculation is aggregated into specific delinquency categories, which are assigned a loss factor based on our historical charge off experience. The specific unallocated loss allowance is then calculated by applying the loss factor for each delinquency category to the outstanding balance of the respective delinquency categories.

The liability related to the potential repurchase of off-balance sheet non-performing receivables is determined by multiplying the net present value of the contracts sold by 0.40%, which is based on historical loss experience. This percentage used in the loss assumption calculation is assessed on an ongoing basis.

When contracts are removed from an off-balance sheet securitization, we determine what portion, if any, of our loss allowance liability established at the time of securitization should be assigned to that contract. The balance of a contract removed from an off-balance sheet securitization is transferred to our on-balance sheet portfolio. The contract is reviewed using the same procedure described above for specific loan evaluation. If an allowance is deemed necessary, any amount assigned to it from the loss allowance liability is then reclassified to our allowance for losses on receivables.

We generally place receivables contracts on non-accrual status (at which time we suspend the recognition of income and the amortization expense of initial direct costs) when they become seriously delinquent (180 days past due). At that time, we consider the range of remedies available to mitigate a potential loss. Remedies include the pursuit of underlying collateral and guarantors (including recourse to dealers and manufacturers), draws on letters of credit, and protecting our investment by enacting management changes. Receivables contracts are charged off when all reasonable remedies have been pursued and there is no potential recovery of the balance. Cash received while a contract is on non-accrual status is applied as a reduction of the principal balance due.

Building and Equipment on Operating Leases—Leases that do not meet the criteria for direct financing leases are accounted for as operating leases. Equipment on operating leases is recorded at cost and depreciated straight-line over its estimated useful life. The residual values for operating leases are excluded from the leased equipment’s net depreciable basis. We evaluate the residual’s carrying value for potential impairment each quarter and record any required changes in valuation. Rental income is recorded monthly on a straight-line basis. Initial direct costs associated with operating leases are deferred and amortized straight-line over the lease term. During the fiscal year ended June 30, 2002, we reduced the residual value of nine leases totaling approximately $97,000. There were no writedowns in residual valuation during the years ended June 30, 2001 and 2000.

Repossessed Assets—Repossessed assets result from taking possession of collateral under defaulted contracts through foreclosure or other proceedings. They are recorded at the lower of their historical cost or estimated realizable value. Realizable value is the asset’s fair market value less the costs associated with the maintenance and eventual disposal of the equipment. Any difference between this realizable value and the equipment’s historical cost is recorded in current period operating results at the time of repossession. The assets are reviewed periodically and adjusted for adverse changes to their realizable value.

Furniture and Fixtures—Furniture and fixtures are stated at cost less accumulated depreciation and are depreciated using the straight-line method over their estimated useful lives (generally five years).

Goodwill—Goodwill is calculated at the time of an acquisition as the difference between the fair value of consideration tendered as compared to the aggregate fair values of the acquired reporting unit’s individual assets and liabilities. Upon our adoption of SFAS No. 142 on July 1, 2001, we no longer amortize goodwill, but rather evaluate the recoverability of our goodwill separately for each applicable business reporting unit annually At a minimum, we test for impairment in recorded goodwill on an annual basis. Further, we test for impairment on goodwill related to a particular reporting unit whenever facts, circumstances or events suggest that that goodwill amount may be impaired. To test for impairment, we compare the fair value of each discrete reporting unit supporting a goodwill amount to its respective carrying value including the related goodwill. Fair value is determined using a discounted earnings projection with a discount rate approximating our weighted average cost of capital. Impairment, if any, is determined by the excess of book value over fair value as calculated on a unit-by-unit basis.

Servicing Rights—For those securitizations that are treated as sales, we retain the obligation to service the individual contracts although they are removed from our balance sheet at the time of sale. We are compensated for these services under contractual terms, which include our receipt of a servicing fee, late charges, and ancillary revenue that we believe would more than adequately compensate a substitute servicer. We recognize as a servicing asset the excess of that compensation received over amounts that would otherwise be paid to an independent third party to perform this specific type of servicing. Servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Servicing rights are assessed quarterly for impairment based on estimated fair value.

Debt Issuance Costs—Debt issuance costs related to our warehouse facilities, securitizations, senior notes, Convertible Subordinated notes and other debt are deferred and included in other assets. These costs are amortized over the lives of the notes using the interest or straight-line methods, as applicable.

Income Classifications—We classify income under the categories of:

•	Amortization of finance income, which primarily consists of:

•	Income on fixed payment equipment transactions,
•	Income on variable rate equipment transactions and
•	Income on notes collateralized by medical receivables.

The interest component of scheduled payments on notes and direct financing lease fixed-payment transactions is calculated using the interest method in order to approximate a level rate of return on the net investment. The interest component of notes and direct financing lease variable rate transactions is calculated and accrued monthly on the remaining current principal balance. The interest component on medical receivables is calculated and accrued monthly on the average balance outstanding during the period.

•	“Corvis deferred loan fees”, which are treated as an adjustment of yield in accordance with SFAS No. 91;

•
“Other income”, which is accrued when earned and consists primarily of medical receivables fees, late fees, net service fee income, contract fees and penalties, income realized from customer warrants not related to current lending activities, and consulting and advisory fees. Revenue from medical receivables fees, net service fee income, and contract fees and penalties are recorded when earned and determined to be realizable according to signed contractual terms. Revenue from late fees are recorded when the cash is received. Revenue from investment advisory services is recorded when the services are rendered, when the fair value of our interest can be reasonably established and when collection is estimated to be short-term (within 90 days). See Note 18 for a summary of other income; and

•	“Net gain on sale of financing transactions”, in which gains are recognized when we permanently fund transactions through off-balance sheet securitizations or other contract sales.

Taxes on Income—Deferred taxes on income result from temporary differences between the reporting of income for financial statement and tax reporting purposes. Such differences arise principally from recording gains on sales of financing transactions, provision for losses on receivables, valuation allowances and lease transactions in which the operating lease method of accounting is used for tax purposes and the financing lease method is used for financial statement purposes. Under the operating lease method, leased equipment is recorded at cost and depreciated over the useful life of the equipment, and lease payments are recorded as revenue when earned.

Stock Options—We apply Accounting Principles Board Opinion No. 25 and related interpretations for accounting for our stock option plans. Accordingly, we record no compensation expense for the granting of stock options to our employees and directors. The fair value of stock options granted to consultants, however, is recorded as an expense over the service or vesting period. See Note 24 for a summary of the activity under our stock option plans.

Hedging Instruments—We use various interest rate contracts such as forward rate agreements and interest rate swaps to manage our interest rate risk from our floating rate liabilities and anticipated securitization and sale transactions. No contracts are held for trading purposes. All derivatives are recorded on the balance sheet at fair value and are marked to fair value on a quarterly basis. The change in the fair value of a derivative that does not qualify for hedge accounting is recognized through earnings. The change in the fair value of a derivative that does qualify for hedge accounting is recognized according to the type of hedge:

Fair value hedge—the change in the fair value of the derivative is recognized through the income statement along with the fair value adjustment to the underlying hedged asset or liability.

Cash flow hedge—the change in the fair value of the derivative is recognized as an adjustment to accumulated other comprehensive loss (a component of shareholders’ equity).

Net investment in foreign operations hedge—the change in the fair value of the derivative is included in the cumulative translation adjustment.

Before entering into a derivative transaction for hedging purposes, we determine that a high correlation exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High correlation means that the change in the value of the derivative will be highly effective and opposite to the change in the value of the hedged asset or liability. We monitor this effectiveness throughout the hedged period. If a high degree of correlation is not maintained, the hedge becomes ineffective, and gains and losses in the value of the derivative are recognized in income. We manage the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

Reclassifications—Certain amounts as previously reported have been reclassified to conform to the year ended June 30, 2002 presentation.

Note 3.    Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

In September 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities.

We will adopt these standards in fiscal year 2003 and do not expect their provisions to have a material impact on our financial position or results of operations.

Note 4.    Impact from Argentina’s Political and Economic Crisis

During the fiscal year ended June 30, 2002, our operations in Argentina were significantly affected by political and economic developments in that country. During the quarter ended March 31, 2002, an Argentine governmental decree was adopted that required repayment of U.S. dollar-denominated obligations in Argentine Pesos, at a one-for-one conversion rate. During the same period, the market value of the Peso declined to a level substantially below one-for-one.

To reflect the effects of this currency redenomination and the credit impact of the deterioration in the Argentine economy, our Argentine subsidiaries recorded a loss of $12.0 million on contract redenomination and recorded an additional credit loss provision of $1.7 million in the allowance for losses on receivables. At the same time, we recorded ancillary charges of $1.0 million for inventory impairment and related costs. After adjustments to reflect the minority interests held by third parties in our Argentine joint venture subsidiary, the pre-tax impact to DVI of these charges was $11.3 million. After giving effect to a tax benefit derived from a corporate reorganization of the holding company of our Latin America joint venture subsidiary, the impact on our net earnings was a loss of $5.8 million.

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

Conversely, the impact of any future fluctuations in the market value of our U.S. dollar-denominated liabilities not considered part of our net investment in the Argentine operations will be recorded in income.

Following our adoption of the Peso as the functional currency for our Argentine operations, further devaluation of the Peso led to a reduction of assets and liabilities, including a reduction of the total allowance for losses on Argentine contracts, to $0.9 million by year end. We recorded a corresponding charge to the shareholders’ equity of our Argentine subsidiaries of $4.9 million. After adjustments to reflect the minority interests held by third parties in our Argentine joint venture subsidiary, the reduction in our shareholders’ equity resulting from this charge was $4.0 million.

The Argentine losses have caused our Latin American joint venture subsidiary to fail to meet certain financial covenants with the primary credit facility that is used to fund the Argentine operations. In order to maintain compliance under the credit agreement, effective June 1, 2002, we converted $15.0 million of existing intercompany debt to non-voting preferred stock.

Note 5.    Accounts Receivable

The following represents a summary of the major components of accounts receivable:

	Year Ended June 30,
	2002	2001
	(in thousands of dollars)
Servicer advances/refunds	$18,229	$13,285
Interest receivable	9,658	9,697
Receivable from sale of stock (1)	4,914	—
Receivable from securitized pools	4,072	2,584
Respiratory services (2)	3,119	—
Amounts due from purchased portfolio	3,562	—
Receivable from loan payoffs	2,953	—
Portfolio advances	2,903	3,266
Fees receivable	2,800	—
Dividends receivable	1,500	1,503
Loan proceeds receivable	—	9,000
Miscellaneous	4,341	3,697

Total accounts receivable	$58,051	$43,032

(1)	Related to the sale of DVI Ohio
(2)	Related to the consolidation of Valley Health Group, Inc.

Note 6.    Servicer Advances

We are not required to make servicer advances in any of our securitization transactions. The operating subsidiary of the Company that is appointed as initial servicer is obligated to make servicer advances only for delinquent contracts where the servicer, in good faith, believes that the advance would be recoverable from cash flow for the entire transaction on subsequent payment dates. Servicer advances in each securitization transaction are to be reimbursed from all collections on the securitized assets, including contract payments, proceeds of disposition of any contract and related property and insurance proceeds. Servicer advances are to be reimbursed on each periodic payment date and typically are to be paid after payment of servicing fees and, in some cases, the trustee fee. The cost of funds related to servicer advances is integrated into assumptions used to value the servicing asset. For those securitizations that are treated as sales, the amount of servicer advances recorded as of June 30, 2002 and 2001were $18.2 million and $13.3 million, respectively, and are included in accounts receivable.

Note 7.    Investments

The following represents a summary of investments and contract receivables held as of June 30, 2002 and 2001:

	Year Ended June 30, 2002
Equity Security	Description	Date Acquired	Total Investment	Contract Receivables
	(in thousands of dollars)
Available-for-Sale (SFAS No. 115)
Corvis	Common	Jan 2001	$464	$—
Claimsnet	Common	Oct 1998	19	—
OnCure Technologies Corporation	Common	Sep 2001	180	—

Subtotal			$663	$—

Cost method (APB 18)
Medical Resources	Preferred	Feb 2001	$5,657	$8,654
OnCure Technologies Corporation	Preferred	Mar 1999	5,000	7,867
OnCure Technologies Corporation	Option	June 2002	2,634	—
Aegis Bio-Systems, LLC	Units	Sep 2001	1,215	4,071
Exporters Insurance Company	Preferred	2001/2002	640	—
Other	Preferred	Various	1,652	2,345

Subtotal			$16,798	$22,937

Grand Total			$17,461	$22,937

	Year Ended June 30, 2001
Equity Security	Description	Date Acquired	Total Investment	Contract Receivables
Available-for-Sale (SFAS No. 115)
Corvis	Common	Jan 2001	$3,136	$—
Claimsnet	Common	Oct 1998	239	—

Subtotal			$3,375	$—

Cost method (APB 18)
Medical Resources	Preferred	Feb 2001	$5,471	$5,732
OnCure Technologies Corporation	Preferred	Mar 1999	7,500	4,454
Primedex Health Systems	Preferred	Nov 2000	5,542	9,683
Other	Preferred	Various	1,476	3,663

Subtotal			$19,989	$23,532

Equity method (APB 18)
Asia Medic	Common	Sep 1999	$829	$423

Grand Total			$24,193	$23,955

Corvis/Claimsnet

In accordance with authoritative guidance in Staff Accounting Bulletin (SAB) 59, the Company evaluated both Corvis’ and Claimsnet’s near term financial condition, the outlook of their respective industries and our intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in market value. For the quarter ended March

31, 2002, we no longer felt that there was sufficient evidence to support that the decline in share price was only temporary. As a result, we recorded a charge of $16.6 million in our Consolidated Statement of Operations by recognizing the accumulated unrealized loss already recorded in shareholders’ equity. Accordingly, there was no change to the total shareholders’ equity or book value of the Company.

The amount of unrealized loss recorded in accumulated other comprehensive loss (a component of shareholders’ equity) at June 30, 2002 and 2001 was $0.3 million and $9.2 million, respectively.

Non-Monetary Exchanges

From time to time, our contracts with customers are converted into investments in the shares of a company. Upon conversion, we consider whether there has been any impairment by comparing the security’s fair value to our basis in the contract. If the shares of a company are publicly traded, we use the shares’ available market price (as quoted on a securities exchange or quotation system) to assess fair value. In the absence of an available market value, we use valuation techniques (such as the present value of anticipated cash flows) using discount rates commensurate with the risks involved, or we use the fair value of the Company’s assets.

During the year ended June 30, 2001, $5.5 million was reclassified from contract receivables to investments to reflect the value of preferred shares of Primedex stock received for payment of a promissory note.

During the year ended June 30, 2001, $5.5 million was reclassified from contract receivables to investments to reflect the value of common shares of Medical Resources stock received for repayment of a contract.

Aegis Bio-Systems, LLC—During 2002, we acquired 346 units representing a 15% ownership interest in Aegis Bio-Systems (“Aegis”), a company specializing in the sterilization of medical waste, in full satisfaction of a $1.2 million contract obligation owed to us. No gain or loss was recorded on the exchange on the basis of the fair market value of units received supported by recent equity issuances by Aegis BioSystems. This investment is carried as a cost-based investment.

Diversified Therapy Corporation—During 2002, we acquired 1,037,900 shares of common stock representing a 9.2% ownership interest in Diversified Therapy Corporation, a company specializing in diagnostic imaging, as full satisfaction of a $250,000 promissory note and $250,000 of convertible debentures owed to us. No gain or loss was recorded on the exchange based on the fair value of Diversified Therapy Corporation, determined by using their June 30, 2002 financial statements and certain market assumptions. This investment is carried as a cost-based investment.

DVI-Ohio, Inc.—In 2002, we entered into an agreement to sell 100% of the outstanding common shares of a consolidated subsidiary in return for $1.00 and a corporate guarantee on $4.9 million of contract receivables owed to us.

Valley Health Group, Inc. (“Valley”)—During 2001 we assumed a 96% ownership interest in Valley Health Group, Inc., an oxygen supply company, in conjunction with the bankruptcy of a third party to which we had previously provided financing. The third party used our loans to finance various healthcare providers. The third party and many of its obligors, including Valley, experienced financial distress in 1998-2000 and sought protection in bankruptcy. As part of the bankruptcy settlement with the third party, we assumed its rights to the assets of the surviving healthcare providers in exchange for the discharge of its obligation. We assessed the fair value of those rights, including assignment of a value of $14.6 million to Valley based on independent appraisals, and we recorded a loss provision for the difference between the third party’s obligation and the fair value of the rights. At June 30, 2002, we accounted for Valley as a consolidated subsidiary.

OnCure Technologies Corporation (“OnCure”)—During 2002, we exchanged 837,758 shares of OnCure’s common stock with OnCure in return for a $1.00 option to purchase 100% of the outstanding common shares of Corpus Christi Acquisition, LLC, a cancer treatment center located in Corpus Christi, TX, which is currently owned by OnCure. No gain or loss was recorded on the transaction based on the fair value of the center. As determined by a cash flow analysis prepared in accordance with Statement of Financial Accounting Concepts No. 7. This investment is carried as a cost-based investment.

Note 8.    Investment in Direct Financing Leases and Notes, Medical Receivables and Building and Equipment on Operating Leases

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

Information regarding scheduled collections for direct financing leases, notes or medical receivables and operating leases is as follows:

Year Ended June 30,	Direct Financing Leases and Notes and Medical Receivables	Scheduled Rents on Operating Leases	Total Receivables
	(in thousands of dollars)
2003	$725,901	$5,879	$731,780
2004	280,935	2,006	282,941
2005	215,937	962	216,899
2006	142,449	336	142,785
2007	73,623	336	73,959
Thereafter	30,372	700	31,072

Subtotal	1,469,217	10,219	1,479,436
Equipment residual value	22,547	—	22,547

Total	$1,491,764	$10,219	$1,501,983

The total receivables balance is comprised of notes (43.1%), direct financing leases (37.9%), medical receivables (18.3%) and scheduled rents on operating leases (0.7%). We are exposed to credit risk on these receivables. At June 30, 2002, the top ten obligors represented 11.0% of the portfolio. Geographic concentration for the top five states was California (9.6%), Texas (8.2%), Florida (6.1%), New York (6.0%) and New Jersey (5.3%). International contracts (those outside the 50 United States) represented 27.3% of the portfolio.

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

During the years ended June 30, 2002, 2001 and 2000, we sold receivables to third parties realizing gains of $54.2 million, $37.1 million and $25.7 million, respectively. In connection with our sales, we have retained subordinated interests in the receivables totaling $47.8 million and $51.0 million at June 30, 2002 and 2001, respectively. Valuations of our retained interests in securitizations (credit enhancements) at the date of sale and at each reporting period are based on discounted cash flow analyses using our best estimates of market assumptions. There can be a wide range of market assumptions that are used by participants in the market to value such assets, including discount rate, prepayment, loss frequency and loss severity assumptions. Accordingly, our estimate of fair value is subjective. Under the sale agreements, we are at risk for losses on the receivables up to our subordinated interests.

The following represents a summary of the major components of our retained interests in securitizations (credit enhancements):

	Year Ended June 30,
	2002	2001
	(in thousands of dollars)
Balance, beginning of year	$51,006	$43,222
Principal payments	(20,205)	(13,029)
Additions	53,096	47,498
Reduction in required advance rate	(36,066)	(26,685)

Balance, end of year	$47,831	$51,006

Generally, a reduction in the required advance rate leads to a decrease in the balance of retained interest in securitizations because the advance rate to warehouse facilities at the time of sale has been approximately 92% while the advance rate at the time of securitization has been approximately 97%. Therefore, we had to provide approximately 8% in credit enhancement for our warehouse facilities compared to only 3% for our securitizations.

At June 30, 2002, receivables amounting to $765.4 million were assigned as collateral for long-term debt.

We have no policy or contractual obligation for acquiring non-performing contracts from our securitizations, whether to maintain the credit rating of asset-backed securities sponsored by it, or otherwise. The only required repurchase is for contracts where a misrepresentation or breach of warranty has been discovered. Any other repurchases or substitutions take place within the limited, well-defined rights for delinquent, bankrupt or recently defaulted contracts granted to the Servicer in the Contribution and Servicing Agreement. If we were ever replaced as Servicer, then only the replacement Servicer would have these rights.

In accordance with SFAS No. 140, as of June 30, 2002, we recorded assets and liabilities to reflect all securitized contracts that are eligible for repurchase by us in the amount of $48.8 million.

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

After our adoption of Statement of Position (“SOP”) 01-06, when contracts are removed from an off-balance sheet securitization, we determine what portion, if any, of our loss allowance liability established at the time of securitization should be assigned to that contract. The balance of a contract removed from the securitization is transferred to our on-balance sheet portfolio. Any amount assigned to it from the loss allowance liability is then reclassified to our allowance for losses on receivables (see Note 9).

Note 9.    Allowance for Losses on Receivables

The following is an analysis of the allowance for losses on receivables:

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars)
Balance, beginning of year	$15,933	$14,307	$12,279
Provision for losses on receivables	21,703	8,739	9,477
Estimated loss associated with repurchase of off-balance sheet contracts	1,360	2,421	—
Cumulative translation adjustment	(911)	—	—
Net charge-offs	(12,457)	(9,534)	(7,449)

Balance, end of year	$25,628	$15,933	$14,307

The increase in the provision for losses during fiscal years 2002 and 2001 reflects higher levels of charge-offs during the year and higher estimates of credit losses within the portfolio. Recoveries on receivables previously charged off were $0.5 million, $1.2 million and $1.0 million for each of the years ended June 30, 2002, 2001 and 2000, respectively.

Prior to the early adoption of SOP 01-06, as described in Note 8, we recorded our estimate of probable credit losses for off-balance sheet contracts in its retained interest. When contracts were repurchased from an off-balance sheet securitization, we determined what portion of the loss assumption inherent in the retained interest, if any, was needed in the on-balance sheet allowance for losses on receivables. During the first nine months of fiscal year 2002, $1.4 million was reclassified from retained interest to the allowance for losses on receivables. The guidance provided under this SOP now requires that we record estimates of probable off-balance sheet credit losses in a liability account. Our loss allowance liability account is included on the balance sheet under accrued expenses and other liabilities and was $1.7 million at June 30, 2002.

The following is an analysis of the loss allowance liability:

Year Ended June 30, 2002
(in thousands of dollars)
Balance, beginning of year	$—
Additions for March and June off-balance sheet securitizations (1)	1,743
Reclassification to allowance for loss on receivables	—

Balance, end of year	$1,743

(1)	The Company adopted SOP 01-06 on March 31, 2002

The following information pertains to recorded investment for impaired contracts:

	Year Ended June 30,
	2002	2001
	(in millions of dollars)
Total average recorded investment in impaired loans	$149.4	$124.5
Total recorded investment in impaired loans (1)	138.4	160.4
Amount of recorded investment for which there is a related allowance for credit losses	60.2	73.6
Amount of related allowance for credit losses	23.3	14 .9
Amount of recorded investment for which there is no related allowance for credit losses	78.2	86.8
Amount of interest income recognized for the year on impaired loans	5.6	7.7

(1)	Includes international contracts of $17.2 million at June 30, 2002 and 2001.

The following information pertains to non-accrual and past due contracts as of June 30, 2002 and 2001 as part of the additional disclosure required with our adoption of SOP 01-06 (as described in Note 8):

	Year Ended June 30,
	2002	2001
	(in millions of dollars)
Net Investment in loans and leases, medical receivables and operating leases:
On non-accrual status	$164.0	$67.5
Greater than 90 days with income still accruing	26.9	40.8

Included in the above figures is the following information related to international non-performing contracts:

	Year Ended June 30,
	2002	2001
	(in millions of dollars)
Net Investment in loans and leases and operating leases:
On non-accrual status	$52.0	$15.2
Greater than 90 days with income still accruing	10.8	30.2

Note 10.    Retained Interests in Securitizations

During fiscal years 2002 and 2001, we sold direct financing leases and notes into securitization companies and recognized pretax gains of $54.2 million and $37.1 million, respectively. In all of these securitizations, we retained servicing responsibilities and subordinated interests. We receive annual servicing fees ranging from 0.45% to 0.75%. We also have rights to future cash flows arising after the investors in the securitizations have received the return for which they contracted. Our retained interests are subordinate to investor’s interests. The investors have no recourse to other assets of DVI for failure of obligors to pay when due.

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization during fiscal year 2002 were anticipated credit losses at 0.40% based on core domestic equipment and discount rates ranging from 8.96% to

10.00%. There is no prepayment risk due to the nature of our contracts, and weighted average life assumptions would not have a material effect on the sensitivity analysis. Our contracts are non-cancelable by our customers. If we decide to permit a prepayment, our contracts require make-whole payments. There is no interest rate risk since both the securitization bonds and underlying assets have fixed rates, either naturally or through fixed-rate swaps.

At June 30, 2002 and 2001, the key economic assumptions and the sensitivity of the current value of retained interest cash flows to immediate 20% and 40% adverse changes in those assumptions are as follows:

	June 30, 2002
	Current	20%	40%
	(in millions of dollars)
Carrying amount of retained interests (net of loss liability)	$46.1
Expected credit losses	0.40%	$(1.5)	$(2.6)
Residual cash flows discount rate	8.96%-10.00%	(1.5)	(2.9)

	June 30, 2001
	Current	20%	40%
	(in millions of dollars)
Carrying amount of retained interests	$51.0
Expected credit losses	0.40%	$(1.0)	$(1.9)
Residual cash flows discount rate	10.0%	(1.1)	(2.1)

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

Static pool losses are calculated by dividing the sum of the actual and projected future credit losses by the original balance of each pool of assets. At June 30, 2002, static pool losses were 0.40% for domestic assets securitized in fiscal years 2000, 2001 and 2002. We exercised our right to repurchase delinquent loans from the securitizations and therefore the actual losses were not incurred in the securitization pools.

A contract’s realizable value is assessed at the date it is repurchased from a securitization. Realizable value is a contract’s fair market value less the costs related to its delinquency, maintenance and collection other than those costs normally associated with the management of our portfolio. Any difference between a contract’s net investment and its realizable value is reclassified to the loss allowance from the liability account (with our adoption of SOP 01-06). The contract is then reviewed each quarter and additional reclassifications may be made for adverse changes to its realizable value. The 0.40% credit loss rate is determined from our historical loss experience and is periodically reviewed by management for reasonableness.

Beginning with the quarter ended March 31, 2002, we adopted the provisions of SOP 01-06, Accounting by Certain Entities (Including Entities with Trade Receivables), that Lend to or Finance the Activities of Others. In accordance with this SOP, we began to record a separate liability for losses for probable off-balance sheet exposures beginning with the quarter ended March 31, 2002. As such, our determination of fair value for our retained interests after March 31, 2002 does not include any loss assumption because it is recorded as a separate liability on our balance sheet.

In the event that repurchases would eventually result in the reclassification to the loss allowance of the entire liability established at the date of securitization, the Company would, during its comprehensive quarterly reviews, increase its reserve liability through loss provisions.

The table below summarizes certain cash flows received from and paid to securitization companies during the years ended June 30, 2002 and 2001:

	Year Ended June 30,
	2002	2001
	(in millions of dollars)
Proceeds from new securitizations	$640.8	$445.7
Servicing fees received	5.3	3.8
Cash flows received on retained interests	23.0	15.9
Purchases of delinquent assets	(32.1)	(21.6)
Servicing advances	(36.8)	(28.2)
Repayments of servicing advances	25.1	21.3

We are not required to make servicer advances in any of its securitization transactions. Instead, our operating entity that is appointed as initial servicer is obligated to make servicer advances only for delinquent contracts where the servicer, in good faith, believes that the advance would be recoverable from cash flow for the entire transaction on subsequent payment dates. These servicer advances in each securitization transaction are to be reimbursed from all collections on the securitized assets, including contract payments, proceeds of disposition of any contract and related property and insurance proceeds. Servicer advances are to be reimbursed on each periodic payment date and typically are to be paid after payment of servicing fees and, in some cases, the trustee fee. The cost of funds related to servicer advances is integrated into assumptions used to value the servicing asset.

Additionally, we have the option (but not the obligation) to purchase, or substitute for, a limited number of delinquent contracts (more than 31 days past due), as long as they are not defaulted (more than 180 days past due) or liquidated. Typically, we exercise this right to purchase a delinquent contract if the particular circumstances indicate that we can manage the defaulted contract more productively and flexibly than possible within the constraints contained in the securitization documents, including those with respect to modifications, waivers and amendments. If we substitute a new contract, then a nominal amount of cash may have to be transferred along with the substitute contract. We also can purchase delinquent contracts for cash without substituting performing contracts subject to certain limitations. Purchases of delinquent contracts may require substantial cash outlay in any calendar year. We have also begun to recognize as owned by us, all contracts with respect to which actions taken by the obligor under the contract make the contract eligible for purchase by us pursuant to the terms of the securitization documents (regardless of whether we actually purchase the contract).

We account for the repurchase of delinquent assets by recording a receivable equal to the customer’s gross remaining payment stream, and unearned income equal to the difference between the cash disbursed to repurchase the contract and the receivable.

The following table presents historical loss and delinquency information for the total managed portfolio for the year ended June 30, 2002:

	Total Principal Amount	61+ Days Past Due	Average Balance	Net Credit Losses
	(in millions of dollars)
Type of Contracts
Direct finance leases and notes secured by equipment	$2,391.3	$139.9	$2,171.9	$11.6
Notes secured by medical receivables	273.5	14.1	279.8	0.9

Total managed portfolio	$2,664.8	$154.0	$2,451.7	$12.5

Comprised of:
Securitized contracts (1)	$1,824.5	$24.9

Other contracts held in portfolio	$840.3	$129.1

The following table presents historical loss and delinquency information for the total managed portfolio for the year ended June 30, 2001:

	Total Principal Amount	61+ Days Past Due	Average Balance	Net Credit Losses
	(in millions of dollars)
Type of Contracts
Direct finance leases and notes secured by equipment	$2,024.8	$104.9	$1,840.9	$9.5
Notes secured by medical receivables	248.4	9.7	249.2	—

Total managed portfolio	$2,273.2	$114.6	$2,090.1	$9.5

Comprised of:
Securitized contracts (1)	$1,531.6	$22.1

Other contracts held in portfolio	$741.6	$92.3

(1)	Includes both on and off-balance sheet contracts.

Note 11.    Servicing Rights

For those securitizations that are treated as sales, we retain the obligation to service the individual contracts although they are removed from our balance sheet at the time of sale. We are compensated for these services under contractual terms, which include our receipt of a servicing fee, late charges, and ancillary revenue that we believe would more than adequately compensate a substitute servicer. GAAP requires us to recognize as servicing rights the excess of that compensation received over amounts that would otherwise be paid to an independent third party to perform this specific type of servicing.

The following is an analysis of our servicing rights:

	Year Ended June 30,
	2002	2001
	(in thousands of dollars)
Balance, beginning of year	$8,792	$6,262
Additions through securitizations	11,380	5,517
Amortization of servicing rights	(4,876)	(2,987)

Balance, end of year	$15,296	$8,792

The fair value of the servicing rights was $17.1 million at June 30, 2002 and $9.1 million at June 30, 2001. The key assumptions used in measuring the fair value of servicing rights for these fiscal years include a discount rate of 12%, a constant prepayment rate (CPR) of 7%, deal-specific servicing fees ranging from 0.45% to 0.75% and deal-specific call dates and the per-contract actual cost of servicing. Fair value is approximated based on management’s estimates of the future revenues and the estimated market assumptions for costs to service, anticipated average lives and discount rates.

Future annual servicing rights amortization is as follows:

Year Ended June 30,
(in thousands of dollars)
2003	$6,172
2004	4,370
2005	2,835
2006	1,497
2007	422
Thereafter	—

Total	$15,296

Servicing rights are assessed quarterly for impairment based on estimated fair value and are stratified by asset type for purposes of evaluating potential impairment. There was no impairment of the servicing rights at June 30, 2002 and June 30, 2001.

We stratify our servicing assets based on the equipment cost and origination source. DVI Financial Services Inc.’s equipment finance group originates large-ticket equipment ranging in cost from $200,000 to $3,000,000. DVI Strategic Partner Group finances small-ticket equipment ranging in cost from $5,000 to $250,000. The only material difference between those categories is the net cost of servicing per contract.

Note 12.    Fixed Assets

The following is an analysis of our net fixed assets:

	Year Ended June 30,
	2002	2001
	(in thousands of dollars)
Balance, beginning of year	$5,588	$4,670
Acquisition	1,180	—
Additions	5,955	2,737
Dispositions	(137)	(109)
Depreciation	(2,529)	(1,710)

Balance, end of year	$10,057	$5,588

The net fixed assets balances at June 30, 2002 and June 30, 2001 are comprised of:

	Year Ended June 30,
	2002	2001
	(in thousands of dollars)
Buildings	$150	$151
Computer equipment and software	7,415	3,149
Leasehold improvements	1,225	1,128
Office furniture and equipment	1,267	1,160

Total	$10,057	$5,588

Note 13.    Goodwill

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. Our adoption of SFAS No. 141 did not have an impact on the financial position, results of operations or cash flows of the Company. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested annually for impairment. We adopted the provisions of SFAS No. 142 on July 1, 2001. The amortization of goodwill was stopped and the net goodwill balance was evaluated for potential impairment. For comparative purposes, the pro-forma effects on net earnings of excluding goodwill expense amortization from prior years are presented in the following table:

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars)
Earnings (loss) before minority interest, equity in net gain of investees, and provision for income taxes	$(6,394)	$33,063	$41,978
Add back: Goodwill previously amortized	3	967	1,316

Earnings (loss) before minority interest, equity in net gain of investees, and provision for income taxes, excluding amortization of goodwill	$(6,391)	$34,030	$43,294
Minority interest in net loss on consolidated subsidiaries	3,644	395	67
Equity in net gain of investees	1	69	—
Provision for income taxes	(1,339)	(15,356)	(19,007)

Net earnings (loss), excluding amortization of goodwill	$(4,085)	$19,138	$24,354

Basic earnings (loss) per share:

Net earnings (loss), as reported	$(0.28)	$1.29	$1.65
Goodwill amortization, net of tax	—	05	06

Adjusted net earnings (loss)	$(0.28)	$1.34	$1.71

Diluted earnings (loss) per share:

Net earnings (loss), as reported	$(0.28)	$1.22	$1.54
Goodwill amortization, net of tax	—	04	06

Adjusted net earnings (loss)	$(0.28)	$1.26	$1.60

Goodwill Impairment Test—DVI’s goodwill is tested annually for impairment on July 1 of each fiscal year, or earlier if there are facts and circumstances that indicate potential impairment. To test for impairment, we compare the fair value of each discrete reporting unit supporting a goodwill amount to its respective carrying value including the related goodwill. Fair value is determined using a discounted earnings projection with a discount rate approximating our weighted average cost of capital. Impairment, if any, is determined by the excess of book value over fair value as calculated on a unit-by-unit basis.

In accordance with the Company’s policy, goodwill was tested as of July 1, 2002 and no impairment was indicated. Additionally, no events occurred during the course of the year that indicated that goodwill might be otherwise impaired.

The acquisition of Valley Health Group, Inc. (see Note 25) gave rise to $18.6 million of goodwill. Additional acquisitions by Valley during fiscal year 2002 gave rise to an additional $0.7 million of goodwill, which is included in goodwill in our consolidated balance sheet at June 30, 2002. See Note 28 for a discussion of goodwill by business segment.

Note 14.    Other Assets

The following represents a summary of the major components of other assets:
	Year Ended June 30,
	2002	2001
	(in thousands of dollars)
Unamortized debt issuance costs	$14,559	$14,424
Prepaid expenses	6,214	6,133
Refunds due on foreign value-added taxes paid	5,967	5,187
Miscellaneous	1,679	2,357

Total other assets	$28,419	$28,101

Note 15.    Interest Bearing Debt

Warehouse Facilities—The following summarizes our warehouse lines of credit at June 30, 2002 and 2001:

Type of Facility	Country / Region	Line of Credit	Outstanding	Rate at June 30, 2002 (1)	Maturity Date
	(in millions of dollars)
U.S. Domestic
Equipment	U.S.	$150.0	$55.0	LIBOR + 1.75%	3/29/2004
Equipment	U.S.	150.0	73.9	LIBOR + 0.80%	5/31/2003
Equipment	U.S.	47.1	—	LIBOR + 0.70%	10/17/2002	(2)
Equipment	U.S.	23.8	23.8	LIBOR + 2.75%	12/31/2002
Equipment	U.S.	5.0	4.1	Prime	12/31/2002
Equipment	U.S.	5.0	5.0	Prime-0.375%	8/23/2002	(3)
Equipment	U.S.	2.0	2.0	LIBOR + 2.35%	7/1/2003

		382.9	163.8

International
Equipment	Italy	34.2	29.4	Various	Various
Equipment	The Far East	30.0	14.1	LIBOR + 1.25%	6/20/2003
Equipment	Germany/ Eastern Europe	29.7	1.3	Euribor + 2.33%	6/30/2003
Equipment	UK	15.3	8.8	LIBOR + 1.0%	7/25/2003
Equipment	Germany/ Eastern Europe	14.9	10.6	Euribor + 1.0%, 2.0%	8/31/2002	(2)
Equipment	Germany/ Eastern Europe	14.9	7.0	Euribor + 1.25%	None
Equipment	Europe	12.4	13.1	Euribor + 1.50%	10/4/2002	(2)
Equipment	UK	11.9	11.9	LIBOR + 1.75%	None
Equipment	Australia	8.0	8.0	BBSY + 1.375%	8/29/2002	(4)
Equipment	S. Africa	3.9	3.9	Prime Overdraft	9/30/2002	(2)
Equipment	Spain	1.5	0.8	Euribor + 1.00%	5/15/2003
Equipment	Spain	1.5	1.3	Euribor + 0.85%	3/31/2003
Equipment	S. Africa	1.0	0.6	Prime Overdraft	12/31/2002

		179.2	110.8

Business Credit
Medical Receivables	U.S.	50.0	37.7	LIBOR + 1.75%	11/30/2002
Medical Receivables	U.S.	3.0	3.0	LIBOR + 4.50%	11/15/2002

		53.0	40.7

Total lines of credit		$615.1	$315.3

Type of Facility	Country / Region	Line of Credit	Outstanding	Rate at June 30, 2001(5)	Maturity Date
	(in millions of dollars)
U.S. Domestic
Equipment	U.S.	$152.5	$55.0	LIBOR + 1.375%	2/28/2002
Equipment	U.S.	150.0	71.3	LIBOR + 0.80%	12/15/2001
Equipment	U.S.	25.0	25.0	LIBOR + 2.75%	12/31/2001
Equipment	U.S.	5.0	3.0	Prime	12/31/2001
Equipment	U.S.	5.0	5.0	Prime-0.375%	8/23/2002
Equipment	U.S.	2.3	2.3	LIBOR + 2.35%	8/6/2001

		339.8	161.6

International
Equipment	The Far East	40.0	34.0	Various	12/18/2001
Equipment	The Far East	30.0	25.3	LIBOR + 1.25%	6/26/2002
Equipment	Italy	20.5	22.4	Various	Various
Equipment	Europe	14.4	13.5	Euribor + 1.50%	12/18/2001
Equipment	Germany	12.7	7.8	Euribor + 1.25%	12/31/2001
Equipment	Europe	10.9	10.9	LIBOR + 1.75%	Various
Equipment	Australia	10.0	9.8	BBSY + 1.375%	8/29/2001
Equipment	Germany/ Eastern Europe	9.7	6.0	Euribor + 1.0%, 2.0%	9/30/2001
Equipment	The Far East	5.0	4.6	TIBOR + 2.25%	8/15/2001
Equipment	Spain	1.3	0.5	MIBOR + 1.00%	6/15/2002
Equipment	S. Africa	1.2	0.8	Prime Overdraft	6/30/2002

		155.7	135.6

Business Credit
Medical Receivables	U.S.	80.0	40.0	LIBOR + 1.75%	11/30/2001
Medical Receivables	U.S.	3.0	3.0	LIBOR + 4.50%	8/15/2001

		83.0	43.0

Total lines of credit		$578.5	$340.2

(1)	The LIBOR (or country equivalent rates) charged under our lines of credit ranged from 1.84% to 5.12% at June 30, 2002. The Prime rate was 4.75% at June 30, 2002.
(2)	Renewed with varying maturity dates up to and including June 2003.
(3)	Paid off in August 2002 and not renewed.
(4)	Paid off in October 2002 and not renewed.
(5)	The LIBOR (or country equivalent rates) charged under our lines of credit ranged from 3.84% to 5.08% at June 30, 2001. The Prime rate was 6.75% at June 30, 2001.

Long-term Debt—The discounted receivables are direct financing lease obligations, notes and medical receivables that were securitized and offered to investors primarily on a limited or nonrecourse basis. The amount of recourse is limited to the cash and retained interests invested in each pool of assets securitized. They are primarily collateralized by the underlying equipment and medical receivables.

Future annual maturities of long-term debt are as follows:

Year Ended June 30,
(in thousands of dollars)
2003	$366,322
2004	298,003
2005	117,796
2006	54,693
2007	24,820
Thereafter	33,304

Total	$894,938

All of the discounted receivables have been permanently funded through 13 structured transactions that were initiated during fiscal years 1995 through 2002. Debt under these securitizations is limited recourse and bears interest at fixed rates ranging between 0.35% to 10.85% and floating interest rates ranging between 0.35% and 7.35% over 30-day LIBOR. We service all of these receivables. The related securitization agreements contain various recourse provisions that require us to comply with certain servicing requirements and maintain limited cash collateral or residual interests.

We have Convertible Subordinated notes that are convertible into common shares at $10.60 per share at the discretion of the note holders, bear interest at a rate of 9 1/8% payable in quarterly installments of interest only and mature in June 2004. There were no conversions to common stock during each of the years ended June 30, 2002, 2000, 1999 and 1998. During the year ended June 30, 2001, $150,000 was converted into 14,150 shares of DVI common stock. During the year ended June 30, 1997, $600,000 was converted into 56,603 shares of DVI common stock. Cumulatively, $1.3 million of these notes have been converted into 117,922 shares of DVI common stock. A new Note Exchange Agreement, effective August 1, 2001, extended the maturity of the debt until June 2004. The debt terms remain consistent with the original debt issue except for the new maturity date. As of June 30, 2002, the 1,297,170 shares of common stock issuable upon conversion were “in the money” to the extent of $8.70 per share, or $11,285,379 in total, based upon the closing price of $19.30 per share on that date. The outstanding balance of these notes at June 30, 2002 and 2001 was $13.8 million.

In March 2002, we issued 7 1/2% Convertible Subordinated notes scheduled to mature in 2009. This debt features a conversion option to equity at a fixed price of $20.00 per share. At June 30, 2002, the outstanding principal on this debt was $25.0 million.

On January 30, 1997, we completed a public offering of $100.0 million principal amount of 9 7/8% Senior Notes due 2004 (“Senior Notes”). The agreement with respect to the Senior Notes contains, among other things, limitations on our ability to pay dividends and to make certain other kinds of payments. That agreement also prohibits us from incurring additional indebtedness unless certain financial ratio tests are met. Interest on the notes is payable semiannually on February 1 and August 1 of each year. The Senior Notes will be redeemable at our option in whole or in part at any time on or after February 1, 2002 at specified redemption prices. On December 16, 1998, we completed another public offering of $55.0 million principal amount of 9 7/8% Senior Notes due 2004 under substantially the same terms. There were no redemptions of these Senior Notes as of June 30, 2002.

We have facilities totaling $6.0 million outstanding with a foreign bank to fund a portfolio of equipment contracts in Turkey and another $6.0 million balance outstanding from an unsecured term loan for general corporate purposes.

In addition, we have investment agreements with two shareholders in our Latin America joint venture, the International Finance Corporation (an affiliate of the World Bank) (“IFC”) and the Netherlands Development Finance Company (“FMO”), which provide for the borrowing of $15.0 million and $10.0 million, respectively. Borrowings under this loan bear interest at

2.75% over the six-month LIBOR, payable semiannually in arrears. Full principal loan repayment is due May 15, 2005. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to IFC and FMO.

The agreements also provide for syndicated borrowings from IFC and FMO, for which we had $9.3 million outstanding at June 30, 2002. Borrowings under this loan bear interest at 3.25% over the six-month LIBOR, payable semiannually in arrears. Principal loan repayment commenced on November 15, 2000 and is to be paid in full on May 15, 2003. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to IFC and FMO.

In November 2000, we entered into an agreement with Deutsche Investitions – und Entwicklungsgesellschaft mbH (“DEG”), a German Development Bank. The agreement provides for the borrowing of 15.0 million Euros, for which we had 15.0 million Euros ($14.9 million) outstanding at June 30, 2002. Borrowings under this loan bear interest at 3.625% over the six-month Euribor, payable semiannually in arrears. Principal loan repayment will commence on May 15, 2003 and is to be paid in full on May 15, 2006. This loan is secured by granting perfected and registered first priority security interests on all lease/loan receivables assigned to DEG.

In April 2001, we entered into an agreement with the Bank of Montreal for Latin American financing that was backed by a comprehensive insurance policy issued by Exporters Insurance Company, Ltd. The insurance policy covers 95% of the principal and interest payments. The insurance coverage requires an upfront premium payment for Latin American countries of 2.25% per annum (2.75% for Colombia and Venezuela) on the limit of liability at each payment date under the individual contracts covered. The limit of liability is defined as the remaining principal and interest flows at a certain payment date. The loan agreement provides for a borrowing of $25.0 million, for which we had $23.2 million outstanding as of June 30, 2002. The initial funding period ends October 2002. Principal amortization occurs through October 2007 with full repayment of the unamortized balance due at termination. Borrowings under this loan bear interest at 1.50% over the 30-day LIBOR, payable monthly in arrears.

In June 2001, we entered into a secured exchangeable note financing agreement with J.E. Matthew, LLC. The agreement provides for borrowings of $12.0 million, for which we had $7.2 million outstanding at June 30, 2002. Borrowings under this loan bear interest at 9.5%, payable monthly in arrears. Principal loan repayment commenced on August 1, 2001 and is to be paid in full on November 30, 2004. Principal and interest due can be, at our option, converted into exchange rights, which give the holder the right to convert outstanding exchange rights into shares of the Company’s common stock. On a monthly basis, we elect whether to pay principal and interest due the investor in cash or to issue exchange rights for the payment due. When issued, the holder of the exchange rights can elect when to convert into shares of common stock. The conversion price is determined by calculating the average stock price of the lowest three trading days for the 15 trading days immediately preceding the date of conversion. The holder of the exchange rights has 270 days to elect conversion. At the end of that period, outstanding exchange rights must be redeemed for cash. When exchange rights are exercised, we reduce principal and accrued interest on the outstanding debt and record common stock and additional paid in capital. As of June 30, 2002 there was $0.9 million of outstanding unexercised exchange rights due to expire through February 2003.

At June 30, 2002, MSF Holding Ltd., our majority-owned Latin American joint venture, had received a waiver from the IFC with respect to compliance under certain financial covenants contained in a related loan agreement between MSF and IFC. The waiver is effective until November 15, 2002. MSF expects to be in full compliance by that date. Accordingly, at June 30, 2002, we were in compliance with all other debt agreements.

Our principal warehouse facility prohibits DVI Financial Services, our principal operating subsidiary, from paying cash dividends. In addition, the agreement with respect to our Senior Notes and Convertible Subordinated Notes places limitations on the payment of dividends by the Company and its subsidiaries.

The following chart summarizes interest-bearing credit facilities as of June 30, 2002 and 2001:

		As of June 30, 2002		As of June 30, 2001
	Maturity	Balance	Rate	Balance	Rate
	(in thousands of dollars)
Short-term Debt:
Warehouse facilities(1)	2002-2004	$315,278	5.34%	$340,195	7.51%

Long-term Debt:
Discounted receivables	2005-2009	$571,368	6.35%	$490,371	8.12%
9 7/8% Senior notes	2004	155,000	10.85%	155,000	10.85%
Other debt	2003-2007	129,820	7.70%	85,134	10.44%
Convertible sub notes	2004-2009	38,750	9.36%	13,750	9.96%

Total long-term debt		$894,938		$744,255

(1)	$615,054 and $578,483 were available at June 30, 2002 and 2001, respectively.

Note 16.    Commitments and Contingencies

Facility Leases—We lease our facilities under noncancelable operating leases with terms in excess of one year. The lease for our principal facility expires in July 2010. This facility is leased from a party related to a shareholder and director of the Company. Rent expense for all of our domestic and international office space for the years ended June 30, 2002, 2001 and 2000 amounted to approximately $3.6 million, $2.9 million and $2.3 million, respectively. Future minimum lease payments under these leases are as follows:

Year Ended June 30,	Future Minimum Lease Payments
(in thousands of dollars)
2003	$2,991
2004	2,143
2005	1,879
2006	1,579
2007	1,541
Thereafter	3,605

Total	$13,738

Contingencies—Under certain limited recourse agreements, we may be required to provide for losses incurred on uncollected lease and medical receivables previously securitized. This contingent liability, however, could be offset by any proceeds received from the resale or remarketing of available equipment financed under the agreements or outstanding medical receivables collected.

We have $308.0 million available through two credit facilities with unconsolidated, limited-purpose entities. We have the option to sell certain equipment contracts to each of these facilities, and as of June 30, 2002, $165.2 million was sold to these facilities. Our obligations under these facilities include servicing of the assets and assisting the purchaser of the contracts in the securitization of the assets if the purchaser chooses to do so. However, we do not have any obligation to repurchase the assets, provide additional capital or to make up any losses that may be incurred by the asset owners or warehouse noteholders in connection with any securitization, resale or other refinancing of the assets, except for our guaranty in one facility. That guaranty is limited to not more than 10% of the purchase price of the assets, with a maximum guarantee of $25.5 million at June 30, 2002. We do not maintain control over these assets, and the only costs we incur in the final securitization are transaction costs such as structuring, legal, printing, rating, etc. We accrue an estimate of these expenses quarterly and make final adjusting entries at the completion of the securitization. Such expenses were in the range of 0.50% to 0.60% of the securitized contracts’ discounted contract balance for our most recent securitizations.

Two of our joint venture partners in MSF Holding Ltd. (“MSF”), our Latin America joint venture, have the contractual right to require us to purchase some or all of their shares in MSF. By notices dated May 27, 2002 and June 28, 2002, respectively, these two minority shareholders (representing ownership interests of 6.98% and 6.64%, respectively) notified us that they want us to purchase all of their shares in MSF. Management does not believe that any loss will be incurred in the settlement of the transaction.

As of June 30, 2002 we had unfunded contract commitments of $322.9 million.

Guarantees—As of June 30, 2002, we have approximately $140.4 million in commitments with banks in which DVI Financial Services, its related subsidiaries and DVI Business Credit are obligors and DVI, Inc. serves as guarantor. These commitments expire at various dates through May 2005. We also have $4.5 million in guarantees for customer payments related to loans placed by our Japanese joint venture.

Litigation—We are involved in litigation both as a plaintiff and as defendant in matters arising out of our normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on our consolidated financial statements.

In December 2000, a former employee of the Company filed an action in the Circuit Court of Cook County, Illinois (the Company subsequently had the case removed to the U.S. District Court for the Northern District of Illinois) arising out of the Company’s purchase (from the plaintiff and others) of a partnership interest in Third Coast Capital (“TCC”), the Company’s venture leasing division, in 1998. The plaintiff alleges that his decision to sell his interest in TCC and accept employment with the Company was based on his reliance on a number of promises allegedly made by the Company, including the Company’s ability and willingness to fund the venture business in the future. The complaint alleges that these promises were false when made and represented a scheme to facilitate the Company’s misappropriation and conversion of TCC’s worth, alleged to be $25.0 million. The complaint further alleges, among other things, fraud and breach of contract and seeks various remedies.

The parties to the litigation have been involved in very extensive document discovery and oral depositions. It is anticipated that the taking of oral depositions will be completed in the latter part of October 2002. The federal judge presiding over this case has set a trial date of February 2003.

The Company believes it will prevail in this lawsuit.

Note 17.    Shareholders’ Equity

In July 2001, we granted warrants to purchase 50,000 shares of DVI common stock at an exercise price of $20 per share to a debt holder in return for continued support of their existing credit facility. The warrants will be fully vested on July 1, 2003 and will expire on December 31, 2007. The warrants were issued with board approval, not under a specific plan.

In August 2001, we granted warrants to purchase 100,000 shares of DVI common stock at an exercise price of $21 per share for the issuance of a new credit facility. The warrants will be fully vested on August 9, 2003 and will expire on August 9, 2006. The warrants were issued with board approval, not under a specific plan. Additionally, the monthly payment of principal and interest may be made via an issuance of exchange rights. The exchange rights expire in 270 days. The holder has the right to request payment in cash through the expiration date. The exchange price is the average of the three lowest daily trades for the 15 days prior to exchange notice by the holder. As of June 30, 2002, 143,365 shares were issued via the exercise of exchange rights. As of June 30, 2002 there was $0.9 million of outstanding unexercised exchange rights due to expire through February 2003. Using the average stock price for April 2002 through June 2002, an estimated 44,362 shares would have been issued upon exercise. No exchange of the notes or exercise of the note warrants shall be permitted if such exchange or exercise would result in the investor or any of its affiliates owning more than 9.99% of the then aggregate outstanding common stock, except under certain circumstances. Shareholder approval would be needed for issuances that exceed 19.99% of the current aggregate number of outstanding shares of common stock.

For fiscal year 2002, we recorded warrants expense in accordance with SFAS No. 123 of $0.9 million.

In June 1994, we issued Convertible Subordinated Notes to related and unrelated parties that are convertible at the option of the holder into 1,415,094 shares of common stock at $10.60 per share. There were no conversions to common stock during each of the fiscal years ended June 30, 2002, 2000, 1999 and 1998. During the year ended June 30, 2001, $150,000 of these notes was converted into 14,150 shares of DVI common stock. During the year ended June 30, 1997, $600,000 of these notes was converted into 56,603 shares of DVI common stock. Cumulatively, $1.3 million of these notes have been converted into 117,922 shares of DVI common stock. A new Note Exchange Agreement, effective August 1, 2001, extended the maturity of the debt until June 2004. The debt terms remain consistent with the original debt issue except for the new maturity date. As of June 30, 2002, the 1,297,170 shares of common stock issuable upon conversion were “in the money” to the extent of $8.70 per share, or $11,285,379 in total, based upon the closing price of $19.30 per share on that date.

Note 18.    Other Income

The following represents a summary of the major components of other income:

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars)
Respiratory services	$8,778	$—	$—
Medical receivables fees	7,147	4,828	5,388
Consulting and advisory fees	3,566	543	4,188
Late fees	3,292	2,218	3,296
Net service fee income	1,787	1,495	2,102
Income realized from customer warrants (1)	1,105	(119)	11,830
Contract fees and penalties	1,040	874	1,118
Gains from asset disposals	946	272	584
Preferred stock dividends received on investments	537	737	725
Contract placement fees	199	685	406
Commitment and referral fees	53	27	595
Miscellaneous	2,282	556	2,455

Total other income	$30,732	$12,116	$32,687

(1)	Not related to current lending activities.

Note 19.    Selling, General and Administrative Expenses

The following represents a summary of the major components of selling, general and administrative expenses (“SG&A”), net of initial direct costs:

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars)
Salaries and benefits	$26,693	$17,778	$17,774
Outside services	14,193	9,745	7,551
Equipment	3,282	3,470	2,897
Building costs	4,452	3,695	2,690
Travel and entertainment	4,679	2,722	2,432
Other	4,460	4,847	5,358

Total SG&A	$57,759	$42,257	$38,702

Note 20.    Income Taxes

The provision for income taxes is comprised of the following:

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars)
Current taxes payable (refundable)	$(3,272)	$7,368	$2,602
Foreign	2,092	2,097	2,213
Deferred	2,519	5,627	13,788

Total	$1,339	$15,092	$18,603

A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to earnings from continuing operations is as follows:

	Year Ended June 30,
	2002		2001		2000
	$	%	$	%	$	%
	(in thousands of dollars)
Provision for income taxes at the federal statutory rate	(963)	(35.0)	11,735	35.0	14,715	35.0
State income taxes, net of federal tax benefit	1,440	52.4	1,700	5.1	2,005	4.8
Utilization of MSF Holding capital loss	(5,600)	(203.6)	—	—	—	—
Foreign taxes, net of federal tax benefit	1,360	49.5	1,363	4.1	1,438	3.4
Limitation on utilization of consolidated subsidiary loss	730	26.5	—	—	—	—
Limitation on utilization of foreign operating losses	4,138	150.5	228	0.7	371	0.9
Other	234	8.5	66	0.2	74	0.2

Total	1,339	48.8	15,092	45.1	18,603	44.3

Earnings (loss) before minority interest, equity in net gain of investees, and provision for income taxes consist of the following:

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars)
Domestic	$9,440	$33,714	$42,071
Foreign	(15,834)	(651)	(93)

Total	$(6,394)	$33,063	$41,978

The major components of our net deferred tax liabilities of $55.6 million and $50.4 million at June 30, 2002 and 2001, respectively, are as follows:

	Year Ended June 30,
	2002	2001
	(in thousands of dollars)
Accumulated depreciation	$84,901	$69,656
Deferred gain on financing transactions	42,000	29,554
Net unrealized gains on security transactions	122	6,036
Other	1,774	1,062

Total deferred tax liability	128,797	106,308

Deferred recognition of lease income	53,844	37,798
Allowance for losses on receivables	9,554	4,817
Loss assumption—securitization sales	1,668	970
Hedging activities (included in accumulated other comprehensive loss)	2,910	760
Unrealized securities losses (included in accumulated other comprehensive loss)	153	4,961
Net operating loss carryforward	4,900	1,708
Valuation allowance—net operating loss carryforward	(4,900)	—
Alternative minimum tax credit carryforward	2,282	2,282
Other	2,819	2,622

Total deferred tax asset	73,230	55,918

Total net deferred tax liability	$55,567	$50,390

We have $2.2 million of alternative minimum tax credits, which have an unlimited carryforward period. At June 30, 2002, we have $14.0 million of Federal net operating losses (NOLs) that are attributable to a subsidiary not included in DVI’s U.S. consolidated tax return. In addition, these NOLs are subject to annual limitations under IRC section 382. We have provided a full valuation against these NOLs.

Note 21.    Reconciliation of Earnings per Share Calculation

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars except per share data)
Basic
Earnings (loss) available to common shareholders	$(4,088)	$18,435	$23,442
Average common shares	14,430	14,287	14,210

Basic earnings (loss) per common share	$(0.28)	$1.29	$1.65

Diluted
Earnings (loss) available to common shareholders	$(4,088)	$18,435	$23,442
Effect of dilutive securities:
Convertible debentures(1)	—	731	736

Diluted earnings (loss) available to common shareholders	$(4,088)	$19,166	$24,178

Average common shares	14,430	14,287	14,210
Effect of dilutive securities, net:
Convertible debentures(1)	—	1,301	1,311
Options(1)	—	173	184
Exchange rights(1)	—	—	—
Warrants(1)	—	3	9

Diluted average common shares	14,430	15,764	15,714

Diluted earnings (loss) per common share	$(0.28)	$1.22	$1.54

(1)
For the year ended June 30, 2002, the effect of convertible debentures (1,297), options (227), and exchange rights and warrants (23) were deemed to be anti-dilutive, and therefore excluded from the calculation of diluted loss per share.

Note 22.    Related Party Transactions

Our principal executive offices located in Jamison, Pennsylvania are leased from a party related to a person who is a shareholder and director of the Company. The lease commenced in July 2000. Previously, our executive offices located in Doylestown, Pennsylvania were leased from the same related party. We recorded rent expense under these leases of $1.0 million, $1.0 million and $0.4 million for the years ended June 30, 2002, 2001, and 2000, respectively.

At June 30, 2002 and 2001, receivables in installments from entities in which we consider to be related parties totaled $29.3 million and $27.8 million, respectively.

As of June 30, 2002 and 2001, we had loans receivable from Company officers and employees totaling $0.8 million and $1.0 million, respectively.

As of June 30, 2002 and 2001, we had Convertible Subordinated notes totaling $9.6 million due to related parties.

We have $4.1 million of outstanding receivables from Aegis-Bio, a company providing mobile sterilization services of regulated medical waste for healthcare facilities, all of which bear interest at market rates. At June 30, 2002, $0.9 million of this amount was delinquent by more than 120 days. During fiscal year 2002, DVI recognized $298,000 of income related to these receivables. As of June 30, 2002, DVI has a $1.2 million investment in Aegis-Bio representing a 15.3% ownership interest in the Company. DVI accounts for this investment under the cost method.

We have $15.3 million in outstanding equipment finance and working capital loan receivables from Dolphin Medical, Inc. (“Dolphin”). Dolphin formed in 2001 to acquire four radiation therapy /cancer treatment facilities to which we had previously provided certain equipment financing. Dolphin assumed the liabilities under those financing arrangements concurrent with its formation. As a matter of practicality, we are the sole provider of financing to Dolphin and has elected not to recognize in its financial statements for 2002 interest income of $1.5 million that was collected.

As of June 30, 2002, DVI has outstanding working capital and acquisition financing receivables of $9.9 million from Physicians Endoscopy, LLC (“PELL”). PELL was formed in 1998 to develop and acquire ambulatory endoscopy surgery centers in partnership with physician practices. DVI is the sole provider of financing to PELL, and PELL subleases space from us in our headquarters in Jamison, PA. DVI has no current ownership interest in PELL, but it has acquired warrants exercisable on January 1, 2004 to purchase an ownership interest in PELL.

We have investment agreements with two minority shareholders in our Latin America joint venture, MSF Holding, Ltd. (“MSF”). Those shareholders, the International Finance Corporation (an affiliate of the World Bank) (“IFC”) and the Netherlands Development Finance Company (“FMO”), own 6.64% and 6.98% of the common equity of the joint venture, respectively. Those shares represent 12.50% and 13.13%, respectively, of the voting interest in the joint venture. Under the terms of the investment agreements and other agreements with the IFC and FMO, in late June 2002, these minority owners tendered to DVI their notices of option exercise of put options on their respective equity investments in MSF (See Note 16).

The IFC and FMO also provide certain borrowing facilities of $15.0 million and $10.0 million, respectively, both of which were fully outstanding as of June 30, 2002. Borrowings under these facilities bear interest at 2.75% over the six-month LIBOR, payable semiannually in arrears. Full principal loan repayment is due May 15, 2005. Additionally, the IFC and FMO provide syndicated borrowings, for which we had $9.3 million outstanding at June 30, 2002. Borrowings under these facilities loan bear interest at 3.25% over the six-month LIBOR, payable semiannually in arrears. Principal loan repayment commenced on November 15, 2000 and is to be paid in full on May 15, 2003.

Note 23.    Employee Benefit Plans

We maintain and administer an Employee Savings Plan (“Plan”) pursuant to Internal Revenue Code Section 401(k). The Plan provides for discretionary contributions as determined by our Board of Directors. Substantially all employees are eligible to participate. Each eligible employee can contribute up to 17% of his/her base salary up to the maximum allowable amount as determined by the Internal Revenue Code. The Plan also provides for Company matching of employee contributions. Prior to January 1, 1999, this Company matching was 40% up to $500 per employee per year. Effective January 1, 1999, the Company matches 25% up to the maximum allowable amount as determined by the Internal Revenue Code per employee per year. Effective January 1, 2002, the Plan was amended to permit forfeitures to reduce future Company contributions. Company contributions to the Plan totaled $188,000, $329,000 and $293,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

Note 24.    Stock Option Plan and Incentive Agreement

We had a stock option plan from August 1986 that provided for the granting of options to employees to purchase up to 1,250,000 shares of our common stock at the fair market value at the date of grant. Options granted under this plan generally vest over three to five years from the date of grant and expire ten years after the date of the grant. Any unexercised options are canceled 90 days after the termination of the employee and are returned to the plan. This plan was approved by our shareholders and expired in August 1996.

Our current stock option plan, effective August 1996, provides for the granting of options to employees, consultants and directors to purchase up to 2,700,000 shares of our common stock at the fair market value at the date of grant. Options granted under this plan generally vest over three to five years from the date of grant and expire ten years after the date of the grant. This plan was also approved by our shareholders, and it will expire in August 2006.

In October 1999, we granted options to purchase 10,000 shares of DVI common stock at an exercise price of $13.50 per share as an incentive to a marketing and public relations firm. These options were issued under our current stock option plan. In October 2001, 3,333 options were exercised and in November 2001, the remaining 6,667 were cancelled.

In July 1999, October 1998 and August 1997, we issued options to purchase a total of 125,000, 75,000 and 50,000 common shares at $16.9375, $15.00 and $15.3125 per share, respectively, to directors of the Company. We record no compensation expense on these transactions. The options vested at various dates through July 2002 and will expire through July 2009. These options were issued under our current stock option plan.

In June 1997, we granted options to purchase 100,000 shares of DVI common stock at an exercise price of $13.50 per share as compensation to a financial advisory firm. The options are fully vested and are exercisable for a period of five years from the date of grant. These options were issued under our current stock option plan. In June 2002, all of these options were exercised.

The following table summarizes the activity under the plans for the periods indicated:

	Options Outstanding	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Outstanding at June 30, 1999	2,057,633	$ 4.06 - $25.06	$14.41
Granted	876,000	13.50 - 17.19	16.76
Exercised	(54,366)	4.06 - 15.50	10.31
Canceled	(101,202)	14.63 - 22.50	17.72

Outstanding at June 30, 2000	2,778,065	$ 5.00 - $25.06	$15.11
Granted	351,400	13.96 - 19.56	15.95
Exercised	(79,980)	5.00 - 16.94	11.71
Canceled	(227,002)	14.63 - 25.06	17.92

Outstanding at June 30, 2001	2,822,483	$ 5.50 - $20.63	$15.09
Granted	35,000	16.90 - 16.92	16.91
Exercised	(209,988)	10.38 - 16.94	13.56
Canceled	(52,439)	13.50 - 19.56	16.18

Outstanding at June 30, 2002	2,595,056	$ 5.50 - $20.63	$15.21

The following table summarizes stock options outstanding at June 30, 2002:

Range of Exercise Price	Number of Options Outstanding	Outstanding Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
$ 5.50 - $12.88	282,184	$9.23	282,184	$9.23	2
13.13 - 15.19	254,167	14.25	220,664	14.25	5
15.31 - 15.31	385,500	15.31	385,500	15.31	5
15.50 - 15.50	598,300	15.50	598,300	15.50	6
16.00 - 16.92	302,237	16.15	93,523	16.06	8
16.94 - 16.94	714,168	16.94	475,544	16.94	7
17.00 - 20.63	58,500	18.90	58,500	18.90	6

	2,595,056	$15.21	2,114,215	$14.94	6

If compensation cost for our stock option plan had been determined based on the fair value at the date of awards consistent with the fair value method described in SFAS No. 123, our net income, basic earnings per share, and diluted earnings per share would be reduced to the following proforma amounts at June 30, 2002, 2001 and 2000:

	Year Ended June 30,
	2002	2001	2000
	(in thousands of dollars, except share data)
Net earnings (loss)	$(5,202)	$15,708	$19,061

Basic earnings (loss) per share	$(0.36)	$1.10	$1.34

Diluted earnings (loss) per share	$(0.36)	$1.04	$1.27

Market value of options granted	$592	$5,604	$14,684

Significant assumptions used to calculate the fair value of awards for June 30, 2002, 2001 and 2000 are as follows:

	Year Ended June 30,
	2002	2001	2000
Weighted average risk-free rate of return	4.3%	5.9%	5.8%
Expected option life (in months)	60	60	60
Expected volatility	42%	46%	45%
Expected dividends	—	—	—

The following table summarizes our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column at Left)
Equity Compensation Plans Approved by Security Holders	2,595,056	$15.21	170,511
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	2,595,056	$15.21	170,511

Note 25.    Acquisitions

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

In June 2002, we consolidated a 96% ownership interest in Valley Health Group, Inc. (“Valley”), an oxygen supply company located in Tempe, Arizona, in conjunction with the bankruptcy of a third party to which we had previously provided certain medical receivables financing arrangements. During fiscal year 2002, we replaced Valley’s management team with seasoned respiratory executives who had the experience to build Valley into a larger, more valuable company. We installed new computer systems, established procedures and controls, and eliminated reliance on less profitable durable medical and infusion businesses. Valley’s new management established a strategy to grow Valley’s customer base through stronger marketing and by acquiring small respiratory companies. Our objective was to create a company with a critical mass of respiratory patients to make our investment substantially more valuable, and when it became apparent that the program to create this greater value would exceed the criterion of temporary control as outlined in ARB 51 we elected to consolidate Valley. We consolidated Valley’s operations at June 30, 2002. In the prior quarters of the current fiscal year, the results of Valley did not have a material impact on the financial position, results of operations or cash flows of the Company.

Note 26.    Derivative Instruments and Hedging Activities

On July 1, 2000, we adopted SFAS No. 133. The recognition of the fair value of all freestanding derivative instruments resulted in recording liabilities in the amount of $260,000. The transition adjustment for derivatives in cash flow hedges was to record a liability of $380,000 and was recognized as a cumulative-effect-type adjustment in accumulated other comprehensive loss. The transition adjustment for derivatives in fair value hedges was to record an asset of $56,000 and was recognized as a cumulative-effect-type adjustment to net income. This adjustment was offset by the adjustment of the carrying value of the hedged assets. The transition adjustment for derivatives in hedges of net investments in foreign operations was to record a liability of $88,000 and was recognized as a cumulative-effect-type adjustment in cumulative translation adjustments.

The majority of our assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of our assets and liabilities exposes us to interest rate risk when interest rates fluctuate. To manage our interest rate risk, we employ a hedging strategy using derivative financial instruments.

Our equipment contracts are structured and permanently funded on a fixed-rate basis, but we use line-of-credit “warehouse” facilities until the permanent funding is obtained. Since funds borrowed through these warehouse facilities are obtained on a floating-rate basis, we are exposed to a certain degree of risk if interest rates rise, as this would increase our borrowing costs. We manage this exposure through interest rate swaps whereby we effectively change the variable borrowing cost to a fixed borrowing cost. These types of hedges are considered cash flow hedges.

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

At June 30, 2002, we held the following derivative positions to manage our interest rate risk:

	Notional Amount	Fair Value
	(in thousands of dollars)
Cash Flow Hedges:
Interest rate swaps	$82,914	$(500)

Fair Value Hedges:
Interest rate swaps	$11,569	$(192)

At June 30, 2002, we had forward start interest rate swaps that were assigned to our off-balance sheet warehouse facilities with a total notional amount of $165.0 million. The fair value of those transactions was approximately $132,000.

On May 1, 2002, we entered into a series of interest rate swap agreements with a counterparty to hedge floating rate interest obligations on the class A-3a notes of our May, 3 2002 securitization. The notional amount of this swap matches the outstanding note balance of class A-3a notes. At June 30, 2002, the notional amount of the back-to-back interest rate swap was $204.5 million. At our level, the two offsetting swaps (called “differential” swaps) had no fair value since the expected and actual balances of the notes were the same. There is a contingent liability of approximately $0.6 million associated with the breakage of the back-to-back interest rate swap.

In the next twelve months, we are forecasting to complete two domestic equipment securitizations. When these securitizations are completed, the fair value adjustments in accumulated other comprehensive loss (a component of shareholders’ equity) will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale. If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate. If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate. When the forecasted securitizations close, we currently expect $31,861 in fair value adjustments to be reclassified from accumulated other comprehensive loss into earnings.

The maximum length of time that we are hedging the exposure of our future cash flows for forecasted transactions is through June 2005.

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

At June 30, 2002, we held no derivative positions that qualified as net investment in foreign operations hedges. We did hold derivative positions to limit our exposure to foreign currency movements that do not qualify as net investment in foreign operations hedges.

Gains totaling $1.0 million were included in cumulative translation adjustments at June 30, 2002.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the projected change in the value of the hedged item and the projected change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable. High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement during each quarterly period. When options are used for hedging, the time value of the option is excluded from this effectiveness assessment. For the year ended June 30, 2002, we did not record ineffectiveness related to cash flow hedges.

Accumulated Derivative Loss

The following table summarizes activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges that we held for the year ended June 30, 2002:

(in thousands of dollars, net of deferred taxes)
Beginning balance, July 1, 2001	$(1,136)
Losses reclassified into earnings	1,429
Change in fair value of derivatives	(4,645)

Accumulated derivative loss included in accumulated other comprehensive loss as of June 30, 2002	$(4,352)

Note 27.    Estimated Fair Value of Financial Instruments

Following is a summary of the estimated fair value of our consolidated financial instruments at June 30, 2002 and 2001. We determined these estimated fair value amounts using available market information and appropriate valuation methodologies such as market quotations and discounting expected cash flows using current market rates. For short-term and floating rate instruments, the carrying values approximate fair value. Considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein may not necessarily be indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein were based on information available as of June 30, 2002 and 2001. Although we are not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since June 30, 2002; therefore, current estimates of fair value may differ significantly from the amounts presented herein. All instruments we hold are classified as other than trading, except for certain investments. All amounts are reported in U.S. dollars, which is our reporting currency.

Year Ended June 30, 2002	Carrying Amount	Estimated Fair Value
	(in millions of dollars)
Assets:
Cash and cash equivalents	$11.4	$11.4
Restricted cash and cash equivalents	98.2	98.2
Accounts receivable	58.1	58.1
Investments	17.5	17.5
Receivables in installments (excluding investment in direct financing leases)	616.0	614.8
Net notes collateralized by medical receivables	282.3	282.3
Retained interests in securitizations (net of loss allowance liability)	46.1	46.5
Servicing rights	15.3	17.1

Liabilities:
Borrowings under warehouse facilities	$315.3	$315.3
Discounted receivables	571.4	572.2
Senior notes	155.0	151.9
Other debt	129.8	127.0
Convertible subordinated notes	38.8	49.2

Year Ended June 30, 2001	Carrying Amount	Estimated Fair Value
	(in millions of dollars)
Assets:
Cash and cash equivalents	$11.0	$11.0
Restricted cash and cash equivalents	101.9	101.9
Accounts receivable	43.0	43.0
Investments	24.2	24.2
Receivables in installments (excluding investment in direct financing leases)	487.1	486.8
Net notes collateralized by medical receivables	256.2	256.2
Retained interests in securitizations	51.0	51.1
Servicing rights	8.8	9.1

Liabilities:
Borrowings under warehouse facilities	$340.2	$340.2
Discounted receivables	490.4	497.9
Senior notes	155.0	144.2
Other debt	85.1	81.1
Convertible subordinated notes	13.8	22.8

The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Accounts Receivable—Due to their short-term and liquid nature, the carrying values of cash, its equivalents and accounts receivable approximates fair value.

Investments—The fair value of our investments is determined by using market quotes from nationally traded exchanges. For investments in equity securities that are not publicly traded, and therefore have no readily determinable fair value, carrying amount is used to approximate fair value. See Note 2.

Receivable in Installments—The fair value of the financing contracts was estimated by discounting expected cash flows using the current rates at which contracts of similar fixed-rate credit quality, size and remaining maturity would be made as of June 30, 2002 and 2001. We believe that the risk factor embedded in the entry-value interest rates applicable to performing contracts for which there are no known credit concerns results in a fair valuation of such contracts on an entry-value basis. The fair value of the floating rate contracts was estimated at carrying value. In accordance with GAAP, we excluded receivables from lease contracts of approximately $439.2 million and $387.7 million as of June 30, 2002 and 2001, respectively, from the receivable in installments fair value calculation.

Net Notes Collateralized by Medical Receivables—Due to their floating rate nature and frequent repricing, the carrying value of net notes collateralized by medical receivables approximates fair value.

Retained Interests in Securitizations—The fair value of the credit enhancements was determined by discounting the expected future cash flows using current rates for similar credit quality and remaining maturity.

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

Other Debt, Senior Notes and Convertible Subordinated Notes—The fair value of other debt was estimated at the incremental current market borrowing rate. The fair values of the senior notes and Convertible Subordinated notes were determined based on their quoted market prices at the applicable fiscal year ending dates.

Derivative Financial Instruments—

The following represents a summary of derivative financial instruments held at June 30, 2002 and 2001:

	June 30, 2002
	Notional Amount	Fair Value (in thousands)
Swaps	$94.5 million	$(692.4)

	June 30, 2001
	Notional Amount	Fair Value (in thousands)
Swaps	$129.2 million	$(428.1)
Foreign exchange forward rate agreements	5.1 million	(1.8)

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

Swaps—Interest rate swaps are used to reduce the impact of rising interest rates in certain contract sale facilities where the cash flows from the contracts sold are at fixed rates but the borrowing costs are at variable rates. Our swaps pay fixed rates of 5.84% and 3.98% and receive floating rates of six-month LIBOR and one-month Euribor. The swaps mature through October 2004.

Forwards and Options—Treasury locks and forward start swaps are used to hedge the interest rate risk on anticipated contract securitizations and sales. Treasury lock transactions lock in specific rates of Treasury notes having maturities comparable to the average life of the anticipated securitizations and sales. Forward start swaps lock in specific rates of the LIBOR swap curve for the duration of the anticipated securitizations’ average life. The open positions at June 30, 2002 are for securitizations and sales expected to occur in the first quarter of fiscal year 2003. In fiscal years 2002 and 2001, we recorded $7.3 million and $2.1 million, respectively, in losses associated with securitized transactions in accumulated other comprehensive loss (a component of shareholders’ equity). We recognized net hedging gains or losses on securitized transactions of ($11.3) million, ($8.7) million and $3.2 million for the years ended June 30, 2002, 2001 and 2000, respectively. These hedging costs are reported in the gain on sale of financing transactions.

Foreign Exchange Forward Contracts—We have international operations and foreign currency exposures at some of these operations due to lending in local currencies. As a general practice, we have not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars. Foreign exchange forward contracts are used to hedge the amount receivable to the U.S. parent for specific portfolios in Euros. At June 30, 2002, we held no open positions in forward exchange forward contracts. At June 30, 2001, we had a $5.1 million forward contract for Euros. In fiscal years 2002 and 2001, we recognized $1.2 million and $1.6 million, respectively, in gains in cumulative translation adjustments on our foreign exchange contracts. These foreign exchange forward contracts are accounted for as hedges of foreign currency.

Note 28.    Segment Reporting

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

•	Asset-backed financing (including lease lines of credit) to emerging growth companies;
•	Respiratory services and
•	Miscellaneous financial advisory services, corporate income and overhead allocations.

The following information reconciles our reportable segment information to the consolidated financial statement totals:

	Year Ended June 30, 2002
	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets (2)
	(in thousands of dollars)
Equipment financing	$104,600	$69,021	$13,501	$1,052,093
Medical receivables financing	29,642	14,332	2,304	277,920
Corporate and all other	5,484	2,306	(19,893)	89,307

Consolidated total	$139,726	$85,659	$(4,088)	$1,419,320

	Year Ended June 30, 2001
	Total Finance and Other Income (1)	Interest Expense	Net Earnings	Net Financed Assets (2)
	(in thousands of dollars)
Equipment financing	$98,161	$70,700	$11,423	$940,502
Medical receivables financing	33,863	19,898	3,688	248,367
Corporate and all other	8,553	4,068	3,324	60,109

Consolidated total	$140,577	$94,666	$18,435	$1,248,978

	Year Ended June 30, 2000
	Total Finance and Other Income (1)	Interest Expense	Net Earnings	Net Financed Assets (2)
	(in thousands of dollars)
Equipment financing	$92,294	$56,308	$12,176	$845,446
Medical receivables financing	31,734	19,759	2,328	250,971
Corporate and all other	21,575	2,876	8,938	61,113

Consolidated total	$145,603	$78,943	$23,442	$1,157,530

(1)	Includes Corvis deferred loan fees.

(2)	Net financed assets represents the earning assets. It is comprised of the following line items on the balance sheet:

•	The net investment in direct financing leases and notes secured by equipment or medical receivables,
•	Retained interests in securitizations and
•	Building and equipment on operating leases.

Net financed assets includes $6.8 million in contracts at June 30, 2002 in three countries (Turkey—$3.4 million, Singapore—$0.3 million and Germany—$3.1 million) for equipment redeployed with another user on similar terms during the subsequent 90 days that have been reclassified to repossessed assets in the accompanying consolidated balance sheet.

Goodwill is assigned to the reporting unit that generated it. Goodwill additions during fiscal year 2002 of $19.3 million were related to the acquisition of Valley, which was recorded in the corporate and all other segment. As of June 30, 2002, the equipment financing, medical receivables financing and the corporate and all other segments had goodwill balances of $6.1 million, $0 and $22.0 million, respectively.

For management reporting purposes, the effects of initial direct costs (“IDC”) as defined in paragraph 24 of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, are not considered when assessing the performance of business segments. Therefore, all aspects of IDC (IDC offset, IDC asset and IDC amortization) are allocated to the corporate and all other segment.

For segment reporting, management elects to require each unit to maintain an allowance for losses on receivables based on a ratio of net financed assets. The provision for losses on receivables reflects the required amount to maintain the allowance ratio and their portfolios’ net charge-offs. The corporate and all other segment is the balancing segment for the remaining provision for losses, which will reflect variances in the overall allowance ratio.

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

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for years ended and as of June 30, 2002, 2001 and 2000 by geographic area are as follows:

	Year ended June 30, 2002
	Total Finance and Other Income		Net Financed Assets
	(in thousands of dollars)
United States	$103,426		$1,057,789
International	36,300	(1)	361,531	(2)

Total	$139,726		$1,419,320

	Year ended June 30, 2001
	Total Finance and Other Income	Net Financed Assets
	(in thousands of dollars)
United States	$106,937	$932,169
International	33,640	316,809

Total	$140,577	$1,248,978

	Year ended June 30, 2000
	Total Finance and Other Income	Net Financed Assets
	(in thousands of dollars)
United States	$117,567	$871,371
International	28,036	286,159

Total	$145,603	$1,157,530

(1)
The following countries whose net financed assets were 1% or more of total net financed assets had finance income of: Brazil ($13,198), the United Kingdom ($3,188), Italy ($2,520), Turkey ($2,196), Australia ($1,298) and Germany ($976).

(2)
Included in this amount are the following countries whose net financed assets were 1% or more of total net financed assets: Brazil ($121,353), the United Kingdom ($49,944), Italy ($35,995), Turkey ($23,893), Australia ($17,093) and Germany ($15,039).

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for years ended June 30, 2002, 2001 and 2000. In addition, no single foreign country accounts for 10% or more of revenue for the year ended June 30, 2002.

Note 29.    Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the fiscal years ended June 30, 2002 and 2001:

	Fiscal Year 2002
	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands of dollars except per share data)
Finance and other income	$31,585	$34,139	$33,959	$40,043
Loss on Argentine contract redenomination (1)	—	—	13,747	(1,705)
Loss on investment impairment (2)	—	—	16,594	1,065
Net operating income (loss)	21,517	23,189	(8,084)	14,743
Earnings (loss) before minority interest, equity in net gain (loss) of investees, and benefit from (provision for) income taxes	10,884	10,351	(19,556)	(8,073)

Net earnings (loss) (3)	6,160	6,273	(9,242)	(7,279)
Net earnings (loss) per common and common equivalent share—basic	$0.43	$0.44	$(0.64)	$(0.50)

Net earnings (loss) per common and common equivalent share—diluted	$0.40	$0.41	$(0.64)	$(0.50)

	Fiscal Year 2001
	Three Months Ended
	September 30	December 31	March 31	June 30
	(in thousands of dollars except per share data)
Finance and other income (4)	$33,346	$40,617	$33,531	$33,083
Gain (loss) on revaluation of Corvis warrants	15,000	(12,988)	—	—
Net operating income	24,484	12,172	18,870	19,794
Earnings before minority interest, equity in net income (loss) of investees, and provision for income taxes	12,032	2,219	9,212	9,600
Net earnings	6,482	1,243	4,952	5,758

Net earnings per common and common equivalent share—basic	$0.46	$0.09	$0.35	$0.40

Net earnings per common and common equivalent share—diluted	$0.42	$0.09	$0.33	$0.38

(1)	See Note 4.
(2)	See Note 7.
(3)	Included in the net loss for the quarter ended June 30, 2002 was a loss of $2.1 million related to the consolidation of Valley Health Group, Inc. (see Note 25).
(4)	Restated for the gain on revaluation of Corvis warrants and loss on impairment of repossessed assets.

Note 30.    Subsequent Events

Subsequent to year-end, the Brazilian Real devalued approximately 40% against the U.S. Dollar. We do not have a substantial asset position denominated in Real, however we do have a substantial U.S. Dollar denominated receivable portfolio to borrowers in the country of Brazil. As the majority of our borrowers in the country of Brazil conduct business in the Brazilian Real, the devaluation of the Real against the U.S. Dollar threatens their ability to sustain their debt service as a substantially increased amount of local currency must be used to make recurring U.S. Dollar debt payments. As of June 30, 2002 we have $123.6 million of receivables in the country, of which $44.8 million are securitized. The related allowance for losses for these contracts is $3.2 million. We will continue to actively manage its Brazilian portfolio in order to minimize any potential collectibility impact.

On September 13, 2002, U.S. Diagnostic, Inc. (“USD”), an owner and operator of approximately 21 diagnostic imaging centers, and a customer of DVI, filed for Chapter 11 bankruptcy protection. USD signed an agreement to sell its diagnostic imaging business to DVI or its designee. This agreement is subject to approval by the bankruptcy court. DVI intends to assign its purchase rights under the agreement to PresGar Medical Imaging, Inc., a privately held company that owns and operates a number of diagnostic imaging centers in various locations around the country. The sale will be for an aggregate purchase price of approximately $14.0 million in cash and the assumption of USD liabilities, including approximately $30.0 million to DVI. PresGar will acquire substantially all of the assets of these USD centers. DVI does not anticipate recognizing a loss on USD receivables due DVI.

On September 17, 2002, management approved plans for the DVI Business Credit subsidiary to be relocated from Newport Beach, CA to our headquarters in Jamison, PA. The relocation is expected to take place over the next several quarters and is to be completed by the end of fiscal year 2003. Costs associated with the relocation are estimated to be $1.4 million, which will be expensed as incurred.

***

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company’s directors is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than October 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information regarding the Company’s Executive Officers is set forth in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than October 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than October 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed not later than October 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    List of Documents filed as part of this Report:

(1)    Financial Statements:

See Index to Consolidated Financial Statements included as part of this Form 10-K on Page 44.

(2)    Financial Statement Schedules:

Schedule Number	Description	Page Number
II.	Amounts Receivable from Certain Related Parties	99

All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

(3)    Exhibits:

See Index to Exhibits of this Form 10-K on Pages 100-102.

(b)    Reports on Form 8-K:

There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DVI, INC.
(Registrant)

Date: October 15, 2002	By /s/ MICHAEL A. O’HANLON
Michael A. O’Hanlon President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Financial Officer:

/s/ STEVEN R. GARFINKEL Steven R. Garfinkel	Executive Vice President and Chief Financial Officer	October 15, 2002

Principal Accounting Officer:

/s/ JOHN P. BOYLE John P. Boyle	Vice President and Chief Accounting Officer	October 15, 2002

Directors	Date		Date

/s/ GERALD L. COHN Gerald L. Cohn	October 15, 2002	/s/ MICHAEL A. O’HANLON Michael A. O’Hanlon	October 15, 2002

/s/ WILLIAM S. GOLDBERG William S. Goldberg	October 15, 2002	/s/ HARRY T. J. ROBERTS Harry T. J. Roberts	October 15, 2002

/s/ JOHN E. MCHUGH John E. McHugh	October 15, 2002	/s/ NATHAN SHAPIRO Nathan Shapiro	October 15, 2002

Officer’s Certificate

I, Michael A. O’Hanlon, certify that:

(1)	I have reviewed this annual report on Form 10-K of DVI, Inc.;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)
Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    October 15, 2002
/s/    MICHAEL A. O’HANLON
Name:    Michael A. O’Hanlon
Title:      Chief Executive Officer and President

Officer’s Certificate

I, Steven R. Garfinkel, certify that:

(1)	I have reviewed this annual report on Form 10-K of DVI, Inc.;

(2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)
Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    October 15, 2002

By:	/s/ STEVEN R. GARFINKEL
Name: Steven R. Garfinkel Title: Executive Vice President and Chief Financial Officer

Officers’ Certificate
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned officers of DVI, Inc., a Delaware corporation (the “Company”), hereby certifies that (i) the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods indicated.

Date:    October 15, 2002

By:	/s/ MICHAEL A. O’HANLON
Name: Michael A. O’Hanlon Title: Chief Executive Officer and President

By:	/s/ STEVEN R. GARFINKEL
Name: Steven R. Garfinkel Title: Executive Vice President and Chief Financial Officer

DVI, INC. AND SUBSIDIARIES

SCHEDULE II—AMOUNTS RECEIVABLE FROM CERTAIN RELATED PARTIES

Name of Debtor	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Year ended June 30, 2002:

Michael A. O’Hanlon	$524,225	$29,425	$19,125	$534,525
Anthony J. Turek	6,018	—	975	5,043
Richard Miller	156,750	8,975	9,000	156,725

Total	$686,993	$38,400	$29,100	$696,293

Year ended June 30, 2001:

Michael A. O’Hanlon	$524,550	$79,100	$79,425	$524,225
Anthony J. Turek	250,607	132,909	377,498	6,018
Richard Miller	154,500	9,000	6,750	156,750

Total	$929,657	$221,009	$463,673	$686,993

Year ended June 30, 2000:

Michael A. O’Hanlon	$516,000	$37,650	$29,100	$524,550
Anthony J. Turek	165,982	96,452	11,827	250,607
Richard Miller	152,250	9,000	6,750	154,500
Stuart Murray	78,155	—	78,155	—

Total	$912,387	$143,102	$125,832	$929,657

Year ended June 30, 1999:

Michael A. O’Hanlon	$295,000	$221,000	$—	$516,000
Mark H. Idzerda	220,000	—	220,000	—
Anthony J. Turek	35,000	130,982	—	165,982
Richard Miller	—	152,250	—	152,250
Stuart Murray	—	78,155	—	78,155

Total	$550,000	$582,387	$220,000	$912,387

Year ended June 30, 1998:

Michael A. O’Hanlon	$285,000	$10,000	$—	$295,000
Mark H. Idzerda	220,000	—	—	220,000
Anthony J. Turek	—	35,000	—	35,000

Total	$505,000	$45,000	$—	$550,000

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (12)
3.2	By-laws of the Company and Amendment to By-Laws of the Company dated April 17, 1996. (2)
4.1	Form of Common Stock Certificate. (3)
4.2	Form of Global Note representing Senior Notes due 2004. (4)
4.3	Indenture dated January 27, 1997 between the Company and the Trustee. (4)
4.4	First Supplemental Indenture dated January 30, 1997 with respect to the Senior Notes between the Company and the Trustee. (4)
4.5	Form of Global Note representing Senior Notes due 2004. (5)
4.6	Supplemental Indenture dated December 23, 1998 with respect to the Senior Notes between the Company and the Trustee. (5)
4.7	Asset Backed Exchangeable Term Note due November 30, 2004 issued by the Company to Deephaven/JE Matthew I, LLC (17)
10.1	DVI Financial Services Inc. Employee Savings Plan. (6)
10.2	Purchase Agreement dated as of October 22, 1991, by and among DMR Associates, L.P., HIS Acquisition, Inc. and DVI Financial Services Inc. (7)
10.3	Amendment No. 1 to the MEFC Agreement dated as of June 1995. (9)
10.4	Joint Venture Agreement dated November 10, 1995 among Philips Medical Systems International B.V., the Company and Philadelphia International Equities, Inc. (10)
10.5
Shareholders’ Agreement dated as of April 27, 1998 by and among DVI International, Inc. (the Company’s wholly owned subsidiary), International Finance Corporation, Nederlandse Financierings-Maatschappij voor Ontwikkelinglarden N.V., Philadelphia International Equities Inc. and MSF Holding Ltd. (11)

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

10.16	DVI, Inc. Severance Pay Plan (16)
10.17	Registration Rights Agreement among the Company and the Purchasers listed therein relating to the Company’s Convertible Subordinated Notes due 2004, dated as of August 1, 2001. (17)
10.18	Securities Purchase Agreement by and among the Company, DVI Financial Services Inc. and Deephaven/JE Matthews I, LLC, dated as of June 29, 2001. (17)
10.19	Amendment No. 1 to Securities Purchase Agreement. (17)
10.20
Amendment to Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September 30, 1998) among Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V., MSF Holding Ltd, Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., MSF/HSF Argentina S.A. dated July 19, 2001. (17)

10.21
Second Amendment to Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September 30, 1998) among International Finance Corporation, MSF Holding Ltd, Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A., MSF/HSF Argentina S.A. dated August 18, 2000. Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. signed a substantially identical agreement with the same parties (other than International Finance Corporation) as of the same date. (17)

10.22
Amendment to Amended and Restated Investment Agreement dated April 27, 1998 (amended and restated September 30, 1998) among International Finance Corporation, MSF Holding Ltd, Medical Systems Finance S.A., Estolur S.A., Healthcare Systems Finance S.A. and MSF/HSF Argentina S.A. dated June 28, 2001. (17)

10.23	Warrant to Purchase DVI, Inc. Common Stock between Deephaven/JE Matthews and DVI, Inc. dated August 20, 2001. (17)
10.24	Note Exchange Agreement among DVI, Inc. and the Noteholders listed therein related to the Company’s Convertible Subordinated Notes due 2004, dated August 1, 2001. (17)
10.25	Independent Auditors’ Consent (1)

EXHIBIT INDEX (CONCLUDED)

Exhibit Number	Description
21	Subsidiaries of the Registrant. (1)
24	Power of Attorney. (4)

1.	Filed herewith.
2.	Filed previously as an Exhibit to the Company’s Form 10-Q for the quarter ended March 31, 1997 and by this reference incorporated herein.
3.	Filed as an Exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 33-84604) and by this reference incorporated herein.
4.	Filed previously as an Exhibit to the Company’s Current Report on Form 8-K dated January 27, 1997 and by this reference incorporated herein.
5.	Filed previously as an Exhibit to the Company’s Current Report on Form 8-K dated December 23, 1998 and by this reference incorporated herein.
6.	Filed previously as an Exhibit to the Company’s Registration Statement on Form S-18 (Registration No. 33-8758) and by this reference incorporated herein.
7.	Filed previously as an Exhibit to the Company’s Form 10-K (File No. 0-16271) for the year ended June 30, 1990 and by this reference incorporated herein.
8.	Filed previously as an Appendix to the Company’s Consent Statement dated as of December 29, 1994 and by this reference incorporated herein.
9.	Filed previously as an Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-60547) and by this reference incorporated herein.
10.	Filed previously as an Exhibit to the Company’s Form 10-K (File No. 0-16271) for the year ended June 30, 1996 and by this reference incorporated herein.
11.	Filed previously as an Exhibit to the Company’s Form 10-K (File No. 0-16271) for the year ended June 30, 1998 and by this reference incorporated herein.
12.	Filed previously as an Exhibit to the Company’s Form 10-Q for the quarter ended December 31, 1998 and by this reference incorporated herein.
13.	This Exhibit is not being filed herewith because it is substantially identical to Exhibit 10.14 in all material respects except as to the parties thereto.
14.	This Exhibit is not being filed herewith because it is substantially identical to Exhibit 10.17 in all material respects except as to the parties thereto.
15.	Filed previously as an Exhibit to the Company’s Form 10-K (File No. 0-16271) for the year ended June 30, 1999 and by this reference incorporated herein.
16.	Filed previously as an Exhibit to the Company’s Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
17.	Filed previously as an Exhibit to the Company’s Form 10-K (File No. 0-16271) for the year ended June 30, 2001 and by this reference incorporated herein.