Form 10-Q
period 2002-09-30
DVI INC
filed 2002-11-13
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

or

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

Common stock, $.005 par value – 15,154,421 shares as of October 31, 2002.

DVI, INC. AND SUBSIDIARIES

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

Assets

(in thousands of dollars except share data)	September 30, 2002	June 30, 2002

Cash and cash equivalents	$18,847	$11,400
Restricted cash and cash equivalents	105,272	98,220
Accounts receivable	45,313	58,051
Investments	17,350	17,461
Contract receivables:
Investment in direct financing leases, notes and medical receivables:
Receivables in installments	1,151,023	1,158,545
Receivables and notes - related parties, net	27,422	29,321
Net notes collateralized by medical receivables	280,706	275,463
Residual valuation	25,268	22,547
Unearned income	(135,003)	(133,175)

Net investment in direct financing leases, notes and medical receivables	1,349,416	1,352,701
Less: Allowance for losses on receivables	(26,692)	(25,628)

Net contract receivables	1,322,724	1,327,073
Retained interests in securitizations	56,150	47,831
Servicing rights	15,592	15,296
Repossessed assets	19,588	18,112
Building and equipment on operating leases (net of accumulated depreciation of $6,112 and $6,096, respectively)	10,819	11,965
Fixed assets (net of accumulated depreciation of $7,294 and $6,600, respectively)	9,844	10,057
Goodwill (net of accumulated amortization of $4,227 and $4,227, respectively)	28,718	28,160
Other assets	26,786	28,419

Total assets	$1,677,003	$1,672,045

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders’ Equity (unaudited)

(in thousands of dollars except share data)	September 30, 2002	June 30, 2002

Accounts and equipment payables	$91,736	$88,442
Accrued expenses and other liabilities	89,012	84,765
Borrowings under warehouse facilities	367,999	315,278
Long-term debt:
Discounted receivables (primarily limited recourse)	507,369	571,368
9 7/8% Senior notes due 2004	155,000	155,000
Other debt	134,987	129,820
Convertible subordinated notes	37,750	38,750

Total long-term debt	835,106	894,938

Deferred income taxes	54,740	55,567

Total liabilities	1,438,593	1,438,990
Commitments and contingencies
Minority interest in consolidated subsidiaries	3,330	3,410
Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares; outstanding 14,827,445 and 14,690,457 shares, respectively	74	73
Additional capital	144,617	143,077
Retained earnings	101,917	96,844
Accumulated other comprehensive loss	(11,528)	(10,349)

Total shareholders’ equity	235,080	229,645

Total liabilities and shareholders’ equity	$1,677,003	$1,672,045

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,

(in thousands of dollars except share data)	2002	2001

Finance and other income:
Amortization of finance income (includes income from related parties of $0 and $632, respectively)	$26,910	$27,808
Other income	8,970	3,777

Total finance and other income	35,880	31,585
Interest expense	20,839	22,078

Net interest and other income	15,041	9,507
Provision for losses on receivables	3,582	2,557
Loss on impairment of repossessed assets	234	325

Net interest and other income after provision for losses	11,225	6,625
Net gain on sale of financing transactions	13,566	14,892

Net operating income	24,791	21,517
Selling, general and administrative expenses	14,760	10,633

Earnings before minority interest, equity in net gain (loss) of investees, and provision for income taxes	10,031	10,884
Minority interest in net loss of consolidated subsidiaries	154	267
Equity in net gain (loss) of investees	(28)	11
Provision for income taxes	(5,084)	(5,002)

Net earnings	$5,073	$6,160

Net earnings per share:
Basic	$0.34	$0.43

Diluted	$0.33	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

	Common Stock $.005 Par Value		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

(in thousands of dollars except share data)	Shares	Amount

Balances at June 30, 2001	14,337,104	$72	$136,795	$100,932	$(15,574)	$222,225
Net loss				(4,088)		(4,088)
Realized impairment loss on available-for-sale securities (net of deferred taxes of $4,961)					9,176	9,176
Unrealized loss on available-for-sale securities (net of deferred taxes of $153)					(282)	(282)
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $2,150)					(3,215)	(3,215)
Currency translation adjustment					(454)	(454)

Comprehensive income						1,137
Issuance of common stock upon exercise of exchange rights	143,365		2,421			2,421
Issuance of common stock upon exercise of stock options	209,988	1	3,016			3,017
Non-employee stock option/warrant grants			845			845

Balances at June 30, 2002	14,690,457	73	143,077	96,844	(10,349)	229,645
Net income				5,073		5,073
Unrealized loss on available-for-sale securities (net of deferred taxes of $22)					(41)	(41)
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $805)					(1,205)	(1,205)
Currency translation adjustment					67	67

Comprehensive income						3,894
Issuance of common stock upon exercise of exchange rights	42,649		576			576
Conversion of subordinated notes	94,339	1	999			1,000
Exercise of exchange rights			288			288
Non-employee stock option/warrant grants			(323)			(323)

Balances at September 30, 2002	14,827,445	$74	$144,617	$101,917	$(11,528)	$235,080

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended September 30,

(in thousands of dollars)	2002	2001

Cash flows from operating activities:
Net earnings	$5,073	$6,160

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,681	6,850
Provision for losses on receivables	3,582	2,557
Net gain on sale of financing transactions	(13,566)	(14,892)
Other, net	(107)	(278)
Receivables originated or purchased	(239,328)	(277,644)
Portfolio receipts net of amounts included in income and proceeds from sale of financing transactions	248,719	220,341
Net increase in notes collateralized by medical receivables	(5,243)	(5,192)
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(7,052)	(3,166)
Accounts receivable	10,184	6,887
Other assets	(4,570)	(11,149)
Increases (decreases) in:
Accounts payable	8,412	21,305
Accrued expenses and other liabilities	(7)	815
Deferred income taxes	(805)	(1,643)

Total adjustments	8,900	(55,209)

Net cash provided by (used in) operating activities	13,973	(49,049)

Cash flows from investing activities:
Building and equipment on operating leases	(370)	—
Fixed asset additions	(356)	(501)

Net cash used in investing activities	(726)	(501)

Cash flows from financing activities:
Borrowings under warehouse facilities, net of repayments	52,721	57,534
Borrowings under long-term debt	16,579	35,806
Repayments on long-term debt	(75,011)	(42,061)

Net cash provided by (used in) financing activities	(5,711)	51,279

Effect of exchange rate changes on cash and cash equivalents	(89)	219

Net increase in cash and cash equivalents	7,447	1,948
Cash and cash equivalents, beginning of period	11,400	11,013

Cash and cash equivalents, end of period	$18,847	$12,961

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (concluded)

	Three Months Ended September 30,

(in thousands of dollars)	2002	2001

Cash paid during the period for:
Interest	$21,521	$21,954

Income taxes, net of refunds	$1,047	$198

Supplemental disclosures of noncash transactions:

For the quarter ended September 30, 2002, the exercise of exchange rights in lieu of interest and principal payments on a long-term note was $576,199.

For the quarter ended September 30, 2002, $1,000,000 of Convertible subordinated notes was converted into common stock.

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

In this discussion, the terms “DVI”, the “Company”, “we”, “us” and “our” refer to DVI, Inc. and its subsidiaries, except where it is made clear that such terms mean only DVI, Inc. or an individual subsidiary.

Note 1.   Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our latest annual report filed on Form 10-K for the fiscal year ended June 30, 2002.

In the opinion of management, the unaudited consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the interim periods presented.  The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2003.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three month period ended September 30, 2002.

Note 2.   Accounts Receivable

The following represents a summary of the major components of accounts receivable:

(in thousands of dollars)	September 30, 2002	June 30, 2002

Servicer advances/refunds	$19,178	$18,229
Interest receivable	8,743	9,658
Receivable from sale of stock (1)	4,804	4,914
Respiratory services (2)	3,120	3,119
Receivable from securitized pools	2,958	4,072
Dividends receivable	1,613	1,500
Amounts due from purchased portfolio	676	3,562
Portfolio advances	349	2,903
Receivable from loan payoffs	—	2,953
Fees receivable	—	2,800
Miscellaneous	3,872	4,341

Total accounts receivable	$45,313	$58,051

(1) Related to the sale of DVI Ohio as discussed in our June 30, 2002 Form 10-K. (2) Related to the consolidation of Valley Health Group, Inc. as discussed in our June 30, 2002 Form 10-K.

Note 3.   Allowance for Losses on Receivables

The following is an analysis of the allowance for losses on receivables:

	Three Months Ended September 30,

(in thousands of dollars)	2002	2001

Balance, beginning of period	$25,628	$15,933
Provision for losses on receivables	3,582	2,557
Estimated loss associated with the repurchase of off-balance sheet contracts	73	688
Cumulative translation adjustment	18	—
Net charge-offs	(2,609)	(2,503)

Balance, end of period	$26,692	$16,675

Prior to the early adoption of SOP 01-06, we recorded our estimate of probable credit losses for off-balance sheet contracts in our retained interest.  When contracts were repurchased from an off-balance sheet securitization, we determined what portion of the loss assumption inherent in the retained interest, if any, was needed in the on-balance sheet allowance for losses on receivables.  During the first three months of fiscal year 2002, $688,000 was reclassified from retained interest to the allowance for losses on receivables.  The guidance provided under this SOP now requires that we record estimates of probable off-balance sheet credit losses in a liability account.  Our loss allowance liability account is included on the balance sheet under accrued expenses and other liabilities.  For the three months ended September 30, 2002, we reclassified $73,000 from the loss allowance liability account to the allowance for losses on receivables.

The following is an analysis of the loss allowance liability:

(in thousands of dollars)	Three Months Ended September 30, 2002

Balance, beginning of period	$1,743
Additions for off-balance sheet securitizations	730
Reclassification to allowance for loss on receivables	(73)

Balance, end of period	$2,400

The following information pertains to recorded investment for impaired contracts:

	Three Months Ended September 30,

(in millions of dollars)	2002	2001

Total average recorded investment in impaired loans	$171.2	$116.7
Total recorded investment in impaired loans (1)	197.6	144.8
Amount of recorded investment for which there is a related allowance for credit losses	57.0	68.1
Amount of related allowance for credit losses	24.4	15.7
Amount of recorded investment for which there is no related allowance for credit losses	140.6	76.7
Amount of interest income recognized on impaired loans	0.7	0.5

(1)	Includes international contracts of $27.1 million and $12.5 million at September 30, 2002 and 2001, respectively.

The following information pertains to non-accrual and past due contracts as of September 30, 2002 and 2001 as part of the additional disclosure required with our adoption of SOP 01-06:

	Three Months Ended September 30,

(in millions of dollars)	2002	2001

Net Investment in loans and leases, medical receivables and operating leases:
On non-accrual status	$160.6	$82.9
Greater than 90 days with income still accruing	28.6	26.2

Included in the above figures is the following information related to international non-performing contracts:

	Three Months Ended September 30,

(in millions of dollars)	2002	2001

Net Investment in loans and leases and operating leases:
On non-accrual status	$39.1	$23.4
Greater than 90 days with income still accruing	9.2	7.5

Note 4.   Commitments and Contingencies

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

The parties to the litigation have been involved in very extensive document discovery and oral depositions.  It is anticipated that the taking of oral depositions will be completed in the latter part of November 2002.  The federal judge presiding over this case has set a trial date of February 2003.

The Company believes it will prevail in this lawsuit.

Note 5.   Reconciliation of Earnings per Share Calculation

	Three Months Ended September 30,

(in thousands except per share data)	2002	2001

Basic
Earnings available to common shareholders	$5,073	$6,160
Average common shares	14,783	14,337

Basic earnings per common share	$0.34	$0.43

Diluted
Earnings available to common shareholders	$5,073	$6,160
Effect of dilutive securities:
Convertible debentures	179	182

Diluted earnings available to common shareholders	$5,252	$6,342
Average common shares	14,783	14,337
Effect of dilutive securities, net:
Convertible debentures	1,203	1,297
Exchange rights	75	—
Options	64	172

Diluted average common shares	16,125	15,806

Diluted earnings per common share	$0.33	$0.40

Note 6.   Derivative Instruments and Hedging Activities

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

At September 30, 2002, we held the following derivative positions to manage our interest rate risk:

(in thousands of dollars)	Notional Amount	Fair Value

Cash Flow Hedges:
Interest rate swaps	$127,866	$(3,400)
Fair Value Hedges:
Interest rate swaps	$10,792	$(240)

At September 30, 2002, we had forward start interest rate swaps that were assigned to our off-balance sheet warehouse facilities with a total notional amount of $292.0 million.  The fair value of those transactions was approximately ($7.7) million.

In the next twelve months, we are forecasting to complete two domestic equipment securitizations.  When these securitizations are completed, the fair value adjustments in accumulated other comprehensive loss (a component of shareholders’ equity) will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale.  If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate.  If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate.  When the forecasted securitizations close, we currently expect $340,948 in fair value adjustments to be reclassified from accumulated other comprehensive loss into earnings.

The maximum length of time that we are hedging the exposure of our future cash flows for forecasted transactions is through April 2005.

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

At September 30, 2002, we held cross-currency interest rate swaps and forward sale contract derivative positions to limit our exposure to foreign currency movements.  Any changes in fair value are recorded in our Statement of Operations.  These derivatives do not qualify as net investment in foreign operations hedges as defined in Statement of Financial Accounting Standards (“SFAS”) No. 133.

Gains totaling $1.0 million were included in cumulative translation adjustments at September 30, 2002.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the projected change in the value of the hedged item and the projected change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable.  High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item.  We measure the effectiveness of each hedge throughout the hedge period.  Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement during each quarterly period.  When options are used for hedging, the time value of the option is excluded from this effectiveness assessment.  For the three months ended September 30, 2002, we did not record ineffectiveness related to cash flow hedges.

Accumulated Derivative Loss

The following table summarizes activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges that we held for the three months ended September 30, 2002:

(in thousands of dollars, net of deferred taxes)

Beginning balance, July 1, 2002	$(4,352)
Losses reclassified into earnings	533
Change in fair value of derivatives	(1,737)

Accumulated derivative loss included in accumulated other comprehensive loss as of September 30, 2002	$(5,556)

Note 7.   Segment Reporting

We have the following reportable segments based on the types of our financings:

•	Equipment financing, which includes:

	•	Sophisticated medical equipment financing directly to U.S. and international end users,
	•	Medical equipment contracts acquired from originators that generally do not have access to cost-effective permanent funding and
	•	“Small ticket” equipment financing.

•	Medical receivables financing, which includes:

	•	Medical receivable lines of credit issued to a wide variety of healthcare providers and
	•	Software tracking of medical receivables.

•	Corporate and all other, which includes:

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

For management reporting purposes, the effects of initial direct costs (“IDC”) as defined in paragraph 24 of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, are not considered when assessing the performance of business segments.  Therefore, all aspects of IDC (IDC offset, IDC asset, IDC amortization and IDC reduction to gross gain) are allocated to the corporate and all other segment.

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

The following information reconciles our reportable segment information to the consolidated financial statement totals:

	Three Months Ended September 30, 2002

(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets (1)

Equipment financing	$28,896	$17,451	$7,007	$1,050,115
Medical receivables financing	7,005	3,337	216	282,126
Corporate and all other	(21)	51	(2,150)	84,144

Consolidated total	$35,880	$20,839	$5,073	$1,416,385

	Three Months Ended September 30, 2001

(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets (1)

Equipment financing	$25,278	$17,623	$5,760	$985,179
Medical receivables financing	7,162	4,132	276	253,445
Corporate and all other	(855)	323	124	63,601

Consolidated total	$31,585	$22,078	$6,160	$1,302,225

(1)	Net financed assets represent the earning assets. It is comprised of the following line items on the balance sheet:

	•	The net investment in direct financing leases, notes and medical receivables,
	•	Retained interests in securitizations and
	•	Building and equipment on operating leases.

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries.  Finance and other income earned and the balances of net financed assets for the three month periods ended and as of September 30, 2002 and 2001 by geographic area are as follows:

	Three Months Ended September 30, 2002

(in thousands of dollars)	Total Finance and Other income		Net Financed Assets

United States	$26,645		$1,031,810
International	9,235	(1)	384,575	(2)

Total	$35,880		$1,416,385

	Three Months Ended September 30, 2001

(in thousands of dollars)	Total Finance and Other income	Net Financed Assets

United States	$23,215	$956,345
International	8,370	345,880

Total	$31,585	$1,302,225

(1)

The following countries whose net financed assets were 1% or more of total net financed assets had finance income of:  Brazil ($3,235), the United Kingdom ($1,072), Italy ($793), Turkey ($507), Australia ($355), Spain ($227), Germany ($203) and Singapore ($419).

(2)

Included in this amount are the following countries whose net financed assets were 1% or more of total net financed assets: Brazil ($119,086), the United Kingdom ($55,852), Italy ($37,877), Turkey ($20,063), Spain ($19,269), Australia ($15,398), Germany ($16,469) and Singapore ($24,659).

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for the three months ended September 30, 2002 and 2001.  In addition, no single foreign country accounts for 10% or more of revenue for the three months ended September 30, 2002.

Note 8.   Non-Monetary Exchanges

In fiscal year 2002, DVI obtained from U.S. Cancer Care (“USCC”), a wholly-owned subsidiary of OnCure Technologies Corporation (“OnCure”), an option (the “Option”) to purchase all of the equity ownership interest in Corpus Christi Acquisition, LLC (“CCA”), in exchange for 837,758 shares of OnCure common stock.  The Option contemplated that DVI’s option rights in CCA may be transferred to another entity, in exchange for certain preferred shares of stock in CCA once the entity obtained the ownership interests in CCA.  Effective during the quarter ended September 30, 2002, Dolphin Medical, Inc. exercised the option to purchase CCA, pursuant to the Option and a stock purchase agreement.  In exchange, DVI received non-voting, preferred shares of equity interest in CCA.  In accordance with APB Opinion No. 29, we used the fair value of the asset surrendered as the basis for the recording of our new investment in the CCA preferred shares.  Our book value of the option at the time of exchange was recorded at fair value as determined by a cash flow analysis of CCA, and thus, no gain or loss was recognized on the exchange.

Note 9.   Subsequent Events

On October 25, 2002, the United States Bankruptcy Court for the Southern District of Florida approved US Diagnostic, Inc. (USD)’s motion for the sale of 21 diagnostic imaging centers to DVI.  USD is an owner and operator of diagnostic imaging centers and a customer of DVI.  DVI has assigned its purchase rights under the agreement to PresGar Medical Imaging, Inc., a privately held company that owns and operates a number of diagnostic imaging centers in various locations around the country.  PresGar will acquire substantially all of the assets of USD.  The sale will be for an aggregate purchase price equal to approximately $14.2 million in cash and the assumption of certain USD liabilities and obligations, including approximately $30.0 million of debt owed to DVI.

As of September 30, 2002, there was $1.2 million outstanding of unexercised exchange rights.  During October 2002, all of these exchange rights were exercised, and the expense to the Company was $633,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The strategies employed by DVI and its use of warehouse and long term financing to finance its operations remain consistent with those methodologies described in our June 30, 2002 Form10-K report.  Please refer to the Liquidity and Capital Resources section of our 10-K for a full discussion of these strategies and specific detail relating to credit facilities available to the Company.

In the first fiscal quarter ending September 30, 2002, DVI announced its intention to reduce its international exposure, which should result in a reduction of our assets and liabilities internationally.  Over time, this will allow for a return of capital to the U.S. and should improve our overall liquidity.

Warehouse Facilities

To meet our requirements for increased warehouse funding, we have expanded our warehouse facilities with banks and have obtained warehouse credit facilities with investment banking firms we use for our securitizations.  At September 30, 2002, we had available an aggregate of $590.7 million under various warehouse credit facilities for medical equipment and medical receivables financing, consisting of $357.8 million available for domestic equipment contracts, $179.9 million for international contracts, and $53.0 million for medical receivables contracts.  All of our warehouse credit facilities are available on a committed basis, for which we pay a fee.  The continued availability and renewal of these facilities at maturity are dependent upon our credit quality and the adherence to financial covenants contained in these agreements.  We are required to adhere to financial covenants contained in our warehouse borrowing agreements, which include maximum levels of permitted leverage, net worth, and fixed charge coverage.

Permanent Funding Methods

Through September 30, 2002, we have completed 31 securitizations for medical equipment and medical receivables financings totaling approximately $4.4 billion, consisting of public debt issues totaling $2.7 billion and private placements of debt and contract sales totaling $1.7 billion.  We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

The total amount of assets within off-balance sheet entities at September 30, 2002 totaled $1.349 billion.

We have $327.7 million available under two credit facilities with the option to sell to each certain equipment contracts.  As of September 30, 2002, $327.2 million was sold to these facilities.

We believe that our present warehouse and permanent funding sources are sufficient to fund our current needs for our equipment and medical receivables financing businesses.

The following is an analysis of our contractual obligations and commercial commitments:

(in thousands of dollars)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$358,870	$382,564	$61,493	$32,179	$835,106
Facility leases	2,991	4,022	3,120	3,605	13,738

Total contractual cash obligations	$361,861	$386,586	$64,613	$35,784	$848,844

Financial Condition

Total shareholders’ equity increased $5.5 million to $235.1 million at September 30, 2002 from $229.6 million at June 30, 2002.  The increase was primarily due to net earnings of $5.1 million, the conversion of subordinated notes totaling $1.0 million and the issuance of common stock upon exercise of exchange rights of $0.6 million, offset by unrealized losses on derivative instruments designated as cash flow hedges of $1.2 million.

Related Parties

For the period ended September 30, 2002, related party contract receivables totaled $27.4 million. There was no amortization of finance income recorded on these contracts for the quarter ended September 30, 2002.  Related party amounts for the respective periods presented have been disclosed on the face of the financial statements. Please refer to our June 30, 2002 Form 10-K for identification and a description of the nature of these transactions.

Results of Operations

The company reported net earnings of $5.1 million, or $0.33 per diluted share, for the quarter ended September 30, 2002, as compared with net earnings of $6.2 million, or $0.40 per diluted share, in the quarter ended September 30, 2001.

Total equipment financing contracts originated, placed, and acquired totaled $270.7 million for the three months ended September 30, 2002, which was essentially flat compared to the $269.5 million recorded in the same period last year.  Both the domestic and international new business volumes changed little from the levels a year ago.  New commitments in our medical receivables business were $7.4 million for the three months ended September 30, 2002 compared to $58.7 million in same period last year.  The combination of a somewhat weaker economic environment and increased competition led partly to the decline.  The medical receivables business also experienced a temporary loss of momentum during the first fiscal quarter after the announcement of moving its headquarters location from Newport Beach, California to DVI’s corporate headquarters in Jamison, Pennsylvania.  An increase in the level of new commitments in future quarters is anticipated once the move is completed.  The medical receivables business move to Jamison is expected to produce synergies and cross-selling opportunities with our core equipment financing business.

Net financed assets increased 8.8% to $1.416 billion at September 30, 2002 when compared to the total as of September 30, 2001 and was essentially flat with the level at June 30, 2002.  Not included in net financed assets were the contracts sold under securitization transactions but still serviced by us, which increased 19.3% to $1.349 billion as of September 30, 2002 from the level a year ago.  Compared to June 30, 2002, the level of contracts sold under securitization transactions but still serviced by us grew 0.5%.  Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.657 billion as of September 30, 2002, representing an 11.8% increase over the total as of September 30, 2001.  Compared to June 30, 2002, managed net financed assets declined by $7.5 million.

The following represents a summary of the components of net financed assets:

(in thousands of dollars)	September 30, 2002	June 30, 2002

Receivables in installments (1)	$1,151,023	$1,165,368
Receivables and notes – related parties, net	27,422	29,321
Net notes collateralized by medical receivables	280,706	275,463
Residual valuation	25,268	22,547
Unearned income	(135,003)	(133,175)
Retained interests in securitizations	56,150	47,831
Building and equipment on operating leases, net	10,819	11,965

Net financed assets	$1,416,385	$1,419,320

(1)

Receivables in installments at June 30, 2002 includes $6.8 million in contracts from three countries (Turkey - $3.4 million, Singapore - $0.3 million and Germany - $3.1 million) for equipment redeployed with another user on similar terms that have been reclassified to repossessed assets during the three months ended September 30, 2002.

Medical receivable commitments at September 30, 2002 totaled $563.9 million, representing an increase of $47.8 million, or 9.3%, from the commitment level one year earlier and was down $16.9 million or 2.9% from the level at June 30, 2002.  Net medical receivables funded at September 30, 2002 totaled $280.7 million, an increase of $25.3 million or 9.9% from the total as of September 30, 2001 and an increase of $5.2 million or 1.9% compared to June 30, 2002.  The net medical receivables funded as a percent of the total commitment level at September 30, 2002 was 49.8%, compared to 49.5% at September 30, 2001 and 47.4% at June 30, 2002.

Amortization of finance income totaled $26.9 million for the three months ended September 30, 2002 compared to $27.8 million reported in the same period last year.  The overall decrease was the result of lower market interest rates and a higher level of non-accruing assets.  Changes in market rates influence portions of the portfolio that have short-term interest rate reset characteristics and have a weighted impact on the average portfolio yield when new business is originated at yields different from the existing portfolio.  The effect of the lower average portfolio yield, which declined to 7.0% from 8.2% last year, reduced the amortization of finance income by $4.5 million.  Of this, approximately $1.5 million can be attributed to the higher level of non-accruing assets, which increased on average $67.7 million compared to the level a year ago.  In general, the rise in non-accruing assets is related to the effects of the economy.  Excluded from the yield calculation is $1.3 million of finance income recognized during the quarter on a deeply-discounted contract receivable portfolio in Latin America.  An increase to finance income was provided by a higher average net financed asset balance, which was up $112.1 million.  This added $2.3 million to amortization of finance income.  On average, net financed assets totaled $1.467 billion in the quarter just ended.

Other income totaled $9.0 million in the quarter ended September 30, 2002 compared to $3.8 million last year.  Valley contributed $2.5 million to the fiscal first quarter other income.  Also included in the current quarter was a $2.8 million prepayment penalty fee received from a customer who was acquired by another company and as a result paid down their outstanding lease balance ahead of schedule.  In the first quarter of the prior fiscal year, we received a one-time payment of $0.4 million related to the sale of an imaging center in which we had an interest and $0.2 million of income realized from forfeited deposits.  Outside of these items, the remaining balance of other income increased $0.4 million or 12.7%.  Increased fee generation in the medical receivables business including origination fees, commitment fees and over-advance fees, combined with higher late fees and net service fees provided the improvement year-over-year.  In general, these increases are due to both the continued growth of the Company and to a more assertive practice of collecting fees.

Similar to the amortization of finance income, interest expense is influenced by the change in the level of market interest rates and the change in the level of the average balances that accrue interest.  For the quarter ended September 30, 2002, interest expense was down $1.2 million to $20.8 million from $22.0 million during the same period of the last fiscal year.  The rate on the average level of interest bearing debt was 6.3% versus 7.6% last year.  Here again, as with the amortization of finance income, the change in market rates influences portions of the interest-bearing liabilities portfolio that has short-term interest rate reset characteristics and has the weighted impact on the average portfolio rate when changes in borrowing amounts are at different rates than that of the existing portfolio.  The impact of the lower interest-bearing liabilities rate was a reduction to interest expense of $4.1 million.  Higher average interest-bearing liabilities of $150.9 million, however, raised borrowing costs by $2.9 million.  The increase in the level of borrowing was used to fund the higher level of the net financed assets mentioned earlier.

The net gain on sale of financing transactions decreased 8.9% to $13.6 million for the quarter ended September 30, 2002, representing 8.2% of the $165.9 million in contracts sold.  In last year’s first fiscal quarter we recognized a gain of $14.9 million, or 9.4% of the $158.5 million in contracts sold.  The decrease in gain of $1.3 million is mainly due to a decline in the spreads earned in the securitization market compared to a year ago.  We used a credit loss assumption of 0.40% within the determination of our gain on sale.  In addition, each quarter we perform impairment analyses of our retained interest and servicing rights by analyzing the current adequacy of the key assumptions and by reassessing the anticipated cash flows resulting from the retained interests.  As of September 30, 2002, we determined that there were no impairments in the carrying values of retained interests and servicing rights.

Net selling, general and administrative expenses (“SG&A”) totaled $14.8 million for the quarter ended September 30, 2002.  Valley contributed $2.3 million to the current quarter’s expense.  Outside of the expenses related to Valley, the remaining balance of SG&A in the current quarter was higher by $1.8 million, or 17.2%, compared to the first quarter last year.  Areas of high growth include staff expenses, employee benefit costs which have been affected by rising medical insurance premiums, higher consulting and legal collection costs related to the resolution of loan delinquencies, increased equipment costs related to new computer software and equipment, higher property tax due to a one-time expense associated with a disposed contract, and currency exchange losses connected mostly to our Latin American operations.

Excluding Valley, the average staffing levels grew by 12.9 employees, or 3.4% when compared to the level a year ago.  Partially offsetting these increased costs were lower travel and lodging costs.

The allowance for losses on receivables was $26.7 million at September 30, 2002, or 1.88% of net financed assets, compared to $25.6 million at June 30, 2002, which represented 1.81% of net financed assets at that time.  The increase in the allowance was based on our assessment of probable credit losses at September 30, 2002 compared to the assessment at the end of the previous quarter.

Net charge-offs for the quarter ended September 30, 2002 were $2.6 million compared with $2.5 million for the same period in the prior year.  Included in these net charge-off figures are recoveries on receivables previously charged off, which totaled $0.3 million and $0.1 million for the quarters ended September 30, 2002 and 2001, respectively.  The provision for losses on receivables charged to our Statement of Operations for the quarter ended September 30, 2002 was $3.6 million compared with $2.6 million for the same period in the prior year.

During the quarter, the Brazilian Real devalued approximately 40% against the U.S. Dollar.  We do not have a substantial asset position denominated in Real; however, we do have a substantial U.S. Dollar denominated receivables portfolio to borrowers in the country of Brazil.  As the majority of our borrowers in the country of Brazil conduct business in the Brazilian Real, the devaluation of the Real against the U.S. Dollar threatens their ability to sustain their debt service as a substantially increased amount of local currency must be used to make recurring U.S. Dollar debt payments.  As of September 30, 2002, we had $121.9 million of receivables in the country, of which $40.2 million are securitized.  The related allowance for losses for these contracts at quarter end was $1.9 million.  We will continue to actively manage the Brazilian portfolio in order to minimize any potential collectibility impact.

The provision for income taxes increased 1.6% to $5.1 million.  The effective tax rate for the three months ended September 30, 2002 was 50.7%.  This effective rate is higher than the U.S. statutory rate of 35%.  State income taxes, foreign withholding taxes (which are not affected by a decrease in pre-tax earnings) and our inability to record a tax benefit for some of our foreign losses all increase the effective rate.

Business Segments

Equipment Financing

Net earnings for the quarter ended September 30, 2002 was $7.0 million compared to $5.8 million in the same the quarter last year.  Net financed assets increased $64.9 million to $1.050 billion at September 30, 2002 from $985 million as of September 30, 2001.

Amortization of finance income increased $0.4 million from the prior year.  Average net financed assets increased $106.0 million contributing $2.3 million to finance income; however, a decline in the overall yield earned reduced finance income by $3.2 million.  The average yield for the three months ended September 30, 2002 was 7.7% compared to 8.8% in last year’s first quarter.  The lower yield resulted from an increase in non-accruing assets and a decline in market rates.  On average, non-accruals increased $70.4 million year-to-year, negatively affecting income by approximately $1.6 million.  In general, the rise in non-accruing assets is related to the effects of the economy.  Excluded from the yield calculation is the $1.3 million of finance income recognized on a deeply-discounted contract receivable portfolio that was discussed previously.

Other income increased $3.2 million from the prior year.  During the three months ended September 30, 2002, there was a $2.8 million prepayment penalty fee received from a customer who was acquired by another company and as a result paid down their outstanding lease balance ahead of schedule.  In the first fiscal quarter of the prior year, we received a one-time payment of $0.4 million related to the sale of an imaging center in which we had an interest.  The remaining balance of other income grew $0.8 million or 37.1%.  This improvement reflects a higher level of late fees and an increase in service fee income.  The higher service fee income was due to a larger off-balance sheet portfolio and an increase in the servicing rate charged.

Interest expense declined $0.2 million over the prior year.  The rate on average interest bearing debt was 6.8% during the three months ended September 30, 2002 compared with 7.9% in last year’s first quarter.  The lower rate was primarily due to the decline in market yields and, as a result, reduced interest expense by $2.8 million.  Offsetting this decrease was $2.6 million of higher interest costs related to a $134.3 million increase in average interest-bearing liabilities.  This increased liabilities balance was the product of funding a larger net financed asset portfolio.

Provision for losses decreased $0.2 million to $2.6 million from $2.8 million a year ago.  Net charge-offs in the current quarter totaled $2.6 million compared to $2.5 million last year.

Net SG&A expenses increased $1.0 million or 12.2%.  Higher staff-related expenses and currency exchange losses, primarily in our Latin America operation, contributed to the increase.  Legal expenses decreased for the quarter ended September 30, 2002 when compared to the same period of the prior year.

Medical Receivables Financing

Net earnings for the quarter ended September 30, 2002 was $0.2 million compared to net earnings of $0.3 million for the prior year.  Net financed assets at September 30, 2002 were $282.1 million, an increase of $28.7 million or 11.3% from the amount at September 30, 2001.  This increase is mainly due to a higher level of credit line commitments.  Commitments at September 30, 2002 were $563.9 million compared to $516.2 million at September 30, 2001.

Average net financed assets increased 11.8% or $31.0 million during 2003 first fiscal quarter to $293.5 million from $262.5 million in the prior year.  The amortization of finance income decreased $0.5 million from the last year’s first quarter as the variable rates in the medical receivables portfolio reset to lower market rates compared to a year ago.  The decline in income due to the lower rates was $1.2 million, while the $31.0 million increase in average net financed assets added $0.7 million to finance income.  Overall, the average portfolio yield in the quarter ended September 30, 2002 was 7.1% compared to 8.7% last year.

Other income in the current quarter totaled $1.8 million, up $0.4 million from the prior year.  The prior year results included $0.2 million of income realized on forfeited deposits.  Fees in the current quarter were higher in most categories including origination fees, commitment fees and over-advance fees.

Interest expense was lower by $0.8 million compared to the prior year.  The average rate on the segment’s interest bearing debt dropped to 5.0% from 6.9% in the preceding year’s first quarter as the market interest rates declined.  The average balance of the interest bearing debt was $267.4 million, an increase of $27.2 million from the prior year’s level.  The lower rate reduced the interest expense by $1.3 million while the increased average debt balance added $0.5 million.

Net SG&A expense for the 2003 first fiscal quarter was $3.2 million or $0.8 million higher than the 2002 first fiscal quarter.  Significantly higher staff related expenses, consulting expenses and legal expenses were the major contributors to the rise in costs.  The average number of employees in the current quarter was 67.8 compared to 64.7 in the same quarter last year.

The provision for losses on receivables was $0.1 million in both this year’s and last year’s first quarter.  There were no charge-offs during the current quarter compared to $30,000 in charge-offs during the same period of the prior year.

Corporate and All Other

For the quarter ended September 30, 2002, the Corporate and All Other segment reported a net loss of $2.2 million compared to net earnings of $0.1 million reported in the first quarter last year.

Net financed assets grew $20.5 million to $84.1 million as of September 30, 2002 from $63.6 million at September 30, 2001.  Included in this increase is $52.1 million for unexercised rights without the obligation to repurchase delinquent off-balance sheet contracts in accordance with the Removal-of-Accounts Provisions (ROAPs) under SFAS No. 140.  Offsetting the increase was $12.3 million for the elimination of the Valley contracts and receivables and a $12.3 million decline in the assisted living portfolio.  These ROAP provisions had no effect on our Statement of Operations.

Overall, finance and other income increased $0.8 million from the prior year.  Excluding the impact from Valley, finance and other income decreased $1.5 million.  Average net financed assets, excluding initial direct costs (“IDC”), decreased to $29.5 million from $51.6 million a year ago.  As a result of the lower average balance, finance income declined $0.5 million in the quarter just ended.  Within other income, net service fee income declined $0.9 million year-to-year.  Also, as explained further below, the amortization of the deferred IDC expense was higher by $0.3 million in the current quarter.

The impact of IDC was $0.2 million in the quarter ended September 30, 2002 compared to $1.1 million the prior year.  In the current quarter, the deferred expense recorded on the balance sheet totaled $15.3 million, the IDC offset (a reduction to expense and an increase to the deferred expense) was $6.0 million, the IDC reduction to the gross gain was $3.7 million and the IDC amortization (a reduction to amortization of finance income) was $2.1 million.  For first quarter last year, the deferred expense recorded on the balance sheet totaled $14.4 million, the IDC offset was $5.7 million, the IDC reduction to the gross gain was $2.8 million and the IDC amortization was $1.8 million.

Net SG&A expense increased $2.3 million when comparing the first fiscal quarter of 2003 to the same period last year.  The net SG&A expense increase related to Valley was $2.3 million.

The provision for losses was $1.3 million higher in the current quarter due to an increase in the level of the allowance for losses in the first quarter of the current fiscal year versus the first quarter of the prior year.  The corporate and all other segment reflects the total company-level provision for loss expense and allowance for losses balance (net of those amounts reported in the other two segments), and this segment's net charge-offs.

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

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates.  For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at September 30, 2002.  For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at September 30, 2002.  The information is presented in U.S. dollar equivalents, which is our reporting currency.  The actual cash flows are denominated in U.S. dollars (USD), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Argentine Pesos (ARS), South African Rand (ZAR), and Hong Kong dollars (HKD), as indicated in parentheses.  The table excludes investments in direct financing leases totaling $436.2 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk.  The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

(in thousands of dollars)	Expected Maturity Date – Qtr. Ended September 30,					There- after	Total	Fair Value

	2003	2004	2005	2006	2007

Rate-Sensitive Assets:
Fixed rate receivables in installments (USD)	$79,296	$66,665	$54,279	$38,823	$22,152	$11,006	$272,221	$275,331
Average interest rate	9.60%	9.62%	9.38%	9.33%	9.30%	9.21%	9.60%
Fixed rate receivables in installments (SGD)	$642	$1,087	$1,467	$1,993	$8,894	$122	$14,205	$13,783
Average interest rate	8.10%	8.10%	8.10%	8.10%	8.12%	7.50%	8.10%
Fixed rate receivables in installments (JPY)	$3,580	$2,900	$1,827	$791	$390	—	$9,488	$9,174
Average interest rate	6.40%	6.40%	6.44%	6.35%	6.15%	—	6.40%
Fixed rate receivables in installments (AUD)	$413	$414	$476	$393	$416	$1,900	$4,012	$3,571
Average interest rate	5.95%	5.94%	5.92%	5.75%	5.75%	5.75%	5.95%
Fixed rate receivables in installments (GBP)	$1,013	$1,006	$1,095	$1,088	$1,246	$84	$5,532	$5,419
Average interest rate	8.49%	8.49%	8.44%	8.44%	8.44%	8.54%	8.49%
Fixed rate receivables in installments (EUR)	$11,853	$10,545	$8,984	$7,225	$2,664	$1,689	$42,960	$42,486
Average interest rate	8.76%	8.79%	8.82%	8.70%	8.81%	9.67%	8.76%
Fixed rate receivables in installments (ARS)	$2,101	$622	$406	$252	$126	$13	$3,520	$3,646
Average interest rate	12.70%	11.16%	11.19%	9.67%	9.99%	8.25%	12.70%
Floating rate receivables in installments (US)	$47,282	$31,345	$17,223	$13,108	$4,243	$126	$113,327	$113,327
Average interest rate	6.55%	7.47%	6.61%	6.60%	6.57%	5.30%	6.55%
Floating rate receivables in installments (EUR)	$116	$288	$288	$288	$288	—	$1,268	$1,268
Average interest rate	5.77%	5.77%	5.77%	5.77%	5.77%	—	5.77%
Floating rate receivables in installments (ARS)	$1,669	$612	$374	$261	$66	—	$2,982	$2,982
Average interest rate	4.31%	4.22%	4.35%	4.72%	5.51%	—	4.31%
Floating rate notes collateralized by medical receivables (USD)	$192,635	$48,339	$28,187	$29,653	—	—	$298,814	$298,814
Average interest rate	6.72%	6.24%	6.30%	6.03%	—	—	6.72%
Fixed rate credit enhancements (USD)	$13,037	$12,704	$11,308	$9,048	$5,400	$2,253	$53,750	$53,750
Average interest rate	5.59%	5.52%	5.34%	5.05%	4.87%	4.71%	5.59%

Totals	$353,637	$176,527	$125,914	$102,923	$45,885	$17,193	$822,079	$823,551

Average interest rate	7.40%	7.87%	7.81%	7.52%	8.16%	8.24%	7.73%

(in thousands of dollars)	Expected Maturity Date – Qtr. Ended September 30,					There- after	Total	Fair Value

	2003	2004	2005	2006	2007

Derivatives Matched Against Assets:
Interest Rate Swaps
Pay variable rate swaps (USD)	$2,000	—	—	—	—	—	$2,000	$(6)
Weighted average pay rate	3.79%	—	—	—	—	—	3.79%
Weighted average receive rate	1.82%	—	—	—	—	—	1.82%
Pay fixed rate swaps (EUR)	—	$6,672	$2,120	—	—	—	$8,792	$(234)
Weighted average pay rate	—	5.13%	5.34%	—	—	—	5.18%
Weighted average receive rate	—	3.31%	3.34%	—	—	—	3.32%

Totals	$2,000	$6,672	$2,120				$10,792	$(240)

Rate-Sensitive Liabilities:
Variable rate borrowings under warehouse facilities (USD)	$263,465	—	—	—	—	—	$263,465	$263,465
Average interest rate	3.50%	—	—	—	—	—	3.50%
Variable rate borrowings under warehouse facilities (AUD)	$3,500	—	—	—	—	—	$3,500	$3,500
Average interest rate	6.34%	—	—	—	—	—	6.34%
Variable rate borrowings under warehouse facilities (GBP)	$23,977	—	—	—	—	—	$23,977	$23,977
Average interest rate	5.91%	—	—	—	—	—	5.91%
Variable rate borrowings under warehouse facilities (EUR)	$71,712	—	—	—	—	—	$71,712	$71,712
Average interest rate	4.53%	—	—	—	—	—	4.53%
Variable rate borrowings under warehouse facilities (ZAR)	$5,345	—	—	—	—	—	$5,345	$5,345
Average interest rate	14.64%	—	—	—	—	—	14.64%
Fixed rate discounted receivables (USD)	$102,744	$78,808	$54,080	$31,525	$10,581	$2,424	$280,162	$279,568
Average interest rate	5.94%	5.84%	5.64%	5.10%	4.82%	4.74%	5.94%
Variable rate discounted receivables (USD)	$209,822	$10,082	$4,767	$1,083	$1,453	—	$227,207	$227,207
Average interest rate	2.37%	5.15%	5.15%	5.15%	5.15%	—	2.37%
Senior notes (USD)	—	$155,000	—	—	—	—	$155,000	$116,250
Average interest rate	—	9.88%	—	—	—	—	9.88%

Subtotals	$680,565	$243,890	$58,847	$32,608	$12,034	$2,424	$1,030,368	$991,024

(in thousands of dollars)	Expected Maturity Date – Qtr. Ended September 30,					There- after	Total	Fair Value

	2003	2004	2005	2006	2007

Rate-Sensitive Liabilities (continued):
Other debt (USD)	$23,921	$9,883	$32,564	$4,366	—	—	$70,734	$69,863
Average interest rate	5.91%	5.12%	4.81%	3.31%	—	—	5.91%
Other debt (GBP)	$4,958	$4,290	$3,904	$3,012	$2,364	$4,414	$22,942	$12,758
Average interest rate	6.55%	6.57%	6.52%	6.43%	6.72%	6.77%	6.55%
Other debt (EUR)	$13,073	$7,808	$6,082	$4,572	$573	—	$32,108	$26,398
Average interest rate	6.95%	6.93%	7.25%	7.28%	6.53%	—	6.95%
Other debt (HKD)	$1,839	—	—	—	—	—	$1,839	$1,839
Average interest rate	3.76%	—	—	—	—	—	3.76%
Other debt (AUD)	$2,513	$1,270	$1,276	$1,109	$855	$341	$7,364	$4,542
Average interest rate	6.41%	6.41%	6.41%	6.41%	6.41%	6.41%	6.41%
Convertible sub notes (USD)	—	$12,750	—	—	—	$25,000	$37,750	$11,774
Average interest rate	—	9.12%	—	—	—	7.50%	8.05%

Totals	$726,869	$279,891	$102,673	$45,667	$15,826	$32,179	$1,203,105	$1,118,198

Average interest rate	3.97%	8.22%	5.49%	5.27%	5.28%	7.18%	5.30%

Derivatives Matched Against Liabilities:
Interest Rate Swaps
Pay fixed rate swaps (USD)	$112,000	—	$6,000	—	—	—	$118,000	$(3,267)
Weighted average pay rate	3.33%	—	5.84%	—	—	—	3.46%
Weighted average receive rate	2.10%	—	2.34%	—	—	—	2.11%
Pay fixed rate swaps (EUR)	—	$9,866	—	—	—	—	$9,866	$(133)
Weighted average pay rate	—	3.98%	—	—	—	—	3.98%
Weighted average receive rate	—	3.32%	—	—	—	—	3.32%

Totals	$112,000	$9,866	$6,000				$127,866	$(3,400)

Changes between the total rate sensitive assets and liabilities from June 30, 2002 through September 30, 2002 were immaterial.  Derivative positions held represent the hedging of anticipated equipment securitizations and interest rate swaps and caps to convert floating rate borrowings to fixed rates in order to minimize the interest rate mismatch to fixed rate assets.  Changes in the overall derivative positions held at September 30, 2002 compared to those held at June 30, 2002 reflect the changes in the Company’s exposures in its financial contracts.

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates.  For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at September 30, 2002.  For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates.  These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.  The information is presented in U.S. dollar equivalents, which is our reporting currency.  The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Argentine Pesos (ARS), South African Rand (ZAR), and Hong Kong dollars (HKD), as indicated in parentheses.  The table excludes investments in direct financing leases totaling $185.1 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk.  The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Qtr. Ended September 30,
						There-		Fair
(in thousands of dollars)	2003	2004	2005	2006	2007	after	Total	Value

Foreign Currency Sensitive Assets:
Fixed rate receivables in installments (SGD)	$642	$1,087	$1,467	$1,993	$8,894	$122	$14,205	$13,783
Average interest rate	8.10%	8.10%	8.10%	8.10%	8.12%	7.50%	8.10%
Fixed rate receivables in installments (JPY)	$3,580	$2,900	$1,827	$791	$390	—	$9,488	$9,174
Average interest rate	6.40%	6.40%	6.44%	6.35%	6.15%	—	6.40%
Fixed rate receivables in installments (AUD)	$413	$414	$476	$393	$416	$1,900	$4,012	$3,571
Average interest rate	5.95%	5.94%	5.92%	5.75%	5.75%	5.75%	5.95%
Fixed rate receivables in installments (GBP)	$1,013	$1,006	$1,095	$1,088	$1,246	$84	$5,532	$5,419
Average interest rate	8.49%	8.49%	8.44%	8.44%	8.44%	8.54%	8.49%
Fixed rate receivables in installments (EUR)	$11,853	$10,545	$8,984	$7,225	$2,664	$1,689	$42,960	$42,486
Average interest rate	8.76%	8.79%	8.82%	8.70%	8.81%	9.67%	8.76%
Fixed rate receivables in installments (ARS)	$2,101	$622	$406	$252	$126	$13	$3,520	$3,646
Average interest rate	12.70%	11.16%	11.19%	9.67%	9.99%	8.25%	12.70%
Floating rate receivables in installments (EUR)	$116	$288	$288	$288	$288	—	$1,268	$1,268
Average interest rate	5.77%	5.77%	5.77%	5.77%	5.77%	—	5.77%
Floating rate receivables in installments (ARS)	$1,669	$612	$374	$261	$66	—	$2,982	$2,982
Average interest rate	4.31%	4.22%	4.35%	4.72%	5.51%	—	4.31%

Totals	$21,387	$17,474	$14,917	$12,291	$14,090	$3,808	$83,967	$82,329

Average interest rate	8.30%	8.14%	8.23%	8.20%	8.11%	7.61%	8.19%

	Expected Maturity Date – Qtr. Ended September 30,
						There-		Fair
(in thousands of dollars)	2003	2004	2005	2006	2007	after	Total	Value

Foreign Currency Sensitive Liabilities:
Variable rate borrowings under warehouse facilities (AUD)	$3,500	—	—	—	—	—	$3,500	$3,500
Average interest rate	6.34%	—	—	—	—	—	6.34%
Variable rate borrowings under warehouse facilities (GBP)	$23,977	—	—	—	—	—	$23,977	$23,977
Average interest rate	5.91%	—	—	—	—	—	5.91%
Variable rate borrowings under warehouse facilities (EUR)	$71,712	—	—	—	—	—	$71,712	$71,712
Average interest rate	4.53%	—	—	—	—	—	4.53%
Variable rate borrowings under warehouse facilities (ZAR)	$5,345	—	—	—	—	—	$5,345	$5,345
Average interest rate	14.64%	—	—	—	—	—	14.64%
Other debt (GBP)	$4,958	$4,290	$3,904	$3,012	$2,364	$4,414	$22,942	$12,758
Average interest rate	6.55%	6.57%	6.52%	6.43%	6.72%	6.77%	6.55%
Other debt (EUR)	$13,073	$7,808	$6,082	$4,572	$573	—	$32,108	$26,398
Average interest rate	6.95%	6.93%	7.25%	7.28%	6.53%	—	6.95%

Other debt (HKD)	$1,839	—	—	—	—	—	$1,839	$1,839
Average interest rate	3.76%	—	—	—	—	—	3.76%
Other debt (AUD)	$2,513	$1,270	$1,276	$1,109	$855	$341	$7,364	$4,542
Average interest rate	6.41%	6.41%	6.41%	6.41%	6.41%	6.41%	6.41%

Totals	$126,917	$13,368	$11,262	$8,693	$3,792	$4,755	$168,787	$150,071

Average interest rate	5.62%	6.77%	6.90%	6.87%	6.62%	6.74%	5.89%

Derivatives Matched Against Liabilities:
Foreign Exchange Agreements
Receive USD / Pay EUR	—	—	—	$17,986	—	—	$17,986	$1,121
Avg. contractual exchange rate	—	—	—	0.9377	—	—	0.9377
Receive USD / Pay SGD	$7,039	—	—	—	—	—	$7,039	$(18)
Avg. contractual exchange rate	1.7800	—	—	—	—	—	1.7800
Receive USD / Pay JPY	$7,799	—	—	—	—	—	$7,799	$107
Avg. contractual exchange rate	120.59	—	—	—	—	—	120.59
Receive USD / Pay AUS	$2,357	—	—	—	—	—	$2,357	$50
Avg. contractual exchange rate	0.5567	—	—	—	—	—	0.5567

Totals	$17,195			$17,986			$35,181	$1,260

Total foreign currency sensitive assets increased $8.6 million from the total at June 30, 2002 due primarily to increases in fixed rate receivables denominated in Singapore dollars.  Total foreign currency sensitive liabilities increased $13.4 million from June 30, 2002, due primarily to additional warehouse borrowings denominated in British pounds and long-term borrowings denominated in Australian dollars.

The derivative positions held at September 30, 2002 and June 30, 2002 are forward sales of currencies to hedge foreign currency denominated assets and liabilities funded on a short-term basis with U.S. dollars.

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

ITEM 4.	CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Corporation’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.  Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Corporation files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

PART II – OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

	10.1.	Acquisition Agreement by and between US Diagnostic, Inc., et al and DVI Financial Services Inc.
	10.2.	Assignment and Assumption Agreement
	10.3.	Amendment to Acquisition Agreement

(b) Form 8-K:

On September 27, 2002, DVI, Inc. filed with the U.S. Securities and Exchange Commission on Form 8-K its press release regarding the financial results for the quarter and fiscal year ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DVI, INC.

(Registrant)

Date:	November 13, 2002	By	/s/ MICHAEL A. O’HANLON

Michael A. O’Hanlon President and Chief Executive Officer

Date:	November 13, 2002	By	/s/ STEVEN R. GARFINKEL

Steven R. Garfinkel Executive Vice President and Chief Financial Officer

Officer’s Certificate

I, Michael A. O’Hanlon, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of DVI, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

	a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ MICHAEL A. O’HANLON

		Name:	Michael A. O’Hanlon
		Title:	Chief Executive Officer and President

Officer’s Certificate

I, Steven R. Garfinkel, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of DVI, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

	a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ STEVEN R. GARFINKEL

		Name:	Steven R. Garfinkel
		Title:	Executive Vice President and Chief Financial Officer

Officers’ Certificate
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned officers of DVI, Inc., a Delaware corporation (the “Company”), hereby certifies that (i) the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods indicated.

Date:	November 13, 2002		/s/ MICHAEL A. O”HANLON

		Name:	Michael A. O’Hanlon
		Title:	Chief Executive Officer and President

/s/ STEVEN R. GARFINKEL

		Name:	Steven R. Garfinkel
		Title:	Executive Vice President and Chief Financial Officer