Form 10-Q
period 2002-12-31
DVI INC
filed 2003-02-14
CIK 801550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-11077

DVI, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2722773 (I.R.S. Employer Identification No.)

2500 York Road Jamison, Pennsylvania (Address of principal executive offices)	18929 (Zip Code)

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

Yes ☒ No ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, $.005 par value – 15,164,421 shares as of January 31, 2003.

DVI, INC. AND SUBSIDIARIES

SIGNATURES	34

OFFICERS’ CERTIFICATES	35-37

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

Assets

(in thousands of dollars except share data)	December 31, 2002	June 30, 2002

Cash and cash equivalents	$16,276	$11,400

Restricted cash and cash equivalents	113,457	98,220

Accounts receivable	35,688	58,051

Investments	17,804	17,461

Contract receivables:
Investment in direct financing leases, notes and medical receivables:
Receivables in installments	1,137,314	1,158,545
Receivables and notes - related parties, net	33,852	29,321
Net notes collateralized by medical receivables	278,993	275,463
Residual valuation	26,222	22,547
Unearned income	(138,506)	(133,175)

Net investment in direct financing leases, notes and medical receivables	1,337,875	1,352,701

Less: Allowance for losses on receivables	(22,548)	(25,628)

Net contract receivables	1,315,327	1,327,073

Retained interests in securitizations	56,055	47,831

Servicing rights	17,398	15,296

Repossessed assets	22,962	18,112

Building and equipment on operating leases (net of accumulated depreciation of $6,923 and $6,096, respectively)	12,056	11,965

Fixed assets (net of accumulated depreciation of $7,618 and $6,600, respectively)	9,640	10,057

Goodwill (net of accumulated amortization of $4,221 and $4,227, respectively)	29,641	28,160

Other assets	25,544	28,419

Total assets	$1,671,848	$1,672,045

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders’ Equity (unaudited)

(in thousands of dollars except share data)	December 31, 2002	June 30, 2002

Accounts and equipment payables	$106,261	$88,442

Accrued expenses and other liabilities	78,668	84,765

Borrowings under warehouse facilities	316,956	315,278

Long-term debt:
Discounted receivables (primarily limited recourse)	549,767	571,368
9 7/8% Senior notes due 2004	155,000	155,000
Other debt	123,762	129,820
Convertible subordinated notes	37,750	38,750

Total long-term debt	866,279	894,938

Deferred income taxes	54,867	55,567

Total liabilities	1,423,031	1,438,990

Commitments and contingencies

Minority interest in consolidated subsidiaries	3,529	3,410

Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares; outstanding 15,154,421 and 14,690,457 shares, respectively	76	73
Additional capital	146,482	143,077
Retained earnings	107,154	96,844
Accumulated other comprehensive loss	(8,424)	(10,349)

Total shareholders’ equity	245,288	229,645

Total liabilities and shareholders’ equity	$1,671,848	$1,672,045

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands of dollars except share data)	2002	2001	2002	2001

Finance and other income:
Amortization of finance income (includes income from related parties of $0, $635, $0 and $1,267, repectively)	$24,597	$28,985	$51,507	$56,793
Other income	6,444	5,154	15,414	8,931

Total finance and other income	31,041	34,139	66,921	65,724
Interest expense	20,725	21,138	41,564	43,216

Net interest and other income	10,316	13,001	25,357	22,508
Provision for losses on receivables	2,427	1,793	6,009	4,350
Loss on impairment of repossessed assets	19	727	253	1,052

Net interest and other income after provision for losses	7,870	10,481	19,095	17,106

Net gain on sale of financing transactions	16,584	12,708	30,150	27,600

Net operating income	24,454	23,189	49,245	44,706

Selling, general and administrative expenses	16,461	12,838	31,221	23,471

Earnings before minority interest, equity in net gain (loss) of investees, and provision for income taxes	7,993	10,351	18,024	21,235

Minority interest in net loss (income) of consolidated subsidiaries	89	(379)	243	(112)
Equity in net gain (loss) of investees	(22)	2	(50)	13
Provision for income taxes	(2,823)	(3,701)	(7,907)	(8,703)

Net earnings	$5,237	$6,273	$10,310	$12,433

Net earnings per share:

Basic	$0.35	$0.44	$0.69	$0.87

Diluted	$0.35	$0.41	$0.66	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

(in thousands of dollars except share data)	Common Stock $.005 Par Value Shares Amount		Additional Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at June 30, 2001	14,337,104	$72	$136,795	$100,932	$(15,574)	$222,225

Net loss				(4,088)		(4,088)
Realized impairment loss on available-for-sale securities (net of deferred taxes of $4,961)					9,176	9,176
Unrealized loss on available-for-sale securities (net of deferred taxes of $153)					(282)	(282)
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $2,150)					(3,215)	(3,215)
Cumulative translation adjustment					(454)	(454)

Comprehensive income						1,137
Issuance of common stock upon exercise of exchange rights	143,365		2,421			2,421
Issuance of common stock upon exercise of stock options	209,988	1	3,016			3,017
Non-employee stock option/warrant grants			845			845

Balances at June 30, 2002	14,690,457	73	143,077	96,844	(10,349)	229,645

Net income				10,310		10,310
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $697)					(1,120)	(1,120)
Cumulative translation adjustment					3,045	3,045

Comprehensive income						12,235
Issuance of common stock upon exercise of exchange rights	369,625	2	1,774			1,776
Conversion of subordinated notes	94,339	1	999			1,000
Exercise of exchange rights			921			921
Non-employee stock option/warrant grants			(289)			(289)

Balances at December 31, 2002	15,154,421	$76	$146,482	$107,154	$(8,424)	$245,288

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended December 31,

(in thousands of dollars)	2002	2001

Cash flows from operating activities:
Net earnings	$10,310	$12,433

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	18,013	13,977
Provision for losses on receivables	6,009	4,350
Net gain on sale of financing transactions	(30,150)	(27,600)
Other, net	(25)	115
Receivables originated or purchased	(475,814)	(544,279)
Portfolio receipts net of amounts included in income and proceeds from sale of financing transactions	504,082	483,022
Net increase in notes collateralized by medical receivables	(3,530)	(38,594)
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(15,237)	(17,003)
Accounts receivable	19,809	2,888
Other assets	(19,281)	(20,881)
Increases (decreases) in:
Accounts payable	15,613	15,948
Accrued expenses and other liabilities	2,202	(4,616)
Deferred income taxes	(696)	(2,012)

Total adjustments	20,995	(134,685)

Net cash provided by (used in) operating activities	31,305	(122,252)

Cash flows from investing activities:
Acquisition of business (net of cash received)	—	(405)
Building and equipment on operating leases	(1,620)	—
Fixed asset additions	(776)	(839)

Net cash used in investing activities	(2,396)	(1,244)

Cash flows from financing activities:
Exercise of stock options and warrants	—	49
Borrowings under warehouse facilities, net of repayments	1,678	5,571
Borrowings under long-term debt	150,648	194,563
Repayments on long-term debt	(176,707)	(69,140)

Net cash provided by (used in) financing activities	(24,381)	131,043

Effect of exchange rate changes on cash and cash equivalents	348	55

Net increase in cash and cash equivalents	4,876	7,602
Cash and cash equivalents, beginning of period	11,400	11,013

Cash and cash equivalents, end of period	$16,276	$18,615

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (concluded)

	Six Months Ended December 31,

(in thousands of dollars)	2002	2001

Cash paid during the period for:

Interest	$34,826	$38,305

Income taxes, net of refunds	$1,447	$383

Supplemental disclosures of noncash transactions:

For the six months ended December 31, 2002, the exercise of exchange rights in lieu of interest and principal payments on a long-term note was $1.8 million. After this exercise, there are no outstanding unexercised exchange rights.

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

In the opinion of management, the unaudited consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2003.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three and six-month periods ended December 31, 2002.

Note 2. Accounts Receivable

The following represents a summary of the major components of accounts receivable:

(in thousands of dollars)	December 31, 2002	June 30, 2002

Servicer advances/refunds	$16,104	$18,229
Interest receivable	7,441	9,658
Respiratory services (1)	3,317	3,119
Receivable from securitized pools	2,997	4,072
Dividends receivable	1,725	1,500
Amounts due from purchased portfolio	646	3,562
Receivable from sale of stock (2)	—	4,914
Receivable from loan payoffs	—	2,953
Portfolio advances	—	2,903
Fees receivable	—	2,800
Miscellaneous	3,458	4,341

Total accounts receivable	$35,688	$58,051

______________

(1)	Related to the consolidation of Valley Health Group, Inc. as discussed in our June 30, 2002 Form 10-K.

(2)	Related to the sale of DVI Ohio as discussed in our June 30, 2002 Form 10-K.

Note 3. Allowance for Losses on Receivables

The following is an analysis of the allowance for losses on receivables:

	Six Months Ended December 31,

(in thousands of dollars)	2002	2001

Balance, beginning of period	$25,628	$15,933
Provision for losses on receivables	6,009	4,350
Provision for losses on acquired portfolio	—	250
Estimated loss associated with the repurchase of off-balance sheet contracts	172	1,360
Cumulative translation adjustment	116	—
Net charge-offs	(9,377)	(4,938)

Balance, end of period	$22,548	$16,955

Prior to the early adoption of SOP 01-06, we recorded our estimate of probable credit losses for off-balance sheet contracts in our retained interest. When contracts were repurchased from an off-balance sheet securitization, we determined what portion of the loss assumption inherent in the retained interest, if any, was needed in the on-balance sheet allowance for losses on receivables. During the first six months of fiscal year 2002, $1.4 million was reclassified from retained interest to the allowance for losses on receivables. The guidance provided under this SOP now requires that we record estimates of probable off-balance sheet credit losses in a liability account. Our loss allowance liability account is included on the balance sheet under accrued expenses and other liabilities. For the six months ended December 31, 2002, we reclassified $172,000 from the loss allowance liability account to the allowance for losses on receivables.

The following is an analysis of the loss allowance liability:

(in thousands of dollars)	Six Months Ended December 31, 2002

Balance, beginning of period	$1,743
Additions for off-balance sheet securitizations	2,138
Reclassification to allowance for loss on receivables	(172)

Balance, end of period	$3,709

The following information pertains to the recorded investment for impaired contracts:

	Six Months Ended December 31,

(in millions of dollars)	2002	2001

Total average recorded investment in impaired loans	$175.0	$136.0

Total recorded investment in impaired loans (1)	191.9	158.1

Amount of recorded investment for which there is a related allowance for credit losses	65.7	48.9

Amount of related allowance for credit losses	19.6	15.8

Amount of recorded investment for which there is no related allowance for credit losses	126.2	109.3

Amount of interest income recognized on impaired loans	2.3	4.4

______________

(1)	Includes international contracts of $34.9 million and $20.2 million at December 31, 2002 and 2001, respectively.

The following information pertains to non-accrual and past due contracts as of December 31, 2002 and 2001 as part of the additional disclosure required with our adoption of SOP 01-06:

	Six Months Ended December 31,

(in millions of dollars)	2002	2001

Net Investment in loans and leases, medical receivables and operating leases:
On non-accrual status	$194.3	$64.5
Greater than 90 days with income still accruing	29.9	55.0

Included in the above figures is the following information related to international non-performing contracts:

	Six Months Ended December 31,

(in millions of dollars)	2002	2001

Net Investment in loans and leases and operating leases:
On non-accrual status	$39.0	$8.2
Greater than 90 days with income still accruing	18.4	34.1

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

The parties to the litigation have been involved in very extensive document discovery and oral depositions. A substantial amount of the deposition testimony has been completed in this matter, and the trial judge has re-scheduled the trial date to October 2003. As a result, counsel for DVI continues to sort through various documents produced in discovery in preparation for trial.

The Company believes it will prevail in this lawsuit.

Note 5. Reconciliation of Earnings per Share Calculation

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands except per share data)	2002	2001	2002	2001

Basic

Income available to common shareholders	$5,237	$6,273	$10,310	$12,433
Average common shares	15,085	14,354	14,934	14,346

Basic earnings per common share	$0.35	$0.44	$0.69	$0.87

Diluted

Income available to common shareholders	$5,237	$6,273	$10,310	$12,433
Effect of dilutive securities:
Convertible debentures	—	182	353	364

Diluted income available to common shareholders	$5,237	$6,455	$10,663	$12,797

Average common shares	15,085	14,354	14,934	14,346
Effect of dilutive securities, net:
Convertible debentures (1)	—	1,297	1,203	1,297
Exchange rights	—	28	37	14
Options	3	181	34	177

Diluted average common shares	15,088	15,860	16,208	15,834

Diluted earnings per common share	$0.35	$0.41	$0.66	$0.81

(1)	For the three months ended December 31, 2002, the exercise price of the convertible debentures exceeded the average market value of DVI stock for the quarter, and therefore the debentures were excluded from the calculation of diluted earnings per share.

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

At December 31, 2002, we held the following derivative positions to manage our interest rate risk:

(in thousands of dollars)	Notional Amount	Fair Value

Cash Flow Hedges:
Interest rate swaps	$89,492	$(1,030)

Fair Value Hedges:
Interest rate swaps	$9,131	$(231)

At December 31, 2002, we had forward start interest rate swaps that were assigned to our off-balance sheet warehouse facilities with a total notional amount of $145.0 million. The fair value of those transactions was approximately ($603,000).

In the next twelve months, we are forecasting to complete two domestic equipment securitizations. When these securitizations are completed, the fair value adjustments in accumulated other comprehensive loss (a component of shareholders’ equity) will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale. If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate. If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate. When the forecasted securitizations close, we currently expect $59,649 in fair value adjustments to be reclassified from accumulated other comprehensive loss into earnings.

The maximum length of time that we are hedging the exposure of our future cash flows for forecasted transactions is through November 2004.

We have foreign currency exposures in our international operations due to lending in some areas in local currencies that are not funded with local currency borrowings but with U.S. dollars. In order to limit our exposure to foreign currency movements, we employ a hedging strategy using derivative instruments, primarily forward sales of the appropriate foreign currency. These types of hedges are considered net investment in foreign operations hedges. Cumulative gains totaling $1.0 million were included in cumulative translation adjustments at December 31, 2002.

At December 31, 2002, we held cross-currency interest rate swaps and forward sale contract derivative positions to limit our exposure to foreign currency movements. Any changes in fair value are recorded in our Statement of Operations. These derivatives do not qualify as net investment in foreign operations hedges as defined in Statement of Financial Accounting Standards (“SFAS”) No. 133.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the projected change in the value of the hedged item and the projected change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable. High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement during each quarterly period. When options are used for hedging, the time value of the option is excluded from this effectiveness assessment. For the six months ended December 31, 2002, we did not record ineffectiveness related to cash flow hedges.

Accumulated Derivative Loss

The following table summarizes activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges that we held for the six months ended December 31, 2002:

(in thousands of dollars, net of deferred taxes)

Beginning balance, July 1, 2002	$(4,352)
Losses reclassified into earnings	1,026
Change in fair value of derivatives	(2,146)

Accumulated derivative loss included in accumulated other comprehensive loss as of December 31, 2002	$(5,472)

Note 7. Segment Reporting

We have the following reportable segments based on the types of our financings:

•	Equipment financing, which includes:

•	Sophisticated medical equipment financing directly to U.S. and international end users,

•	Medical equipment contracts acquired from originators that generally do not have access to cost-effective permanent funding and

•	“Small ticket” equipment financing.

•	Medical receivables financing, which includes:

•	Medical receivable lines of credit issued to a wide variety of healthcare providers and

•	Software tracking of medical receivables.

•	Corporate and all other, which includes:

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

The following information reconciles our reportable segment information to the consolidated financial statement totals:

	Three Months Ended December 31, 2002

(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings

Equipment financing	$24,570	$16,664	$10,427
Medical receivables financing	7,116	3,124	851
Corporate and all other	(645)	937	(6,041)

Consolidated total	$31,041	$20,725	$5,237

	Six Months Ended December 31, 2002

(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets (1)

Equipment financing	$53,494	$34,076	$17,443	$1,064,899
Medical receivables financing	14,121	6,362	1,125	280,310
Corporate and all other	(694)	1,126	(8,258)	60,777

Consolidated total	$66,921	$41,564	$10,310	$1,405,986

	Three Months Ended December 31, 2001

(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings

Equipment financing	$28,407	$17,138	$7,299
Medical receivables financing	6,791	3,486	633
Corporate and all other	(1,059)	514	(1,659)

Consolidated total	$34,139	$21,138	$6,273

	Six Months Ended December 31, 2001

(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets (1)

Equipment financing	$53,685	$34,761	$13,059	$990,895
Medical receivables financing	13,953	7,618	909	286,612
Corporate and all other	(1,914)	837	(1,535)	58,011

Consolidated total	$65,724	$43,216	$12,433	$1,335,518

______________

(1)	Net financed assets represent the earning assets. It is comprised of the following line items on the balance sheet:

•	The net investment in direct financing leases, notes and medical receivables,

•	Retained interests in securitizations and

•	Building and equipment on operating leases.

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for the three and six-month periods ended and as of December 31, 2002 and 2001 by geographic area are as follows:

	Three Mos. Ended December 31, 2002		Six Months Ended December 31, 2002

(in thousands of dollars)	Total Finance and Other Income		Total Finance and Other Income	Net Financed Assets

United States	$21,406		$48,023	$1,017,579
International	9,635	(1)	18,898	388,407	(2)

Total	$31,041		$66,921	$1,405,986

	Three Mos. Ended December 31, 2001	Six Months Ended December 31, 2001

(in thousands of dollars)	Total Finance and Other Income	Total Finance and Other Income	Net Financed Assets

United States	$23,334	$46,549	$981,810
International	10,805	19,175	353,708

Total	$34,139	$65,724	$1,335,518

______________

(1)	The following countries whose net financed assets were 1% or more of total net financed assets had finance income of: Brazil ($6,269), the United Kingdom ($2,256), Italy ($1,647), Turkey ($1,012), Singapore ($884), Australia ($663), Poland ($542) Germany ($526) and Spain ($518).

(2)	Included in this amount are the following countries whose net financed assets were 1% or more of total net financed assets: Brazil ($111,294), the United Kingdom ($55,404), Italy ($47,135), Singapore ($24,459), Turkey ($21,163), Germany ($17,586), Australia ($15,530), Poland ($15,372) and Spain ($14,581).

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for the three and six months ended December 31, 2002 and 2001. The country of Brazil accounts for 12.2% of finance income for the six months ended December 31, 2002.

Note 8. Guarantees

We have domestic and international agreements in effect in which the obligations of various DVI subsidiaries are guaranteed by their respective parent companies. We also have agreements in effect that guarantee to our majority interest and joint venture counterparties the customer payments of certain Latin American and Japanese contracts. All of these guarantees expire at various dates through May 2005. We do not have any agreements outstanding in which DVI guarantees the obligations of an unrelated third party. The following summarizes our guarantees held at December 31, 2002:

(in millions of dollars)

Type of Facility	Country / Region	Obligor	Guarantor	Guarantee Amount

Domestic:
Equipment	U.S.	DVI Financial Services Inc.	DVI, Inc.	$ 200.5
Medical Receivables	U.S.	DVI Business Credit Corporation	DVI, Inc.	68.5

				269.0

International:
Equipment	Latin America	MSF Holding Ltd.	DVI, Inc., DVIFS	46.1
Equipment	U.K.	DVI Healthcare Finance Limited	DVI, Inc.	39.7
Equipment	Italy	DVI Italia, S.r.l.	DVI, Inc.	38.0
Equipment	Pacific Rim / Latin America	DVI Financial Services Inc.	DVI, Inc.	37.9
Equipment	Germany	DVI International (Deutschland) GmbH	DVI, Inc.	23.3
Equipment	Japan	DVI Financial Services Inc.	DVI, Inc.	11.6	*
Equipment	Spain	DVI Servicios de Renting, S.A.	DVI, Inc.	9.3
Equipment	South Africa	DVI Finance S.A. (Proprietary) LTD.	DVI, Inc.	7.5
Equipment	Australia	DVI Financial Services (Australia) Ltd.	DVI, Inc.	7.4
Equipment	Turkey	DVI Financial Services Inc.	DVI, Inc.	6.4
Equipment	The Netherlands	Medi Lease en Financiering B.V.	DVI, Inc.	1.8
Equipment	Pacific Rim	Medical Equipment Credit Pte.	DVI, Inc.	1.6

				230.6

Total Guarantees				$ 499.6

*	Represents guarantees for customer payments related to loans placed by our Japanese joint venture.

Note 9. Subsequent Events

As part of a program to repurchase the outstanding minority interests in certain of the Company’s international joint ventures, the Company purchased 6.64% of the outstanding common stock in MSF, its Latin America joint venture, for $1,104,109 on January 17, 2003. The related book value of the subsidiary’s common equity was $896,531. The Company intends to complete additional purchases in the upcoming quarter. The aggregate of the related book values of the common equity interests purchased is expected to exceed the aggregate purchase price.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The strategies employed by DVI and its use of warehouse and long term financing to finance its operations remain consistent with those methodologies described in our June 30, 2002 Form 10-K report. Please refer to the Liquidity and Capital Resources section of our 10-K for a full discussion of these strategies and specific detail relating to credit facilities available to the Company.

In the first fiscal quarter ending September 30, 2002, DVI announced its intention to reduce its international exposure, which should result in a reduction of our assets and liabilities internationally. Over time, this will allow for a return of capital to the U.S. and should improve our overall liquidity.

Warehouse Facilities

To meet our requirements for increased warehouse funding, we have expanded our warehouse facilities with banks and have obtained warehouse credit facilities with investment banking firms we use for our securitizations. At December 31, 2002, we had available an aggregate of $544.4 million under various warehouse credit facilities for medical equipment and medical receivables financing, consisting of $323.6 million available for domestic equipment contracts, $187.8 million for international contracts, and $33.0 million for medical receivables contracts. All of our warehouse credit facilities are available on a committed basis, for which we pay a fee. The continued availability and renewal of these facilities at maturity are dependent upon our credit quality and the adherence to financial covenants contained in these agreements. We are required to adhere to financial covenants contained in our warehouse borrowing agreements, which include maximum levels of permitted leverage, net worth, and fixed charge coverage.

Permanent Funding Methods

Through December 31, 2002, we have completed 32 securitizations for medical equipment and medical receivables financings totaling approximately $4.8 billion, consisting of public debt issues totaling $3.1 billion and private placements of debt and contract sales totaling $1.7 billion. We expect to continue to use securitization (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future.

The off-balance sheet assets at December 31, 2002 totaled $1.423 billion.

We have $255.0 million available under a credit facility with the option to sell to it certain equipment contracts. As of December 31, 2002, $163.8 million was sold to this facility.

We believe that our present warehouse and permanent funding sources are sufficient to fund our current needs for our equipment and medical receivables financing businesses.

The following is an analysis of our contractual obligations and commercial commitments:

(in thousands of dollars)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$371,767	$394,754	$67,054	$32,704	$866,279
Facility leases	2,991	4,022	3,120	3,605	13,738

Total contractual cash obligations	$374,758	$398,776	$70,174	$36,309	$880,017

Financial Condition

Total shareholders’ equity increased $15.7 million to $245.3 million at December 31, 2002 from $229.6 million at June 30, 2002. The increase was primarily due to net earnings of $10.3 million, currency translation adjustments of $3.0 million, the issuance of common stock upon exercise of exchange rights of $1.8 million, the conversion of subordinated notes totaling

$1.0 million and the exercise of exchange rights of $0.9 million, offset by unrealized losses on derivative instruments designated as cash flow hedges of $1.1 million.

Related Parties

At December 31, 2002, related party contract receivables totaled $33.9 million. Amortization of finance income was not recorded on these contracts for the three or six months ended December 31, 2002. Related party amounts for the respective periods presented have been disclosed on the face of the financial statements. Please refer to our June 30, 2002 Form 10-K for identification and a description of the nature of these transactions.

Results of Operations

The company reported net earnings of $5.2 million, or $0.35 per diluted share, for the quarter ended December 31, 2002 as compared with net earnings of $6.3 million, or $0.41 per diluted share, for the quarter ended December 31, 2001. For the six months ending December 31, 2002, the company reported net earnings of $10.3 million or $0.66 per diluted share, compared to net earnings of $12.4 million, or $0.81 per diluted share in the prior year.

Total equipment financing contracts originated, placed, and acquired totaled $288.1 million for the three months ended December 31, 2002, which was 7.9% higher than the total of $267.0 million recorded in the same period last year. The growth was due to increased domestic new business volume. The international new business volume was essentially flat with the levels reported a year ago. For the six-month period ended December 31, 2002, total equipment financing contracts originated, placed, and acquired totaled $559.4 million or 4.3% higher than the total of $536.5 million reported in the same period a year ago. Of this, the domestic new business volume was higher by 4.0% and the international new business volume was higher by 5.4% compared to the levels reported one year ago.

New commitments in our medical receivables business were $11.4 million and $18.8 million for the three months and six months ended December 31, 2002 respectively. This compares to $41.4 million and $100.1 million for same periods last year. The combination of a weaker economic environment and increased competition led partly to the decline. The medical receivables business also experienced a loss of momentum during the first half of this fiscal year after the announcement of moving its headquarters location from Newport Beach, California to DVI’s corporate headquarters in Jamison, Pennsylvania. An increase in the level of new commitments in future periods is anticipated when the move is completed. The medical receivables business move to Jamison is expected to produce synergies and cross-selling opportunities with our core equipment financing business.

Net financed assets increased 5.3% to $1.406 billion at December 31, 2002 when compared to the total as of December 31, 2001 and was down slightly from the level at June 30, 2002. Not included in net financed assets were the contracts sold under securitization transactions but still serviced by us, which increased 18.5% to $1.423 billion as of December 31, 2002 from the level a year ago. Compared to June 30, 2002, the level of contracts sold under securitization transactions but still serviced by us grew 6.0%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold and are still serviced by us, totaled $2.733 billion as of December 31, 2002, representing a 9.9% increase over the total as of December 31, 2001. Compared to June 30, 2002 managed net financed assets grew by 2.6%.

The following represents a summary of the components of net financed assets:

(in thousands of dollars)	December 31, 2002	June 30, 2002

Receivables in installments (1)	$1,137,314	$1,165,368
Receivables and notes – related parties, net	33,852	29,321
Net notes collateralized by medical receivables	278,993	275,463
Residual valuation	26,222	22,547
Unearned income	(138,506)	(133,175)
Retained interests in securitizations	56,055	47,831
Building and equipment on operating leases, net	12,056	11,965

Net financed assets	$1,405,986	$1,419,320

______________

(1)	For analysis purposes, receivables in installments at June 30, 2002 includes $6.8 million in contracts from three countries (Turkey - $3.4 million, Singapore - $0.3 million and Germany - $3.1 million) for equipment redeployed with another user on similar terms that are included in repossessed assets on the balance sheet at June 30, 2002.

The level of medical receivable commitments at December 31, 2002 totaled $479.7 million. This is down $72.6 million or 13.1% from the commitment level one year earlier and is down $101.2 million or 17.4% from the level at June 30, 2002. The majority of the reduction in commitments occurred during the most recent quarter and represented mostly commitments without any outstanding medical receivable balances. The outstanding medical receivable balances at December 31, 2002 totaled $279.0 million, a decrease of $9.9 million or 3.4% from the total as of December 31, 2001 and an increase of $3.5 million or 1.3% compared to June 30, 2002. Total outstanding medical receivables balances as a percent of the total commitment level at December 31, 2002 was 58.2%, compared to 52.3% at December 31, 2001 and 47.4% at June 30, 2002.

Amortization of finance income totaled $24.6 million and $51.5 million, respectively, for the three and six months ended December 31, 2002. This compares to $29.0 million and $56.8 million reported in the respective three and six-month periods last year. The overall decrease in both periods was the result of lower market interest rates and a higher level of non-accruing assets. Changes in market rates influence portions of the portfolio that have short-term interest rate reset characteristics and have a weighted impact on the average portfolio yield when new business is originated at yields different from the existing portfolio. The effect of the lower average portfolio yield, which declined to 6.5% from 7.9% in the current quarter versus last year, reduced the amortization of finance income by $5.1 million. Of this, approximately $2.0 million can be attributed to the higher level of non-accruing assets, which increased on average $100.2 million compared to the same quarter a year ago. During the six-month period compared to last year, the effect of the lower average portfolio yield, which declined to 6.8% from 8.1%, reduced the amortization of finance income by $9.5 million. Of this, approximately $2.9 million can be attributed to the higher level of non-accruing assets, which increased on average $83.5 million compared to the same six-month period a year ago. In general, the rise in non-accruing assets is related to the effects of the economy. Excluded from the yield calculation above is finance income recognized on a deeply-discounted contract receivable portfolio in Latin America. This income totaled $0.8 million and $2.0 million in the three and six-month period ended December 31, 2002 compared to $1.7 million reported in both the three and six-month periods last year. Separately, additional income in the current periods resulted from a higher level of net financed assets compared to a year earlier. Average net financed assets totaled $1.460 billion and $1.464 billion in the three and six-month periods just ended, representing increases of $80.8 million and $96.4 million compared to the same periods a year ago. This added $1.6 million and $3.9 million to the amortization of finance income in the three and six-month periods just ended compared to a year ago.

Other income totaled $6.4 million and $15.4 million in the three and six months ended December 31, 2002 compared to $5.2 million and $8.9 million in the same periods last year. Valley income contributed $2.7 million and $5.2 million to the current three and six-month periods. Valley income was not consolidated in last year’s numbers. Other significant income items recognized include a $0.2 million international consulting fee and $0.2 million in prepayment penalty fees recorded in the three months ended December 31, 2002 and a $2.8 million prepayment penalty fee recorded in the three months ended September 30, 2002. A year ago, in the three months ended December 31, 2001, we recognized $1.2 million for a variety of fees from a major client refinancing, $0.2 million of disposal fees, and $0.3 million of non-recurring audit and late fees. In the three months ended September 30, 2001, we recognized $0.4 million from the sale of an imaging center and $0.2 million from forfeited deposits. Outside of these items, the remaining balance of other income was flat in the current three-month period compared to a year ago and up $0.4 million or 6.1% in the current six-month period compared to a year ago. Higher origination fees, commitment fees, and over-advance fees in our medical receivables business and broker fees earned in our Japanese joint venture operation contributed to the increase.

Similar to the amortization of finance income, interest expense is influenced by the change in the level of market interest rates and the change in the level of the average balances that accrue interest. For the three and six months ended December 31, 2002, interest expense was down $0.4 million to $20.7 million and down $1.7 million to $41.6 million, respectively, compared to the same periods last year. The rate on the average level of interest-bearing debt was 6.6% and 6.4% for the current three and six-month periods versus 6.8% and 7.2% last year. Here again, as with the amortization of finance income, the change in market rates influences portions of the interest-bearing liabilities portfolio that has short-term interest rate reset characteristics and has the weighted impact on the average portfolio rate when changes in borrowing amounts are at different rates than the existing portfolio. The impact of this lower rate was a reduction to interest expense of $0.9 million and $4.9 million for the three and six-month periods. Higher average interest-bearing liabilities of $28.7 million and $89.8 million in the two periods respectively, however, raised borrowing costs by $0.5 million and $3.2 million. The increase in the level of borrowing in both periods was used to fund the higher level of the net financed assets mentioned earlier.

The net gain on sale of financing transactions totaled $16.6 million and $30.2 million for the three and six months ended December 31, 2002. This represents a respective increase of 30.5% and 9.2% from last year’s levels. For the three months ended December 31, 2002, the $16.6 million gain reflected a 9.1% spread on the $183.0 million of contracts sold. This compares to a $12.7 million gain in the same three-month period last year when we earned a 7.7% spread on the $165.9 million of contracts sold. For the six months ended December 31, 2002, the $30.2 million gain reflected an 8.6% spread on the $348.9 million of contracts sold. This compares to a $27.6 million gain in the six-month period last year when we earned an 8.5% spread on the $324.5 million of contracts sold. Of the higher-level gain in the three-month period, $2.6 million was due to an increase in the spread earned in the securitization market compared to a year ago and $1.3 million was due to a larger amount of contracts sold. Of the higher-level gain in the six-month period, $0.5 million was due to an increase in the spread earned in the securitization market compared to a year ago and $2.1 million was due to a larger amount of contracts sold.

Each quarter we perform impairment analyses of our retained interests and servicing rights by analyzing the current adequacy of the key assumptions and by reassessing the anticipated cash flows resulting from the retained interests. As of December 31, 2002, we determined that there was not any impairment to the carrying values of retained interests and servicing rights.

Net selling, general and administrative expenses (“SG&A”) totaled $16.5 million and $31.2 million in the three and six-month periods ended December 31, 2002. Valley contributed $2.4 million and $4.7 million to the current year three and six month periods. There was no Valley expense in last year’s numbers. Outside of the expenses related to Valley, the remaining balance of SG&A in the three and six-month periods was higher by $1.2 million or 9.3%, and $3.0 million or 12.9%, compared to the respective periods last year. Areas of higher growth include employee benefit costs which have been affected by rising medical insurance premiums; consulting costs related to the resolution of loan delinquencies; equipment costs related to new computer software and equipment; property tax due to one-time expenses associated with disposed contracts; currency exchange losses connected mostly to our Latin American operations; and amortization expense related to the write-down of our goodwill in South Africa. A lower IDC offset (a reduction to expense and an increase to the deferred asset) also contributed to the higher net expense. Partially offsetting these increased costs were lower travel and entertainment expense and lower legal expense.

The loss on impairment of repossessed assets was $19,000 and $0.3 million in the current three and six-month periods compared to a loss of $0.7 million and $1.1 million in the same periods last year. Included in the current three month period was a $0.2 million gain from the sale of international residuals. A gain of $0.4 million from the sale of international residuals occurred in the six-month period last year. The majority of the losses result from subsequent write-downs of property values held as repossessed assets.

The allowance for losses on receivables was $22.5 million at December 31, 2002, or 1.60% of net financed assets, compared to $25.6 million or 1.81% of net financed assets at June 30, 2002. The decrease in the level of the allowance was due primarily to the charge-off of receivables in the current quarter previously reserved for in the June 30, 2002 allowance balance. The allowance level overall at December 31, 2002 and at June 30, 2002 is based on our assessment of probable credit losses at that time.

Net charge-offs for the three and six-month periods ended December 31, 2002 were $6.8 million and $9.4 million respectively, compared with $2.4 million and $4.9 million for the same periods last year. Two large receivable charge-offs totaling $5.4 million occurred in the current quarter within the discontinued business operations of Third Coast Capital. Also included in the net charge-off figures are recoveries on receivables previously charged off, which totaled $0.6 million and $0.8 million in the three and six-month periods this year compared to recoveries of $0.2 million and $0.3 million for the same three and six-month periods last year. The provision for losses on receivables charged to our Statement of Operations for the current three and six-month periods was $2.4 million and $6.0 million, compared with $1.8 million and $4.4 million for the same periods last year.

The provision for income taxes decreased 23.7% to $2.8 million in the current three months compared to a year ago and decreased 9.1% to $7.9 million in the current six months compared to a year ago. Included in the current year three and six-month numbers is a one-time $1.3 million tax benefit related to past losses associated with Valley. The effective tax rate excluding this tax benefit for the three and six months ended December 31, 2002 was 51.6% and 51.1%, respectively. This effective rate is higher than the U.S. statutory rate of 35%. State income taxes, foreign withholding taxes (which are not affected by a decrease in pre-tax earnings) and our inability to record a tax benefit for some of our foreign losses all increase the effective rate.

Business Segments

Equipment Financing

Comparing the three months ended December 31, 2002 to the same period of the prior year:

Net earnings for the quarter ended December 31, 2002 was $10.4 million compared to $7.3 million in the same the quarter last year. Net financed assets increased $74.0 million to $1.065 billion at December 31, 2002 from $990.9 million as of December 31, 2001.

The amortization of finance income decreased $3.2 million from the prior year. Average net financed assets increased $89.5 million, contributing $2.0 million to finance income; however, a decline in the overall yield earned reduced finance income by $4.2 million. The average yield for the three months ended December 31, 2002 was 7.3% compared to 8.8% in last year’s second quarter. The lower yield resulted from an increase in non-accruing assets and a decline in market rates. On average, non-accruals increased $93.7 million year-to-year, negatively affecting income by approximately $2.1 million. In general, the rise in non-accruing assets is related to the effects of the economy. Excluded from the yield calculation is finance income recognized on a deeply-discounted contract receivable portfolio that was discussed previously. This income totaled $0.8 million in the three-month period ended December 31, 2002 compared to $1.7 million reported in the same period last year.

Other income decreased $0.7 million from the prior year. Included in the three months ended December 31, 2002 was a $0.2 million international consulting fee and $0.2 million in prepayment penalty fees. In the same quarter of the prior year, the Equipment Financing segment received $1.2 million for a variety of fees from a major client refinancing, $0.2 million of disposal fees, and $0.1 million of non-recurring late fees. The remaining balance of other income grew $0.5 million, or 24.2%. This improvement reflects an increase in service fee income and broker fees earned in our Japanese joint venture operation. The higher service fee income was due to a larger off-balance sheet portfolio.

Interest expense declined $0.5 million from the prior year. The rate on average interest-bearing debt was 6.6% during the three months ended December 31, 2002 compared with 7.4% for last year’s quarter. The lower rate was primarily due to the decline in market yields and, as a result, reduced interest expense by $1.8 million. Offsetting this decrease was $1.3 million of higher interest costs related to a $73.3 million increase in the level of average interest-bearing liabilities. This increased liabilities balance was the product of funding a larger net financed asset portfolio.

The provision for losses totaled $1.7 million and was flat with the provision for losses in the same period a year ago. Net charge-offs in the current quarter totaled $1.4 million compared to $1.7 million last year.

In the current three months, there was a gain of $0.2 million resulting from inventory sold compared to a loss of $0.8 million in the same period last year from the impairment of repossessed assets. Included in the current three-month period was a $0.2 million gain from the sale of international residuals. The majority of the losses result from subsequent write-downs of property values held as repossessed assets.

Net SG&A expenses increased $0.7 million, or 6.5%. Higher staff-related expenses, equipment costs and currency exchange losses, primarily in our Latin America operation, contributed to the increase. Legal and consulting expenses decreased in the quarter ended December 31, 2002 when compared to the same period of the prior year.

Comparing six months ended December 31, 2002 to the same period of the prior year:

Net earnings for the six months ended December 31, 2002 totaled $17.4 million compared to $13.1 million in the same period last year.

The amortization of finance income decreased $2.7 million from the prior year. Average net financed assets increased $97.7 million, contributing $4.3 million to finance income; however, a decline in the overall yield earned reduced finance income by $7.4 million. The average yield for the six months ended December 31, 2002 was 7.5% compared to 8.8% in last year’s six-month period. The lower yield resulted from an increase in non-accruing assets and a decline in market rates. On average, non-accruals increased $81.6 million year-to-year, negatively affecting income by approximately $3.0 million. In general, the rise in non-accruing assets is related to the effects of the economy. Excluded from the yield calculation is finance income recognized on a deeply-discounted contract receivable portfolio that was discussed previously. This income totaled $2.0 million in the six-month period ended December 31, 2002 compared to $1.7 million reported in the same period last year.

Other income increased $2.6 million from the prior year. During the six months ended December 31, 2002, there was $3.0 million in prepayment penalty fees and a $0.2 million international consulting fee. In the first six months of the prior year the Equipment Finance segment recorded $0.4 million from the sale of an imaging center, $1.2 million for a variety of fees from a major client refinancing, and $0.4 million of disposal fees and non-recurring late fees. The remaining balance of other income grew $1.3 million, or 30.7%. This improvement reflects an increase in service fee income and broker fees earned in our Japanese joint venture operation. The higher service fee income was due to a larger off-balance sheet portfolio.

Interest expense declined $0.7 million over the prior year. The rate on average interest-bearing debt was 6.7% during the six months ended December 31, 2002 compared with 7.6% in last year’s first six months. The lower rate was primarily due to the decline in market yields and, as a result, reduced interest expense by $4.7 million. Offsetting this decrease was $4.0 million of higher interest costs related to a $106.3 million increase in the level of average interest-bearing liabilities. This increased liabilities balance was the product of funding a larger net financed asset portfolio.

Provision for losses decreased $0.2 million to $4.2 million from $4.4 million a year ago. Net charge-offs in the first six months totaled $4.0 million compared to $4.1 million last year.

The loss on impairment of repossessed assets was $32,000 in the current six months compared to a loss of $1.2 million in the same period last year. Included in the current six-month period was a $0.2 million gain from the sale of international residuals. A gain of $0.4 million from the sale of international residuals occurred in the six-month period last year. The majority of the losses result from subsequent write-downs of property values held as repossessed assets.

Net SG&A expenses increased $1.7 million, or 9.1%. Higher staff-related expenses, equipment costs and currency exchange losses, primarily in our Latin America operation, contributed to the increase. Legal and consulting expenses decreased in the six-month period ended December 31, 2002 when compared to the same period of the prior year.

Medical Receivables Financing

Comparing the three months ended December 31, 2002 to the same period of the prior year:

Net earnings for the quarter ended December 31, 2002 was $0.9 million compared to net earnings of $0.6 million for the prior year. Net financed assets at December 31, 2002 were $280.3 million, a decrease of $6.3 million or 2.2% from the amount at December 31, 2001. Commitments at December 31, 2002 were $479.7 million compared to $552.3 million at December 31, 2001. The majority of the reduction in the level of commitments occurred during the most recent quarter and represented mostly unfunded medical receivable lines. The medical receivables outstanding as a percent of the total commitment level at December 31, 2002 was 58.2% compared to 52.3% at December 31, 2001.

Average net financed assets for the three months just ended increased 10.5%, or $28.9 million, to $304.0 million when compared to the same period a year ago. The amortization of finance income increased $0.1 million from last year’s level. Income from the higher level of average net financed assets contributed $0.5 million. A lower portfolio yield, however, resulted in a decrease to income of $0.4 million compared to a year ago as the variable rates in the medical receivables portfolio reset to lower market rates. Overall, the average portfolio yield in the quarter ended December 31, 2002 was 6.8% compared to 7.3% last year.

Other income in the current quarter totaled $2.0 million compared to $1.8 million in the same quarter a year ago. Included in the prior year was a $0.2 million non-recurring audit fee. Excluding this fee, the current quarter other income was up $0.4 million, or 22.8%. Higher over-advance fees coupled with higher origination fees and commitment fees provided the improvement.

Interest expense was lower by $0.4 million compared to the prior year. The average rate on the segment’s interest bearing debt dropped to 5.0% from 5.2% in the preceding year’s second quarter as the market interest rates declined. The average balance of interest bearing debt was $251.4 million, a decrease of $16.8 million from the prior year’s level. The lower rate reduced the interest expense by $0.2 million and the decreased average debt balance subtracted $0.2 million.

Net SG&A expense in the current fiscal year second quarter was $2.6 million, or $0.4 million higher than the same quarter last year. Higher consulting expense was the major contributor to the rise in costs. The consulting expense level and the level of expenses overall are expected to decline in future periods once the move of the Medical Receivables business from Newport Beach, CA to Jamison, PA is complete.

The provision for losses on receivables was essentially zero in the second quarter this year compared to $0.1 million in the second quarter last year. There were no charge-offs in either quarter.

Comparing six months ended December 31, 2002 to the same period of the prior year:

Net earnings for the six months ended December 31, 2002 was $1.1 million compared to net earnings of $0.9 million in the prior year.

Average net financed assets in the six months just ended increased 11.2%, or $30.0 million, to $298.8 million when compared to the level in the same period a year ago. The amortization of finance income decreased $0.4 million from last year’s level as the variable rates in the medical receivable portfolio reset to lower market rates compared to a year ago. The decline in income due to the lower rates was $1.6 million, while the $30.0 million increase in average net financed assets added $1.2 million to finance income. Overall, the average portfolio yield in the six-month period ended December 31, 2002 was 6.9% compared to 8.0% last year.

Other income in the current six months totaled $3.8 million, up $0.5 million from the prior year. The prior year included $0.2 million from forfeited deposits and $0.2 million of non-recurring audit fees. Outside of these two items, fees in the current period were up $0.9 million, or 30.6%. Overall, fees in the current six-month period were higher in most categories with the highest growth in over-advance fees, origination fees and commitment fees.

Interest expense was lower by $1.3 million compared to the prior year. The average rate on the segment’s interest bearing debt dropped to 4.9% from 6.0% in the preceding year’s six-month period as the market interest rates declined. The average balance of the interest bearing debt was $258.0 million, an increase of $3.8 million from the prior year’s level. The lower rate reduced the interest expense by $1.4 million while the increased average debt balance added $0.1 million to interest expense.

Net SG&A expense for the six months ending December 31, 2002 was $5.8 million, or $1.2 million higher than the same period last year. Higher consulting expense was the major contributor to the rise in costs. The consulting expense level and the level of expenses overall are expected to decline in future periods once the move of the Medical Receivables business from Newport Beach, CA to Jamison, PA is complete.

The provision for losses on receivables was essentially zero in the first six-month period this year compared to $0.2 million last year. There were no charge-offs during the current year compared to $30,000 in charge-offs during the six months last year.

Corporate and All Other

Comparing the three months ended December 31, 2002 to the same period of the prior year:

For the quarter ended December 31, 2002, the Corporate and All Other segment reported a net loss of $6.0 million compared to a net loss of $1.7 million reported in the second quarter last year.

Net financed assets grew $2.8 million to $60.8 million as of December 31, 2002 from $58.0 million at December 31, 2001. Included in this increase is $39.7 million for unexercised rights without obligation to repurchase delinquent off-balance sheet contracts in accordance with the Removal-of-Accounts Provisions (ROAPS) under SFAS No. 140. Partially offsetting the increase was $14.2 million for the elimination of the Valley contracts and receivables and a $13.0 million decline in the assisted living portfolio. These ROAP provisions had no effect on our Statement of Operations.

Overall, finance and other income increased $0.4 million from the prior year. Excluding the impact of Valley, finance and other income decreased $2.3 million. Average net financed assets, excluding initial direct costs (“IDC”), decreased to $16.5 million from $46.5 million a year ago. As a result of the lower average balance, finance income declined $0.8 million in the quarter just ended. A lower yield on the portfolio in the current quarter compared to last year, due in part to a $4.6 million higher level of non-accruing assets, further reduced finance income by $0.4 million. Within other income, net service fee income declined $0.9 million year-to-year. In addition, as explained further below, the amortization of the deferred IDC expense was higher by $0.3 million in the current quarter.

The net impact of IDC was a $0.4 million reduction to pretax earnings for the quarter ended December 31, 2002. During the same quarter last year, the net impact of IDC was essentially zero. In the current quarter, the deferred expense recorded on the balance sheet totaled $14.9 million, the IDC offset (a reduction to expense and an increase to the deferred expense) was $5.0 million, the IDC reduction to the gross gain was $3.2 million and the IDC amortization (a reduction to amortization of finance income) was $2.2 million. For second quarter last year, the deferred expense recorded on the balance sheet totaled $14.6 million, the IDC offset was $5.8 million, the IDC reduction to the gross gain was $3.8 million and the IDC amortization was $2.0 million.

SG&A expenses, excluding the IDC offset noted above, increased $1.9 million when compared to the same period last year. The SG&A expense increase related to Valley was $2.4 million.

The provision for losses was $0.7 million higher in the current quarter compared to the same period last year. The corporate and all other segment reflects the total company-level provision for loss expense and allowance for loss balance, net of those amounts reported in the other two segments. Net charge-offs totaled $5.4 million in the current three-month period versus $0.8 million in the same three-month period last year. The charge-offs taken in the current quarter occurred within the discontinued business operations of Third Coast Capital.

Comparing six months ended December 31, 2002 to the same period of the prior year:

For the six months ended December 31, 2002, the Corporate and All Other segment reported a net loss of $8.3 million compared to a net loss of $1.5 million reported in the same six-month period last year.

Overall, finance and other income increased $1.2 million from the prior year. Excluding the impact from Valley, finance and other income decreased $4.0 million. Average net financed assets, excluding initial direct costs (“IDC”), decreased to $23.0 million from $49.0 million a year ago. As a result of the lower average balance, finance income declined $1.2 million in the six months just ended. Within other income, net service fee income declined $1.7 million year-to-year. In addition, as explained further below, the amortization of the deferred IDC expense was higher by $0.2 million in the current six months.

The net impact of IDC was a $0.2 million reduction to pretax earnings in the six months ended December 31, 2002 compared to a $1.0 million addition to pretax earnings in the prior year. In the current period, the IDC offset (a reduction to expense and an increase to the deferred expense) was $11.0 million, the IDC reduction to the gross gain was $6.8 million and the IDC amortization (a reduction to amortization of finance income) was $4.4 million. For the six-month period last year, the IDC offset was $11.7 million, the IDC reduction to the gross gain was $6.6 million and the IDC amortization was $4.1 million.

Excluding the IDC offset noted above, SG&A expenses increased $4.5 million when compared to the same period last year. The SG&A expense increase related to Valley was $4.7 million.

The provision for losses was $2.0 million higher in the current six-month period versus last year. The corporate and all other segment reflects the total company-level provision for loss expense and allowance for loss balance, net of those amounts reported in the other two segments. Net charge-offs totaled $5.4 million in the current six-month period versus $0.8 million in the same six-month period last year. The charge-offs taken in the current six months occurred within the discontinued business operations of Third Coast Capital.

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

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 2002. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at December 31, 2002. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (USD), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Argentine Pesos (ARS), South African Rand (ZAR), and Hong Kong dollars (HKD), as indicated in parentheses. The table excludes investments in direct financing leases totaling $443.6 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Qtr. Ended December 31,

(in thousands of dollars)	2003	2004	2005	2006	2007	There- after	Total	Fair Value

Rate-Sensitive Assets:
Fixed rate receivables in installments (USD)	$83,687	$71,422	$57,855	$41,237	$21,987	$10,192	$286,380	$289,602
Average interest rate	9.50%	9.52%	9.21%	9.11%	9.21%	8.89%	9.50%

Fixed rate receivables in installments (SGD)	$720	$1,199	$1,663	$2,057	$8,650	$84	$14,373	$13,957
Average interest rate	8.11%	8.11%	8.11%	8.11%	8.20%	7.50%	8.11%

Fixed rate receivables in installments (JPY)	$3,142	$2,793	$1,568	$679	$235	—	$8,417	$8,046
Average interest rate	6.39%	6.39%	6.43%	6.35%	5.98%	—	6.39%

Fixed rate receivables in installments (AUD)	$429	$430	$481	$412	$436	$1,851	$4,039	$3,602
Average interest rate	5.93%	5.93%	5.91%	5.75%	5.75%	5.75%	5.93%

Fixed rate receivables in installments (GBP)	$1,332	$1,055	$1,148	$1,248	$937	—	$5,720	$5,620
Average interest rate	8.49%	8.45%	8.45%	8.45%	8.45%	—	8.49%

Fixed rate receivables in installments (EUR)	$10,888	$11,178	$9,154	$6,629	$2,320	$1,315	$41,484	$40,885
Average interest rate	8.66%	8.67%	8.68%	8.55%	8.48%	9.05%	8.66%

Fixed rate receivables in installments (ARS)	$2,557	$616	$385	$258	$96	—	$3,912	$4,131
Average interest rate	12.72%	11.06%	10.85%	9.68%	10.01%	—	12.72%

Floating rate receivables in installments (US)	$52,452	$25,077	$16,736	$11,443	$2,693	—	$108,401	$108,401
Average interest rate	6.96%	6.61%	6.35%	6.31%	6.32%	—	6.96%

Floating rate receivables in installments (EUR)	$153	$306	$306	$306	$276	—	$1,347	$1,347
Average interest rate	5.65%	5.65%	5.65%	5.65%	5.65%	—	5.65%

Floating rate receivables in installments (ARS)	$2,030	$623	$374	$287	—	—	$3,314	$3,314
Average interest rate	4.28%	4.22%	4.51%	4.79%	—	—	4.28%

Floating rate receivables in installments (ZAR)	$1,382	$1,237	$1,423	$1,169	$605	—	$5,816	$5,816
Average interest rate	16.02%	16.02%	16.02%	16.02%	16.11%	—	16.02%

Floating rate notes collateralized by medical receivables (USD)	$182,724	$44,594	$67,058	—	—	—	$294,376	$294,376
Average interest rate	6.23%	5.86%	5.93%	—	—	—	6.23%

Fixed rate credit enhancements (USD)	$10,015	$9,353	$7,905	$5,890	$3,458	$15,725	$52,346	$52,346
Average interest rate	5.59%	5.52%	5.34%	5.05%	4.87%	4.71%	5.59%

Totals	$351,511	$169,883	$166,056	$71,615	$41,693	$29,167	$829,925	$831,443

Average interest rate	7.26%	7.80%	7.38%	8.27%	8.42%	6.44%	7.67%

	Expected Maturity Date – Qtr. Ended December 31,

(in thousands of dollars)	2003	2004	2005	2006	2007	There- after	Total	Fair Value

Derivatives Matched Against Assets:
Interest Rate Swaps
Pay fixed rate swaps (EUR)	$5,214	$3,917	—	—	—	—	$9,131	$(231)
Weighted average pay rate	5.04%	5.35%	—	—	—	—	5.17%
Weighted average receive rate	2.94%	3.10%	—	—	—	—	3.01%

Rate-Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (USD)	$204,913	—	—	—	—	—	$204,913	$204,913
Average interest rate	3.43%	—	—	—	—	—	3.43%

Variable rate borrowings under warehouse facilities (GBP)	$22,411	—	—	—	—	—	$22,411	$22,411
Average interest rate	6.00%	—	—	—	—	—	6.00%

Variable rate borrowings under warehouse facilities (EUR)	$82,125	—	—	—	—	—	$82,125	$82,125
Average interest rate	4.47%	—	—	—	—	—	4.47%

Variable rate borrowings under warehouse facilities (ZAR)	$7,507	—	—	—	—	—	$7,507	$7,507
Average interest rate	14.84%	—	—	—	—	—	14.84%

Fixed rate discounted receivables (USD)	$116,316	$89,449	$61,389	$37,579	$14,689	$3,018	$322,440	$325,697
Average interest rate	5.44%	5.34%	5.07%	4.59%	4.26%	4.65%	5.44%

Variable rate discounted receivables (USD)	$212,508	$9,465	$3,754	$966	$637	—	$227,330	$227,330
Average interest rate	2.14%	4.73%	4.73%	4.73%	4.37%	—	2.14%

Senior notes (USD)	—	$155,000	—	—	—	—	$155,000	$119,893
Average interest rate	—	9.88%	—	—	—	—	9.88%

Other debt (USD)	$18,244	$8,174	$29,975	$2,152	—	—	$58,545	$58,156
Average interest rate	5.39%	4.22%	3.96%	2.89%	—	—	5.39%

Other debt (GBP)	$5,082	$4,358	$3,797	$3,251	$2,626	$4,414	$23,528	$12,410
Average interest rate	6.63%	6.59%	6.54%	6.56%	6.79%	6.80%	6.63%

Other debt (EUR)	$15,287	$7,799	$6,184	$3,005	$381	—	$32,656	$26,992
Average interest rate	6.65%	6.78%	6.82%	7.12%	6.42%	—	6.65%

Other debt (HKD)	$1,630	—	—	—	—	—	$1,630	$1,630
Average interest rate	3.53%	—	—	—	—	—	3.53%

Other debt (AUD)	$2,700	$1,312	$1,348	$1,066	$702	$272	$7,400	$4,563
Average interest rate	6.58%	6.58%	6.58%	6.58%	6.58%	6.58%	6.58%

Convertible sub notes (USD)	—	$12,750	—	—	—	$25,000	$37,750	$11,774
Average interest rate	—	9.12%	—	—	—	7.50%	9.13%

Totals	$688,723	$288,307	$106,447	$48,019	$19,035	$32,704	$1,183,235	$1,105,401

Average interest rate	3.86%	7.96%	4.92%	4.85%	4.74%	7.13%	5.22%

Derivatives Matched Against Liabilities:

Interest Rate Swaps

Pay fixed rate swaps (USD)	$75,000	$4,000	—	—	—	—	$79,000	$(868)
Weighted average pay rate	2.43%	5.84%	—	—	—	—	2.60%
Weighted average receive rate	1.78%	1.75%	—	—	—	—	2.18%

Pay fixed rate swaps (EUR)	—	$10,492	—	—	—	—	$10,492	$(162)
Weighted average pay rate	—	3.98%	—	—	—	—	3.98%
Weighted average receive rate	—	3.02%	—	—	—	—	3.02%

Totals	$75,000	$14,492					$89,492	$(1,030)

Changes between the total rate sensitive assets and liabilities from June 30, 2002 through December 31, 2002 were immaterial. Derivative positions held represent the hedging of anticipated equipment securitizations and interest rate swaps and caps to convert floating rate borrowings to fixed rates in order to minimize the interest rate mismatch to fixed rate assets. Changes in the overall derivative positions held at December 31, 2002 compared to those held at June 30, 2002 reflect the changes in the Company’s exposures in its financial contracts.

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at December 31, 2002. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Argentine Pesos (ARS), South African Rand (ZAR), and Hong Kong dollars (HKD), as indicated in parentheses. The table excludes investments in direct financing leases totaling $187.5 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Qtr. Ended December 31,

(in thousands of dollars)	2003	2004	2005	2006	2007	There- after	Total	Fair Value

Foreign Currency Sensitive Assets:
Fixed rate receivables in installments (SGD)	$720	$1,199	$1,663	$2,057	$8,650	$84	$14,373	$13,957
Average interest rate	8.11%	8.11%	8.11%	8.11%	8.20%	7.50%	8.11%

Fixed rate receivables in installments (JPY)	$3,142	$2,793	$1,568	$679	$235	—	$8,417	$8,046
Average interest rate	6.39%	6.39%	6.43%	6.35%	5.98%	—	6.39%

Fixed rate receivables in installments (AUD)	$429	$430	$481	$412	$436	$1,851	$4,039	$3,602
Average interest rate	5.93%	5.93%	5.91%	5.75%	5.75%	5.75%	5.93%

Fixed rate receivables in installments (GBP)	$1,332	$1,055	$1,148	$1,248	$937	—	$5,720	$5,620
Average interest rate	8.49%	8.45%	8.45%	8.45%	8.45%	—	8.49%

Fixed rate receivables in installments (EUR)	$10,888	$11,178	$9,154	$6,629	$2,320	$1,315	$41,484	$40,885
Average interest rate	8.66%	8.67%	8.68%	8.55%	8.48%	9.05%	8.66%

Fixed rate receivables in installments (ARS)	$2,557	$616	$385	$258	$96	—	$3,912	$4,131
Average interest rate	12.72%	11.06%	10.85%	9.68%	10.01%	—	12.72%

Floating rate receivables in installments (EUR)	$153	$306	$306	$306	$276	—	$1,347	$1,347
Average interest rate	5.65%	5.65%	5.65%	5.65%	5.65%	—	5.65%

Floating rate receivables in installments (ARS)	$2,030	$623	$374	$287	—	—	$3,314	$3,314
Average interest rate	4.28%	4.22%	4.51%	4.79%	—	—	4.28%

Floating rate receivables in installments (ZAR)	$1,382	$1,237	$1,423	$1,169	$605	—	$5,816	$5,816
Average interest rate	16.02%	16.02%	16.02%	16.02%	16.11%	—	16.02%

Totals	$22,633	$19,437	$16,502	$13,045	$13,555	$3,250	$88,422	$86,718

Average interest rate	8.76%	8.59%	8.84%	8.81%	8.46%	7.13%	8.67%

	Expected Maturity Date – Qtr. Ended December 31,

(in thousands of dollars)	2003	2004	2005	2006	2007	There- after	Total	Fair Value

Foreign Currency Sensitive Liabilities:

Variable rate borrowings under warehouse facilities (GBP)	$22,411	—	—	—	—	—	$22,411	$22,411
Average interest rate	6.00%	—	—	—	—	—	6.00%

Variable rate borrowings under wareh- ouse facilities (EUR)	$82,125	—	—	—	—	—	$82,125	$82,125
Average interest rate	4.47%	—	—	—	—	—	4.47%

Variable rate borrowings under warehouse facilities (ZAR)	$7,507	—	—	—	—	—	$7,507	$7,507
Average interest rate	14.84%	—	—	—	—	—	14.84%

Other debt (GBP)	$5,082	$4,358	$3,797	$3,251	$2,626	$4,414	$23,528	$12,410
Average interest rate	6.63%	6.59%	6.54%	6.56%	6.79%	6.80%	6.63%

Other debt (EUR)	$15,287	$7,799	$6,184	$3,005	$381	—	$32,656	$26,992
Average interest rate	6.65%	6.78%	6.82%	7.12%	6.42%	—	6.65%

Other debt (HKD)	$1,630	—	—	—	—	—	$1,630	$1,630
Average interest rate	3.53%	—	—	—	—	—	3.53%

Other debt (AUD)	$2,700	$1,312	$1,348	$1,066	$702	$272	$7,400	$4,563
Average interest rate	6.58%	6.58%	6.58%	6.58%	6.58%	6.58%	6.58%

Totals	$136,742	$13,469	$11,329	$7,322	$3,709	$4,686	$177,257	$157,638

Average interest rate	5.64%	6.70%	6.70%	6.79%	6.71%	6.79%	5.87%

Derivatives Matched Against Liabilities:

Foreign Exchange Agreements

Receive USD / Pay EUR	—	—	—	$17,974	—	—	$17,974	$1,884
Avg. contractual exchange rate	—	—	—	0.9377	—	—	0.9377

Receive USD / Pay SGD	$6,600	—	—	—	—	—	$6,600	$(170)
Avg. contractual exchange rate	1.7800	—	—	—	—	—	1.7800

Receive USD / Pay JPY	$6,653	—	—	—	—	—	$6,653	$(107)
Avg. contractual exchange rate	120.71	—	—	—	—	—	120.71

Receive USD / Pay AUS	$2,103	—	—	—	—	—	$2,103	$(17)
Avg. contractual exchange rate	0.5568	—	—	—	—	—	0.5568

Totals	$15,356			$17,974			$33,330	$1,590

Total foreign currency sensitive assets increased $13.0 million from the total at June 30, 2002 due primarily to increases in fixed rate receivables denominated in Singapore dollars and floating rate receivables denominated in South African Rand. Total foreign currency sensitive liabilities increased $21.8 million from June 30, 2002, due primarily to additional warehouse borrowings denominated in Euro and long-term borrowings denominated in Australian dollars.

The derivative positions held at December 31, 2002 and June 30, 2002 are forward sales of currencies to hedge foreign currency denominated assets and liabilities funded on a short-term basis with U.S. dollars.

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

PART II – OTHER INFORMATION

Items 1, 2, 3 and 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders held on December 4, 2002 and received the votes set forth below:

1.	All of the following persons nominated were elected to serve as directors of the Company and received the number of votes set opposite their respective names:

Name	For	Withheld
Gerald L. Cohn	8,540,103	975,688
John E. McHugh	9,304,822	210,969
Michael A. O’Hanlon	9,079,331	436,460
Nathan Shapiro	9,304,822	210,969
William S. Goldberg	9,002,390	513,401
Harry T. J. Roberts	8,524,103	991,688

2.	A proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending June 30, 2003 received 9,338,881 votes FOR and 175,110 votes AGAINST, with 1,800 abstentions.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DVI, INC. (Registrant)
Date: February 14, 2003	By:	/s/ MICHAEL A. O’HANLON

Michael A. O’Hanlon President and Chief Executive Officer

Date: February 14, 2003	By:	/s/ STEVEN R. GARFINKEL

Steven R. Garfinkel Executive Vice President and Chief Financial Officer

Officer’s Certificate

I, Michael A. O’Hanlon, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of DVI, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ MICHAEL A. O’HANLON

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ STEVEN R. GARFINKEL

Name: Steven R. Garfinkel Title: Executive Vice President and Chief Financial Officer

Officers’ Certificate
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned officers of DVI, Inc., a Delaware corporation (the “Company”), hereby certifies that (i) the Company’s Quarterly Report on Form 10-Q for the three and six-month periods ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Company’s Quarterly Report on Form 10-Q for the three and six-month periods ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods indicated.

Date: February 14, 2003	/s/ MICHAEL A. O’HANLON

Name: Michael A. O’Hanlon Title: Chief Executive Officer and President

/s/ STEVEN R. GARFINKEL

Name: Steven R. Garfinkel Title: Executive Vice President and Chief Financial Officer