Form 10-Q
period 2003-03-31
DVI INC
filed 2003-05-20
CIK 801550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 001-11077

DVI, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2722773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 York Road Jamison, Pennsylvania	18929
(Address of principal executive offices)	(Zip Code)

(215) 488-5000

Registrant’s telephone number, including area code

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

Common stock, $.005 par value – 15,181,921 shares as of April 30, 2003.

DVI, INC. AND SUBSIDIARIES

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

Assets

(in thousands of dollars except share data)	March 31, 2003	June 30, 2002
Cash and cash equivalents	$16,153	$11,400
Restricted cash and cash equivalents	131,388	98,220
Accounts receivable	39,317	58,051
Investments	19,864	17,461
Contract receivables:
Investment in direct financing leases, notes and medical receivables:
Receivables in installments	1,163,142	1,158,545
Receivables and notes–related parties, net	37,186	29,321
Net notes collateralized by medical receivables	276,427	275,463
Residual valuation	26,750	22,547
Unearned income	(144,118)	(133,175)

Net investment in direct financing leases, notes and medical receivables	1,359,387	1,352,701
Less: Allowance for losses on receivables	(20,125)	(25,628)

Net contract receivables	1,339,262	1,327,073
Retained interests in securitizations	61,682	46,088
Servicing rights	17,295	15,296
Repossessed assets	27,769	18,112
Building and equipment on operating leases (net of accumulated depreciation of $7,636 and $6,096, respectively)	11,527	11,965
Fixed assets (net of accumulated depreciation of $8,255 and $6,600, respectively)	9,546	10,057
Goodwill (net of accumulated amortization of $4,221 and $4,227, respectively)	31,593	28,160
Other assets	23,259	28,419

Total assets	$1,728,655	$1,670,302

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Balance Sheets, continued

Liabilities and Shareholders’ Equity (unaudited)

(in thousands of dollars except share data)	March 31, 2003	June 30, 2002
Accounts and equipment payables	$130,717	$88,442
Accrued expenses and other liabilities	73,951	83,022
Borrowings under warehouse facilities	391,631	315,278
9 7/8% Senior notes due 2004	155,000	—
Long-term debt:
Discounted receivables (primarily limited recourse)	508,734	571,368
9 7/8% Senior notes due 2004	—	155,000
Other debt	121,701	129,820
Convertible subordinated notes	37,750	38,750

Total long-term debt	668,185	894,938

Deferred income taxes	55,029	55,567

Total liabilities	1,474,513	1,437,247
Commitments and contingencies
Minority interest in consolidated subsidiaries	3,453	3,410
Shareholders’ equity:
Preferred stock, $10.00 par value; authorized 100,000 shares; no shares issued
Common stock, $.005 par value; authorized 25,000,000 shares; outstanding 15,181,921 and 14,690,457 shares, respectively	76	73
Additional capital	146,650	143,077
Retained earnings	110,178	96,844
Accumulated other comprehensive loss	(6,215)	(10,349)

Total shareholders’ equity	250,689	229,645

Total liabilities and shareholders’ equity	$1,728,655	$1,670,302

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands of dollars except share data)	2003	2002	2003	2002
Finance and other income:
Amortization of finance income	$22,765	$27,177	$74,272	$82,703
Amortization of finance income – related parties	—	757	—	2,024
Respiratory services income, net	2,893	—	8,101	—
Other income	5,502	6,025	15,708	14,956

Total finance and other income	31,160	33,959	98,081	99,683
Interest expense	19,130	20,658	60,694	63,874

Net interest and other income	12,030	13,301	37,387	35,809
Provision for losses on receivables	4,265	2,638	10,274	6,988
Provision for losses on Argentina contracts	—	13,747	—	13,747
Repossessed asset expenses and impairment	553	237	806	1,289

Net interest and other income after provision for losses	7,212	(3,321)	26,307	13,785
Net gain on sale of financing transactions	16,040	11,831	46,190	39,431
Loss on investment impairment	—	(16,594)	—	(16,594)

Net operating income (loss)	23,252	(8,084)	72,497	36,622
Selling, general and administrative expenses	16,835	11,472	48,056	34,943

Earnings (loss) before minority interest, equity in net gain (loss) of investees, and provision for income taxes	6,417	(19,556)	24,441	1,679
Minority interest in net loss of consolidated subsidiaries	165	3,549	408	3,437
Equity in net gain (loss) of investees	(32)	(11)	(82)	2
Benefit from (provision for) income taxes	(3,526)	6,776	(11,433)	(1,927)

Net earnings (loss)	$3,024	$(9,242)	$13,334	$3,191

Net earnings (loss) per share:
Basic	$0.20	$(0.64)	$0.89	$0.22

Diluted	$0.20	$(0.64)	$0.89	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (unaudited)

	Common Stock $.005 Par Value		Additional	Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands of dollars except share data)	Shares	Amount	Capital	Earnings	Loss	Equity
Balances at June 30, 2001	14,337,104	$72	$136,795	$100,932	$(15,574)	$222,225
Net loss				(4,088)		(4,088)
Realized impairment loss on available-for-sale securities (net of deferred taxes of $4,961)					9,176	9,176
Unrealized loss on available-for-sale securities (net of deferred taxes of $153)					(282)	(282)
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $2,150)					(3,215)	(3,215)
Cumulative translation adjustment					(454)	(454)

Comprehensive income						1,137
Issuance of common stock upon exercise of exchange rights	143,365		2,421			2,421
Issuance of common stock upon exercise of stock options	209,988	1	3,016			3,017
Non-employee stock option/warrant grants			845			845

Balances at June 30, 2002	14,690,457	73	143,077	96,844	(10,349)	229,645
Net income				13,334		13,334
Unrealized gain on available-for-sale securities (net of deferred taxes of $31)					78	78
Unrealized loss on derivative instruments designated as cash flow hedges (net of deferred taxes of $569)					(852)	(852)
Cumulative translation adjustment					4,908	4,908

Comprehensive income						17,468
Issuance of common stock upon exercise of exchange rights	369,625	2	1,774			1,776
Issuance of common stock upon exercise of stock options	27,500		157			157
Conversion of subordinated notes	94,339	1	1,000			1,001
Exercise of exchange rights			921			921
Non-employee stock option/warrant grants			(279)			(279)

Balances at March 31, 2003	15,181,921	$76	$146,650	$110,178	$(6,215)	$250,689

The accompanying notes are an integral part of these consolidated financial statements.

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
(in thousands of dollars)	2003	2002
Cash flows from operating activities:
Net earnings	$13,334	$3,191

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	26,425	21,461
Provision for losses on receivables	10,274	6,988
Provision for losses on Argentina contracts	—	13,747
Realized impairment of investments	—	16,594
Net gain on sale of financing transactions	(46,190)	(39,431)
Other, net	(9)	(3,322)
Receivables originated or purchased	(736,622)	(795,563)
Portfolio receipts net of amounts included in income and proceeds from sale of financing transactions	726,541	711,949
Net increase in notes collateralized by medical receivables	(964)	(32,211)
Changes in assets and liabilities:
(Increases) decreases in:
Restricted cash and cash equivalents	(33,168)	(974)
Accounts receivable	16,180	(25,732)
Other assets	(15,804)	(34,524)
Increases (decreases) in:
Accounts payable	46,084	36,270
Accrued expenses and other liabilities	(4,514)	(4,022)
Deferred income taxes	(569)	(7,170)

Total adjustments	(12,336)	(135,940)

Net cash provided by (used in) operating activities	998	(132,749)

Cash flows from investing activities:
Acquisition of business (net of cash received)	—	(405)
Cash received from sale of investments	—	5,542
Building and equipment on operating leases	(3,136)	—
Fixed asset additions	(1,242)	(2,945)

Net cash provided by (used in) investing activities	(4,378)	2,192

Cash flows from financing activities:
Exercise of stock options and warrants	157	1,232
Borrowings under warehouse facilities, net of repayments	76,353	46,512
Borrowings under long-term debt	170,024	223,446
Repayments on long-term debt	(239,176)	(138,842)

Net cash provided by financing activities	7,358	132,348

Effect of exchange rate changes on cash and cash equivalents	775	(313)

Net increase in cash and cash equivalents	4,753	1,478
Cash and cash equivalents, beginning of period	11,400	11,013

Cash and cash equivalents, end of period	$16,153	$12,491

continued

DVI, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited) (concluded)

	Nine Months Ended March 31,
(in thousands of dollars)	2003	2002
Cash paid during the period for:
Interest	$54,574	$57,421

Income taxes, net of refunds	$318	$570

Supplemental disclosures of noncash transactions:

For the nine months ended March 31, 2003, the exercise of exchange rights in lieu of interest and principal payments on a long-term note was $1.8 million. After this exercise, there are no outstanding unexercised exchange rights.

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

In the opinion of management, the unaudited consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the fiscal year ending June 30, 2003.

Certain amounts as previously reported have been reclassified to conform to the presentation for the three and nine-month periods ended March 31, 2003. On our balance sheet presented for June 30, 2002, we reclassified amounts pertaining to our loss allowance liability from accrued expenses and other liabilities to retained interests in securitizations. On our consolidated statements of operations, we presented amounts pertaining to related party income as a separate line item, as opposed to the previous parenthetical notation within amortization of finance income. We reclassified amounts pertaining to respiratory services income, net of the related cost of sales, from other income to a new line called “Respiratory services income, net”. In addition, we reclassified amounts pertaining to expenses and impairment of repossessed assets from other income to a new line called “Repossessed asset expenses and impairment”. Amounts for portfolio activity that were previously presented in our statement of cash flows under investing activities have been reclassified to operating activities.

Note 2. Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights.

This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

We record no compensation expense for the granting of stock options to our employees and directors. The fair value of stock options granted to consultants, however, is recorded as an expense over the service or vesting period.

If compensation cost for our stock option plan had been determined based on the fair value at the date of awards consistent with the fair value method described in SFAS No. 123, our net income, basic earnings per share, and diluted earnings per share would be reduced to the following proforma amounts at March 31, 2003:

(in thousands of dollars)	Three months ended March 31, 2003	Nine months ended March 31, 2003
Net earnings, as reported	$3,024	$13,334
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(18)	(148)

Pro forma net earnings	$3,006	$13,186

Earnings Per Share:
Basic – as reported	$0.20	$0.89
Basic – pro forma	0.20	0.88
Diluted – as reported	0.20	0.89
Diluted – pro forma	0.20	0.88

Note 3. Accounts Receivable

The following represents a summary of the major components of accounts receivable:

(in thousands of dollars)	March 31, 2003	June 30, 2002
Servicer advances/refunds	$15,977	$18,229
Respiratory services (1)	7,700	3,119
Interest receivable	7,379	9,658
Receivable from securitized pools	2,257	4,072
Dividends receivable	1,838	1,500
Amounts due from purchased portfolio	623	3,562
Receivable from sale of stock (2)	—	4,914
Receivable from loan payoffs	—	2,953
Portfolio advances	—	2,903
Fees receivable	—	2,800
Miscellaneous	3,543	4,341

Total accounts receivable	$39,317	$58,051

(1)	Related to the consolidation of Valley Health Group, Inc. as discussed in our June 30, 2002 Form 10-K.
(2)	Related to the sale of DVI Ohio as discussed in our June 30, 2002 Form 10-K.

Note 4. Allowance for Losses on Receivables

The following is an analysis of the allowance for losses on receivables:

	Nine Months Ended March 31,
(in thousands of dollars)	2003	2002
Balance, beginning of period	$25,628	$15,933
Provision for losses on receivables	10,274	6,988
Provision for losses on acquired portfolio	—	250
Estimated loss associated with the repurchase of off-balance sheet contracts	—	1,360
Cumulative translation adjustment	242	—
Net charge-offs	(16,019)	(7,529)

Balance, end of period	$20,125	$17,002

The following information pertains to the recorded investment for impaired contracts:

	Nine Months Ended March 31,
(in millions of dollars)	2003	2002
Total average recorded investment in impaired loans	$170.9	$131.7
Total recorded investment in impaired loans (1)	188.7	153.1
Amount of recorded investment for which there is a related allowance for credit losses	54.5	49.4
Amount of related allowance for credit losses	16.9	15.3
Amount of recorded investment for which there is no related allowance for credit losses	134.2	103.7
Amount of interest income recognized on impaired loans	2.0	5.7

(1)	Includes international contracts of $38.9 million and $16.8 million at March 31, 2003 and 2002, respectively.

The following information pertains to non-accrual and past due contracts as of March 31, 2003 and 2002 as part of the additional disclosure required with our adoption of Statement of Position (“SOP”) 01-06:

	Nine Months Ended March 31,
(in millions of dollars)	2003	2002
Net Investment of Leases and Loans on Non-accrual Status:
Domestic (excluding operating leases)	$180.1	$79.0
International (excluding operating leases)	44.6	39.5
Operating leases	—	—

Total non-accrual	$224.7	$118.5

Net Investment of Leases and Loans Greater than 90 Days Past Due with Income Still Accruing:
Domestic (excluding operating leases)	$0.6	$18.2
International (excluding operating leases)	24.8	55.9
Operating leases	—	—

Total Greater than 90 Days Past Due with Income Still Accruing	$25.4	$74.1

Note 5. Commitments and Contingencies

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

The parties to the litigation have been involved in very extensive document discovery and oral depositions. A substantial amount of the deposition testimony has been completed in this matter, and the trial judge has re-scheduled the trial date to October 2003. Counsel for DVI continues to research and review discovery documents in preparation for trial.

The Company believes it will prevail in this lawsuit.

Note 6. Reconciliation of Earnings per Share Calculation

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands except per share data)	2003	2002	2003	2002
Basic
Earnings (loss) available to common shareholders	$3,024	$(9,242)	$13,334	$3,191
Average common shares	15,170	14,448	15,012	14,379
Basic earnings (loss) per common share	$0.20	$(0.64)	$0.89	$0.22

Diluted
Diluted earnings (loss) available to common shareholders	$3,024	$(9,242)	$13,334	$3,191
Average common shares	15,170	14,448	15,012	14,379
Effect of dilutive securities, net:
Exchange rights	—	—	25	23
Options	2	—	23	187

Diluted average common shares	15,172	14,448	15,060	14,589
Diluted earnings (loss) per common share	$0.20	$(0.64)	$0.89	$0.22

Note 7. Derivative Instruments and Hedging Activities

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

At March 31, 2003, we had forward start interest rate swaps, which were designated as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133 and were used to hedge the interest rate at which the underlying equipment contracts would be financed in the forecasted securitization, which is intended to take place in late May 2003. Concurrent with the transfer of the equipment contracts to the warehouse facility these swaps were also transferred to the warehouse facility with a total notional amount of $300.0 million. The fair value of those interest rate swaps was approximately ($2.3) million at March 31, 2003.

At March 31, 2003, we held the following derivative positions to manage our interest rate risk:

(in thousands of dollars)	Notional Amount	Fair Value
Cash Flow Hedges:
Interest rate swaps	$119,915	$(1,340)
Fair Value Hedges:
Interest rate swaps	$8,962	$(210)

In the next twelve months, we are forecasting to complete two domestic equipment securitizations. When these securitizations are completed, the fair value adjustments in accumulated other comprehensive loss (a component of shareholders’ equity) will be reclassified into earnings and will be offset through the securitization closing entries, including adjustments to the gain on sale. If the fair value of the hedges is negative, the actual securitization pricing is lower than our hedged rate, which fixes our effective borrowing cost at our hedged rate. If the fair value of the hedges is positive, the actual securitization pricing is higher than our hedged rate, which also fixes our effective borrowing cost at our hedged rate. When the forecasted securitizations close, we currently expect $103,351 in fair value adjustments to be reclassified from accumulated other comprehensive loss into earnings related to the forecasted securitizations and $2.5 million in fair value adjustments to be reclassified from accumulated other comprehensive loss into earnings related to previously completed securitizations. The maximum length of time that we are hedging the exposure of our future cash flows for forecasted transactions is through July 2005.

On May 1 and November 6, 2002, we entered into a series of interest rate swap agreements with a counterparty to economically hedge floating rate interest obligations on the class A-3a notes of our 2002-1 asset-backed securitization and classes A-2a, A-3a, D, and E notes of our 2002-2 asset-backed securitization. The notional amounts of these swaps match the outstanding note balance of the class A-3a notes of our 2002-1 securitization and the A-2a, A-3a, D, and E notes of our 2002-2 securitization. At March 31, 2003, the notional amount of these back-to-back interest rate swaps was $204.5 million related to our 2002-1 securitization and $243.6 million related to our 2002-2 securitization.

DVI is a direct party to both sets of the two offsetting swaps (called a “differential” swap) that are included in these combined swap instruments issued by the counterparty and are settled monthly on a net basis. These differential swaps are considered freestanding derivatives and are marked to market monthly. At March 31, 2003 the net notional amount and fair value of both differential swaps was zero since the actual outstanding balance of the notes was equal to the scheduled amortization balance at that date.

We have foreign currency exposures in our international operations due to lending in some areas in local currencies that are not funded with local currency borrowings but with U.S. dollars. In order to limit our exposure to foreign currency movements, we employ a hedging strategy using derivative instruments, primarily forward sales of the appropriate foreign currency. These types of instruments are considered hedges of net investments in foreign operations. Cumulative gains totaling $1.0 million were included in cumulative translation adjustments at March 31, 2003.

At March 31, 2003, we held cross-currency interest rate swaps and forward sale contract derivative positions to limit our exposure to foreign currency movements. Any changes in fair value are recorded in our Statement of Operations. These derivatives do not qualify as net investment in foreign operations hedges as defined in SFAS No. 133.

Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the projected change in the value of the hedged item and the projected change in the value of the derivative from a movement in interest rates or foreign currency rates, as applicable. High effectiveness means that the change in the value of the derivative will effectively offset the change in the value of the hedged item. We measure the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness as defined by SFAS No. 133 is recognized in the income statement during each quarterly period. When options are used for hedging, the time value of the option is excluded from this effectiveness assessment. For the nine months ended March 31, 2003, we did not record ineffectiveness related to cash flow hedges.

Accumulated Derivative Loss

The following table summarizes activity in accumulated other comprehensive loss related to derivatives classified as cash flow hedges that we held for the nine months ended March 31, 2003:

(in thousands of dollars, net of deferred taxes)
Beginning balance, July 1, 2002	$(4,352)
Losses reclassified into earnings	1,481
Change in fair value of derivatives	(2,332)

Accumulated derivative loss included in accumulated other comprehensive loss as of March 31, 2003	$(5,203)

Note 8. Segment Reporting

We have the following reportable segments based on the types of our financings:

•	Equipment financing, which includes:

•	Sophisticated medical equipment financing directly to U.S. and international end users,

•	Medical equipment contracts acquired from originators that generally do not have access to cost-effective permanent funding and

•	“Small ticket” equipment financing.

•	Medical receivables financing, which includes:

•	Medical receivable lines of credit issued to a wide variety of healthcare providers and

•	Software tracking of medical receivables.

•	Corporate and all other, which includes:

•	Interim real estate financing, mortgage loan placement, subordinated debt financing for assisted living facilities and, to a lesser extent, merger and acquisition advisory services to our customers operating in the long-term care, assisted care and specialized hospital markets;

•	Asset-backed financing (including lease lines of credit) to emerging growth companies;

•	Respiratory services and

•	Miscellaneous financial advisory services, corporate income and overhead allocations.

For management reporting purposes, the effects of initial direct costs (“IDC”) as defined in paragraph 24 of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, are not considered when assessing the performance of business segments. Therefore, all aspects of IDC (IDC offset, IDC asset, IDC amortization and IDC reduction to gross gain) are allocated to the corporate and all other segment. Direct revenues related to the loans are allocated to the related segment. The amount of amortization of IDC for Equipment Financing was $2.1 million and $6.1 million for the three and nine months ended March 31, 2003, and was $2.0 million and $5.6 million for the three and nine months ended March 31, 2002. The amount of amortization of IDC for Medical Receivables Financing was $0.1 million and $0.4 million for the three and nine months ended March 31, 2003, and was $0.1 million and $0.4 million for the three and nine months ended March 31, 2002.

For segment reporting, management elects to require each region to maintain an allowance for losses on receivables based on a ratio of net financed assets. The provision for losses on receivables reflects the required amount to maintain the allowance ratio and their portfolios’ net charge-offs. The corporate and all other segment is the balancing segment for the remaining provision for losses, which will reflect variances in the overall consolidated allowance ratio.

Monthly interest expense for warehouse and securitization debt are expensed to the region based upon the underlying collateral and advance rates. The interest expense for unsecured debt is charged according to the amount allocated on the balance sheet using the quarterly yield of unsecured debt. On the balance sheet, unsecured debt is allocated according to the percent of unsecured debt to the sum of the unsecured debt and shareholders’ equity at the consolidated level. Income taxes are allocated to each region using the best estimate of tax rates for that region.

The following information reconciles our reportable segment information to the consolidated financial statement totals:

	Three Months Ended March 31, 2003
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings
Equipment financing	$25,786	$16,124	$6,766
Medical receivables financing	6,050	2,901	(268)
Corporate and all other	(676)	105	(3,474)

Consolidated total	$31,160	$19,130	$3,024

	Nine Months Ended March 31, 2003
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets (1)
Equipment financing	$79,280	$50,200	$24,209	$1,102,286
Medical receivables financing	20,171	9,263	857	276,498
Corporate and all other	(1,370)	1,231	(11,732)	53,812

Consolidated total	$98,081	$60,694	$13,334	$1,432,596

	Three Months Ended March 31, 2002
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings (Loss)
Equipment financing	$26,209	$16,565	$1,165
Medical receivables financing	9,173	3,388	1,869
Corporate and all other	(1,423)	705	(12,276)

Consolidated total	$33,959	$20,658	$(9,242)

	Nine Months Ended March 31, 2002
(in thousands of dollars)	Total Finance and Other Income	Interest Expense	Net Earnings	Net Financed Assets (1)
Equipment financing	$79,894	$51,326	$14,224	$1,033,487
Medical receivables financing	23,126	11,006	2,778	280,142
Corporate and all other	(3,337)	1,542	(13,811)	53,033

Consolidated total	$99,683	$63,874	$3,191	$1,366,662

(1)	Net financed assets represent the earning assets. It is comprised of the following line items on the balance sheet:

•	The net investment in direct financing leases, notes and medical receivables,

•	Retained interests in securitizations and

•	Building and equipment on operating leases.

Geographic Information

We attribute finance and other income earned and net financed assets to geographic areas based on the location of our subsidiaries. Finance and other income earned and the balances of net financed assets for the three and nine-month periods ended and as of March 31, 2003 and 2002 by geographic area are as follows:

	Three Mos. Ended March 31, 2003		Nine Months Ended March 31, 2003
(in thousands of dollars)	Total Finance and Other Income		Total Finance and Other Income	Net Financed Assets
United States	$21,505		$69,528	$1,037,199
International	9,655	(1)	28,553	395,397	(2)

Total	$31,160		$98,081	$1,432,596

	Three Mos. Ended March 31, 2002	Nine Months Ended March 31, 2002
(in thousands of dollars)	Total Finance and Other Income	Total Finance and Other Income	Net Financed Assets
United States	$25,515	$72,064	$1,024,959
International	8,444	27,619	341,703

Total	$33,959	$99,683	$1,366,662

(1)	The following countries whose net financed assets were 1% or more of total net financed assets had finance income of: Brazil ($8,631), the United Kingdom ($3,444), Italy ($2,678), Turkey ($1,582), Singapore ($1,334), Australia ($974), Poland ($916) Germany ($881) and Spain ($829).

(2)	Included in this amount are the following countries whose net financed assets were 1% or more of total net financed assets: Brazil ($104,479), the United Kingdom ($53,329), Italy ($48,235), Turkey ($28,662), Singapore ($24,506), Poland ($20,218) Germany ($18,820), Spain ($17,426) and Australia ($15,881).

Major Customer Information

We have no single customer that accounts for 10% or more of revenue for the three and nine months ended March 31, 2003 and 2002. Receivables domiciled in the country of Brazil account for 11.6% of finance income for the nine months ended March 31, 2003.

Note 9. Guarantees

We have domestic and international agreements in effect in which the obligations of various DVI subsidiaries are guaranteed by their respective parent companies. We also have agreements in effect that guarantee to our majority interest and joint venture counterparties the customer payments of certain Latin American and Japanese contracts. All of these guarantees expire at various dates through May 2005. The following summarizes our guarantees held at March 31, 2003:

(in millions of dollars)
Type of Facility	Country / Region	Obligor	Guarantor	Guarantee Amount
Domestic:
Equipment	U.S.	DVI Financial Services Inc.	DVI, Inc.	$264.3
Medical Receivables	U.S.	DVI Business Credit Corporation	DVI, Inc.	67.6

				331.9

International:
Equipment	Latin America	MSF Holding Ltd.	DVI, Inc., DVIFS	$45.7
Equipment	U.K.	DVI Healthcare Finance Limited	DVI, Inc.	46.7
Equipment	Italy	DVI Italia, S.r.l.	DVI, Inc.	39.6
Equipment	Pacific Rim / Latin America	DVI Financial Services Inc.	DVI, Inc.	34.3
Equipment	Germany	DVI International (Deutschland) GmbH	DVI, Inc.	22.8
Equipment	Japan	DVI Financial Services Inc.	DVI, Inc.	12.3	*
Equipment	Spain	DVI Servicios de Renting, S.A.	DVI, Inc.	9.6
Equipment	South Africa	DVI Finance S.A. (Proprietary) LTD.	DVI, Inc.	8.7
Equipment	Australia	DVI Financial Services (Australia) Ltd.	DVI, Inc.	9.1
Equipment	Turkey	DVI Financial Services Inc.	DVI, Inc.	8.2
Equipment	The Netherlands	Medi Lease en Financiering B.V.	DVI, Inc.	1.8
Equipment	Pacific Rim	Medical Equipment Credit Pte.	DVI, Inc.	1.5

				240.3

Total Guarantees				$572.2

*	Represents guarantees for customer payments related to loans placed by our Japanese joint venture.

Note 10. Recent Accounting Developments

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

We have adopted these standards and do not expect their provisions to have a material impact on our financial position or results of operations.

On January 17, 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear sufficient economic risks. An entity is considered to be a variable interest entity (VIE)

when it has equity investors who lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. The Interpretation provides guidance related to identifying VIEs and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and non-controlling interests in newly consolidated VIEs and requires disclosures for both the “primary beneficiary” of a VIE and other beneficiaries of the entity. A primary beneficiary is the party that holds variable interests that expose it to a majority of the entity’s expected losses. Variable interests include equity interests, contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments and other instruments.

For VIEs created, or interests in VIEs obtained, subsequent to January 31, 2003, we are required to apply the consolidation provisions of this Interpretation immediately. For VIEs created, or interests in VIEs obtained, on or before January 31, 2003, the consolidation provisions of this Interpretation are required to be applied to our financial statements as of July 1, 2003. For these VIEs, we expect to apply the prospective transition method whereby the consolidation provisions of this Interpretation are applied prospectively with a cumulative-effect adjustment, if necessary, as of July 1, 2003. This Interpretation also requires certain disclosures herein if it is reasonably possible that we will consolidate or disclose information about a VIE when we initially apply the guidance in this Interpretation. We have applied the disclosure provisions of this Interpretation as of March 31, 2003.

We are currently evaluating the impact of adopting this Interpretation. The Company is also considering restructuring alternatives that would enable certain VIEs to meet the criteria for non-consolidation. Thus far, we have initially concluded that the adoption of this Interpretation would result in the consolidation of five healthcare provider operating companies with whom we have outstanding loans. The estimated total assets of these VIEs are approximately $100 million. We are still evaluating other lending relationships for potential classification as a VIE and, accordingly, are not yet able to quantify the potential cumulative effect of the implementation of the requirements of FIN 46.

Note 11. Corpus Christi Radiology Facility

The Company has been reviewing the accounting treatment applied in these financial statements and in prior financial statements to a series of transactions involving a radiology facility located in Corpus Christi, Texas. It is possible that, after it completes that review, the Company may change its accounting treatment for those transactions. If that change were made, the Company’s total assets and shareholders’ equity would decrease by approximately $2.6 million and $1.8 million, respectively. In addition, net income would be reduced by approximately $121,000 and $360,000, for the three and nine months ended March 31, 2003, respectively.

We retained Deloitte & Touche, our independent accountants, to review the financial statements contained in this report, and they have performed the review we requested of them. They have advised us that because the matter described in this footnote has not been resolved, their review “is not complete”. Their letter to that effect is attached as an exhibit to this report. Since Deloitte performed the review that we requested, we do not accept their characterization. We interpret the comment, in light of their other advice to us, to mean they are not in a position to agree or disagree with the accounting treatment we have applied to the Corpus Christi Center transactions referred to above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The strategies employed by DVI and its use of warehouse and permanent funding to finance its operations remain consistent with those methodologies described in our June 30, 2002 Form 10-K report. We obtain warehouse funding from commercial and investment banks. These credit facilities are provided on a committed basis, for which we pay a fee. Our permanent funding is obtained principally on a limited recourse basis in which the lender’s primary recourse is against the collateral and a limited ability to recover from DVI upon default.

The continued availability and renewal of these facilities at maturity are dependent upon our earnings, our credit quality, and our adherence to financial covenants contained in our borrowing agreements. These financial covenants stipulate the maximum levels of permitted leverage, minimum net worth, and minimum fixed charge coverage. At March 31, 2003, the Company was in full compliance with the required financial covenants contained in its borrowing arrangements.

Based on the amounts and terms of our committed credit facilities and our continued access to the asset-backed securitization markets (discussed below), the Company believes it has sufficient liquidity to finance its business operations.

Warehouse Facilities

To meet our requirements for short term funding, we maintain warehouse facilities with banks. We also maintain warehouse credit facilities with investment banking firms that we use for our asset-backed securitizations. At March 31, 2003, we had available an aggregate of $544.2 million under various warehouse credit facilities for medical equipment and medical receivables financing, consisting of $320.7 million available for domestic equipment contracts, $190.5 million for international contracts, and $33.0 million for medical receivables contracts.

Subsequent to the end of the quarter, on May 5, 2003 DVI obtained $100.0 million in additional committed warehouse financing through a new asset-backed commercial paper conduit program with an investment banking firm. This new credit facility is available to finance domestic equipment contracts.

Permanent Funding Methods

Through March 31, 2003, we have completed 33 securitizations for medical equipment and medical receivables financings totaling approximately $4.9 billion, consisting of public debt issues totaling $3.1 billion and private placements of debt and contract sales totaling $1.8 billion. We expect to continue to use securitizations (on both a public and private basis) or other structured finance transactions as our principal means to permanently fund our contracts for the foreseeable future. The source of our securitizations is assets that have been accumulated under our warehouse facilities. Upon completion of our securitizations, our warehouse facilities are available to finance new transactions.

The total outstanding under our securitizations (on and off balance sheet) at March 31, 2003, is $1.941 billion.

We have a $300.0 million off-balance sheet asset sale facility with the option to sell to it certain equipment contract receivables. As of March 31, 2003, nearly $300.0 million of the equipment contract receivables were sold to this facility.

The following is an analysis of our contractual obligations and commercial commitments:

(in thousands of dollars)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$365,280	$218,535	$53,032	$31,338	$668,185
Facility leases	2,991	4,022	3,120	3,605	13,738

Total contractual cash obligations	$368,271	$222,557	$56,152	$34,943	$681,923

The specific sources of funding the Company expects to utilize in the next year to finance its operations and meet its contractual obligations are cash generated from operations; including net income, cash collections received from the current contract portfolio, and financing activities. The contractual maturities due in 2003 of $520.4 million include $321.7 million of discounted receivables that will be repaid from collections on the underlying contract receivables. Additionally, $155.0 million in unsecured notes that are due within the next twelve months will be repaid through refinancing. The remaining $43.6 million represents amounts due under secured lines of credit that will be repaid from operating cash flows or through refinancing.

Financial Condition

Restricted cash and cash equivalents increased $33.2 million or 33.8% to $131.4 million at March 31, 2003, from $98.2 million at June 30, 2002. The increase was due to increases in Collection Cash (cash in the process of being applied to customer balances), which increased $10.3 million to $48.6 million, Concentration Cash (reserves established to meet obligor concentration requirements contained in our securitization for medical receivables), which increased $15.3 million to $22.2 million, and Reserve Cash (cash reserves established as credit enhancement for our securitizations), which increased $7.6 million to $60.6 million.

Accounts receivable decreased $18.7 million, or 32.3%, mainly due to the sale of DVI Ohio, which was refinanced with a new customer and transferred to contract receivables, cash received for various fees and customer contract payoffs, and a decrease in servicer advances. See Item 1, Note 3 for a summary of the major components of accounts receivable.

Retained interests in securitizations increased $15.6 million or 33.8% mainly due to the credit enhancement required by our new securitizations completed during this period.

Repossessed assets increased $9.7 million or 53.3% mainly due to a $4.6 million increase related to South American equipment inventory and $3.4 million related to a foreclosed surgery center.

Accounts and equipment payable increased $42.3 million or 47.8% mainly due to a $37.3 million increase due to the normal timing differences for payments related to our off-balance sheet securitized contract payoffs and repurchases and an $11.0 million increase in state and federal taxes.

Total shareholders’ equity increased $21.1 million to $250.7 million at March 31, 2003 from $229.6 million at June 30, 2002. The increase was primarily due to net earnings of $13.3 million, currency translation adjustments of $4.9 million, the issuance of common stock upon exercise of exchange rights of $1.8 million, the conversion of subordinated notes totaling $1.0 million and the exercise of exchange rights of $0.9 million, offset by unrealized losses on derivative instruments designated as cash flow hedges of $0.8 million.

Related Parties

At March 31, 2003, related party contract receivables totaled $37.2 million. Amortization of finance income was not recorded on these contracts for the three and nine months ended March 31, 2003. As the related parties continue to make required payments under their respective contracts, proceeds from these payments are applied to the principal outstanding balance and not recorded as income. The Company has suspended the recognition of related party receivable income until operating cash flows from these respective parties, independent of financing from DVI, can support their scheduled debt repayments. Related party amounts for the respective periods presented have been disclosed on our financial statements. Please refer to our June 30, 2002 Form 10-K for identification and description of the nature of these transactions.

Results of Operations

The company reported net earnings of $3.0 million, or $0.20 per diluted share, for the quarter ended March 31, 2003 as compared with a net loss of $9.2 million, or $0.64 per diluted share, for the quarter ended March 31, 2002. For the nine months ending March 31, 2003, the company reported net earnings of $13.3 million or $0.89 per diluted share, compared to net earnings of $3.2 million, or $0.22 per diluted share in the prior year. As disclosed previously, included in the results of both the quarter and nine months ended March 31, 2002 were charges totaling $15.7 million after tax relating to the Company’s operations in Argentina and the impairment of it’s investments in Corvis Corporation and Claimsnet.com.

Total equipment financing contracts originated, placed, and acquired totaled $248.8 million for the three months ended March 31, 2003, which was 9.3% below the total of $274.3 million recorded in the same period last year. Both the domestic and international new business volume was lower. For the nine-month period ended March 31, 2003, total equipment financing contracts originated, placed, and acquired totaled $808.2 million which was essentially flat with the total of $810.8 million reported in the same period a year ago.

New commitments in our medical receivables business were $47.3 million and $66.1 million for the three months and nine months ended March 31, 2003 respectively. This compares to $56.3 million and $156.4 million for the same periods last year. The medical receivables business experienced a loss of momentum during this fiscal year after the announcement of moving its headquarters location from Newport Beach, California to DVI’s corporate headquarters in Jamison, Pennsylvania. The level of new commitments in this fiscal year is expected to remain below last year’s levels. The medical receivables business move to Jamison is expected to produce cost savings, operating synergies and cross-selling opportunities with our core equipment financing business.

Net financed assets increased 4.8% to $1.433 billion at March 31, 2003 when compared to the total as of March 31, 2002. Compared to June 30, 2002, net financed assets increased 1.1%. Not included in net financed assets were the contracts sold under off-balance sheet securitization transactions but still serviced by us, which increased 14.7% to $1.432 billion as of March 31, 2003 from the level a year ago. Compared to June 30, 2002, the level of contracts sold under off-balance sheet securitization transactions but still serviced by us grew 6.7%. Managed net financed assets, the aggregate of those appearing on our balance sheet and those which have been sold (off-balance sheet) and are still serviced by us, totaled $2.761 billion as of March 31, 2003, representing an 8.0% increase over the total as of March 31, 2002. Compared to June 30, 2002 managed net financed assets were up 3.6%.

The following represents a summary of the components of net financed assets:

(in thousands of dollars)	March 31, 2003	June 30, 2002
Receivables in installments (1)	$1,163,142	$1,165,368
Receivables and notes – related parties, net	37,186	29,321
Net notes collateralized by medical receivables	276,427	275,463
Residual valuation	26,750	22,547
Unearned income	(144,118)	(133,175)
Retained interests in securitizations	61,682	46,088
Building and equipment on operating leases, net	11,527	11,965

Net financed assets	$1,432,596	$1,417,577

(1)	For analysis purposes, receivables in installments at June 30, 2002 includes $6.8 million in contracts from three countries (Turkey – $3.4 million, Singapore – $0.3 million and Germany – $3.1 million) for equipment redeployed with another user on similar terms that are included in repossessed assets on the balance sheet at June 30, 2002.

The level of medical receivable commitments at March 31, 2003 totaled $515.9 million. This is down $60.1 million or 10.4% from the commitment level one year earlier and is down $65.0 million or 11.2% from the level at June 30, 2002. The reduction in commitments occurred over the previous two quarters and represented mostly unused commitments. The gross outstanding medical receivable balances at March 31, 2003 totaled $305.6 million, an increase of $16.4 million or 5.7% from the total as of March 31, 2002 and an increase of $18.4 million or 6.4% compared to June 30, 2002. The gross outstanding medical receivables balances as a percent of the total commitment level at March 31, 2003 was 59.2%, compared to 50.2% at March 31, 2002 and 49.4% at June 30, 2002.

Amortization of finance income totaled $22.8 million and $74.3 million, respectively, for the three and nine months ended March 31, 2003. This compares to amortization of finance income, including finance income for related parties, of $27.9 million and $84.7 million in the respective three and nine-month periods last year. The overall decrease in both periods was the result of lower market interest rates and a higher level of non-accruing assets. Changes in market rates influence portions of the portfolio that have short-term interest rate reset characteristics and have a weighted impact on the average portfolio yield when new business is originated at yields different from the existing portfolio. The effect of the lower average portfolio yield, which declined to 6.2% from 7.3% in the current quarter versus last year, reduced the amortization of finance income by $3.9 million. Of this, approximately $2.5 million, or 0.6% of the yield decline, is due to the higher level of non-accruing assets, which increased on average $131.1 million compared to the same quarter a year ago. During the nine-month period compared to last year, the effect of the lower average portfolio yield, which declined to 6.5% from 7.8%, reduced the amortization of finance income by $14.5 million. Of this, approximately $6.9 million, or 0.5% of the yield decline, is due to the higher level of non-accruing assets, which increased on average $110.9 million compared to the same nine-month period a year ago.

Non-accruing contracts increased $106.2 million to $224.7 million at March 31, 2003 compared to $118.5 million at March 31, 2002. An increase in our related party contract receivables on non-accrual accounted for $34.7 million or 33% of the increase. Related parties continue to make required payments under their respective contracts; with all proceeds received applied to their principle balances and not recorded as income. Other major contributors to the increase in non-accruals were

Brazilian contracts which increased by $21.3 million and medical receivables which increased by $21.0 million. Three large domestic contracts within the equipment financing segment account for the remaining increase.

Non-accruals have risen as increased delinquencies have been experienced in both the international and domestic markets. The financial risks in participating in the international markets are significantly different from those in our domestic business. These additional risks include foreign exchange translation, expropriation, and sovereign country risks. Latin America has experienced deteriorating political and economic conditions led by the rapid and total collapse of the Argentine economy. These conditions were characterized by higher inflation, inflated currencies, and political instability. These factors have contributed to our increased non-accruals internationally, primarily in Argentina and Brazil.

Domestically, the increase in non-accruals is due to several factors. Our venture capital portfolio provides secured leases and loans to emerging market growth companies. This sector has been dramatically affected by the sudden and extensive deterioration in the telecommunications and technology markets. The weakness in those respective markets had a negative impact on our venture capital portfolio. The small-ticket leasing portfolio, which concentrates primarily on vendor programs where we provide financing as an option under equipment sale proposals by the vendor, was impacted by financial difficulties experienced from a small number of vendor relationships and the related impact they had on the end users of that equipment. The large ticket business has also been impacted by current market conditions in the U.S. The changing current market conditions include changing demand for medical services (primarily elective medical services), the impact of changes in reimbursement, and the impact of a slowing economy.

Our recorded investment in impaired contracts increased $35.6 million to $188.7 million at March 31, 2003 compared to $153.1 million at March 31, 2002. Brazilian contracts accounted for $20.1 million of the increase and three large domestic equipment financing contracts account for the remainder.

Excluded from the yield calculation above is finance income recognized on a deeply-discounted contract receivable portfolio in Latin America, a current quarter reversal of income accrued in the two previous quarters, and one-time interest income in the quarter a year ago. The income from the Latin America discounted portfolio totaled $1.1 million and $3.1 million in the three and nine-month period ended March 31, 2003 compared to $0.5 million and $2.2 million reported in the three and nine-month periods last year. The current quarter reversal of prior period income totaled $0.8 million and resulted from three specific contracts that were placed on non-accrual status during the quarter. The one-time income reported in the quarter last year totaled $1.6 million and was recognized for a change in a client’s interest rate to a higher default rate as allowed under a forbearance agreement and the original loan agreement. The income was recognized after it was deemed collectible.

Additional amortization of finance income in the current periods resulted from a higher level of net financed assets compared to a year earlier. Average net financed assets totaled $1.457 billion and $1.461 billion in the three and nine-month periods just ended, representing increases of $33.2 million and $75.4 million compared to the same periods a year ago. The increase added $0.6 million and $4.7 million to the amortization of finance income in the three and nine-month periods just ended compared to a year ago.

Net respiratory services income totaled $2.9 million and $8.1 million in the current three and nine month periods. This is net of respiratory service cost of sales of $0.5 million and $1.2 million, respectively. This income is generated from the operations of our respiratory services subsidiary Valley Health Group, Inc. (“Valley”). Valley was not consolidated in the prior year financial statements. This income was included in other income in previous quarters of this fiscal year and was reclassified to highlight and better clarify this revenue.

Other income totaled $5.5 million and $15.7 million in the three and nine months ended March 31, 2003 compared to $6.0 million and $15.0 million in the same periods last year. A year ago, we reported other income of $5.8 million and $13.7 million for the three and nine-month periods ended March 31, 2002. Since last year, the amounts related to repossessed asset expenses and impairment, previously included in other income, were reclassified to a separate line on the consolidated statement of operations. The net expenses and impairment reclassified in the three and nine months periods last year totaled $0.2 million and $1.3 million, respectively. The repossessed asset expenses and impairment is discussed in detail below.

Included in other income during the three months ended March 31, 2003, was a $1.1 million late fee recognized from a single customer. Other significant income items recorded during the nine months ended March 31, 2003 were a $0.2 million international consulting fee, and $3.0 million of prepayment penalty fees of which $2.8 million was received from a single customer. Included in the three months ended March 31, 2002 were $0.2 million of disposal fees, a $0.3 million advisory fee,

$0.4 million of non-recurring late fees, and a $1.1 million one-time medical receivables utilization fee from a single client. Other significant income items recorded during the nine months ended March 31, 2002 were $0.4 million received from the sale of an imaging center, $1.2 million for a variety of fees from a major client refinancing, $0.4 million of additional disposal fees and non-recurring late fees, $0.2 million of non-recurring audit fees, and $0.2 million from forfeited deposits. Outside of these items, other income increased $0.3 million or 7.6% and $0.7 million or 6.6% in the three and nine months ended March 31, 2003 respectively compared to a year ago. The increase in both periods reflects higher utilization fees in the medical receivables business and broker fees earned in our Japanese joint venture operation.

Similar to the amortization of finance income, interest expense is influenced by the change in the level of market interest rates and the change in the level of the average balances that accrue interest. For the three and nine months ended March 31, 2003, interest expense was down $1.5 million to $19.1 million and down $3.2 million to $60.7 million, respectively, compared to the same periods last year. The rate on the average level of interest-bearing debt was 6.1% and 6.3% for the current three and nine-month periods versus 6.6% and 7.0% last year. Here again, as with the amortization of finance income, the change in market rates influences portions of the interest-bearing liabilities portfolio that has short-term interest rate reset characteristics and has the weighted impact on the average portfolio rate when changes in borrowing amounts are at different rates than the existing portfolio. The impact of this lower rate was a reduction to interest expense of $1.5 million and $6.3 million for the three and nine-month periods. Average interest-bearing liabilities in the current three month period totaled $1.259 billion and were flat with the level a year ago. In the current nine-month period, average interest-bearing liabilities totaled $1.279 billion or $59.7 million above the prior year level. This increase raised borrowing costs by $3.1 million in the current period compared to the prior year. The increase in the level of borrowing was used to fund the higher level of the net financed assets mentioned earlier.

Net charge-offs for the three and nine month periods ending March 31, 2003 were $6.6 million and $16.0 million respectively, compared to $2.6 million and $7.5 million for the same periods in the prior fiscal year. Charge-offs in the venture capital portfolio of Third Coast Capital totaled $2.7 million and $8.0 million in the three and nine months period this year compared to charge-offs of $0.3 million and $1.0 million is the same periods last year. Third Coast Capital provided secured leases and loans to emerging market growth companies, which have been adversely affected by the sudden and extensive deterioration in the telecommunications and technology markets. Several of the Third Coast Capital receivables totaling $6.4 million, for which provisions for losses were made on or before June 30, 2002, were charged off in the current nine month period.

The allowance for losses on receivables was lower by $5.5 million for the nine month period ending March 31, 2003, however, excluding the $6.6 million in charge-offs for the previously reserved venture capital portfolio, the allowance for losses increased by $1.1 million for the current portfolio activity. The $1.1 million increase represents the results of our quarterly portfolio review process, and reflects the impact of changing credit characteristics on our portfolio. These characteristics include changes related to the financial condition of our obligors, the demand for medical services, and our assessment of the impact of reimbursement risks on our obligors. The international portfolio, primarily Latin America, contributed to the increase in the allowance for losses due to deteriorating economic conditions in Argentina and Brazil and the impact this had on our obligors.

The provision for losses on receivables charged to our Statement of Operations for the current three and nine-month periods was $4.3 million and $10.3 million respectively, compared to $2.6 million and $7.0 million for the same periods in the prior fiscal year. Of this, Third Coast Capital was $2.7 million and $6.7 million of the current three and nine-month periods versus $0.3 million and $2.2 million in the two prior year periods. The increase in the provisions reflect our ongoing assessment of our portfolio, including a $50.3 million increase in impaired loans in the current nine month period. Our provision reflects the impact that the aforementioned changing credit characteristics had on our portfolio.

Last year a separate provision of $13.7 million was established for Argentina contracts for the devaluation of the Argentina Peso following an Argentine governmental decree that required repayment of U.S. dollar-denominated obligations in Argentina Pesos, at a one-for-one conversion rate.

Repossessed asset expenses and impairment totaled $0.6 million in the three months ended March 31, 2003 compared to $0.2 million in the same three months last year. For the nine months ended March 31, 2003, repossessed asset expenses and impairment totaled $0.8 million compared to $1.3 million last year. In the current three and nine months periods inventory and equipment residual write-downs totaled $0.5 million and $0.8 million respectively and expenses related to repossessed assets totaled $0.1 million and $0.5 million respectively. Also in the current three and nine months was income from the sale of equipment residuals and inventory of $0.1 million and $0.4 million. In the three and nine months periods a year ago inventory and equipment residual write-downs totaled $0.5 million and $2.2 million respectively and expenses related to repossessed assets totaled $0.3 million and $0.3 million respectively. Included in both periods last year was $0.5 million of write-downs related to Argentina. Also in the three and nine months last year, was income from the sale of equipment residuals and inventory of $0.5 million and $1.2 million respectively.

The net gain on sale of financing transactions totaled $16.0 million and $46.2 million for the three and nine months ended March 31, 2003. This represents a respective increase of 35.6% and 17.1% from last year’s levels. Of the higher-level gain in the three-month period, $5.9 million was due to an increase in the spread earned in the securitization market compared to a year ago. This was offset by a $1.3 million lower gain due to the reduced level of contracts sold and $0.4 million due to an increase in our loss assumption from 40 to 60 basis points over the life of the off-balance sheet securitizations. Of the higher-level gain in the nine-month period, $7.3 million was due to an increase in the spread earned in the securitization market compared to a year ago and $0.6 million was due to a larger amount of contracts sold. This was offset by $1.1 million due to an increase in our loss assumption from 40 to 60 basis points over the life of the off-balance sheet securitizations. Effective September 30, 2002, our loss assumption was increased from 40 to 60 basis points over the life of our off balance sheet securitizations to reflect a larger percentage of small to medium ticket contracts in our off-balance sheet securitizations.

Each quarter we perform impairment analyses of our retained interests and servicing rights by analyzing the current adequacy of the key assumptions and by reassessing the anticipated cash flows resulting from the retained interests. As of March 31, 2003, we determined that there was no impairment to the carrying values of retained interests and servicing rights.

As previously disclosed, during the three months ended March 31, 2002, a $16.6 million impairment loss on two available-for-sale investment securities (common stock shares of Corvis Corporation and Claimsnet.com) was recorded. Further impairment of these investments between March 31, 2002 and March 31, 2003 totaled $0.4 million and has been recorded as a reduction to accumulated other comprehensive loss (a component of shareholders’ equity) and deferred taxes rather than on the Consolidated Statement of Operations as this decline in value is deemed temporary and not a permanent impairment.

Net selling, general and administrative expenses (“SG&A”) totaled $16.8 million and $48.1 million in the three and nine-month periods ended March 31, 2003. Valley contributed $2.6 million and $7.3 million to the current year three and nine month periods. Valley was not consolidated in the prior year financial statements. Outside of the expenses related to Valley, the remaining balance of SG&A, in the three and nine-month periods, was higher by $2.8 million or 24.1%; and $5.8 million or 16.6%, compared to the respective periods last year. Included in the current quarter and nine month periods was approximately $0.8 million and $1.1 million of “transition” expense related to the relocation of the Medical Receivables business from Newport Beach, CA to Jamison, PA. These costs consist primarily of staff severance and recruiting expense as prior employees in California have left the company and new employees were hired in Pennsylvania. Additional parallel, or overlap staffing costs were incurred in the current quarter to minimize operational disruptions during the move. The full transfer of business operations to Jamison was completed as of March 31, 2003. The total cost associated with the relocation is estimated at $3.1 million with the majority of the cost being recognized by the middle of fiscal 2004. Running concurrent with the relocation costs are efficiency savings which when realized will provide an estimated $0.5 million per quarter reduction to operating expenses when compared to the level of expenses before the move was announced. The “cross-over” or breakeven point of the declining transition costs and increasing efficiency savings should occur during the first quarter of fiscal 2004.

Other areas of higher expense growth in both the quarter and nine month periods include employee benefit costs (up $0.3 million and $0.7 million, respectively) which have been affected by rising medical insurance premiums; legal fees, collection, and consulting costs (up $1.0 million and $1.0 million, respectively) primarily related to the resolution of loan delinquencies; equipment costs (up $0.1 million and $0.4 million, respectively) related to new computer software and equipment; and accounting fees (up $0.1 million and $0.4 million, respectively). A lower IDC offset of $0.8 million and $1.4 million, respectively (the IDC offset is a reduction to expense and an increase to the deferred asset, in accordance with SFAS No. 91) also contributed to the higher net expense in both period comparisons. Currency exchange losses were lower in the current quarter compared to last year by $0.2 million. In last year’s third quarter, currency losses were high due to the sudden currency devaluation in Argentina. For the nine-month period currency losses were higher than last year by $0.6 million. Also in the nine-month period was higher property taxes paid to protect the collateral value of leased equipment and/or property resulting from a customer default or disposal of $0.3 million. Partially offsetting these higher costs were lower travel and entertainment expense of $0.1 million and $0.2 million in the three and nine month periods.

Minority interest in net loss of consolidated subsidiaries totaled $0.2 million and $0.4 million in the three and nine months ended March 31, 2003, and $3.5 million and $3.4 million in the three and nine months ended March 31, 2002. These amounts reflect the minority interest ownership of consolidated losses in two international subsidiaries. The larger amounts last year are primarily due to the impact of the Argentina losses noted previously.

The provision for income taxes totaled $3.5 million in the current three months compared to a tax benefit of $6.8 million in the same three months a year ago. For the nine month periods, the provision for taxes totaled $11.4 million versus $1.9 million a year ago. Included in the current year nine-month numbers is a one-time $1.3 million tax benefit related to past losses associated with Valley. In the prior year three and nine months numbers is a $11.4 million tax benefit associated Corvis and Claimsnet.com impairments and tax restructuring of MSF Holding, Ltd. The effective tax rate for the three and nine months ended March 31, 2003 was 55.0% and 46.8%, respectively. This effective rate is higher than the U.S. statutory rate of 35%. State income taxes, foreign taxes (which are not affected by a decrease in pre-tax earnings) and our inability to record a tax benefit for some of our foreign losses all increase the effective rate.

Business Segments

Equipment Financing

Comparing the three months ended March 31, 2003 to the same period of the prior year:

Net earnings for the quarter ended March 31, 2003 was $6.8 million compared to $1.2 million in the same quarter last year. Net financed assets increased $68.8 million to $1.102 billion at March 31, 2003 from $1.033 billion as of March 31, 2002.

The amortization of finance income decreased $1.3 million from the prior year. Average net financed assets increased $63.5 million, contributing $1.4 million to finance income; however, a decline in the overall yield reduced finance income by $3.2 million. The average yield for the three months ended March 31, 2003 was 7.1% compared to 8.2% in last year’s third quarter. The lower yield resulted from an increase in non-accruing assets and a decline in market rates. On average, non-accruals increased $109.7 million year-to-year, negatively affecting income by approximately $2.4 million and the yield by 0.8%.

Non-accruing contracts increased $88.1 million to $179.1 million at March 31, 2003 compared to $91.0 million at March 31, 2002. An increase in our related party contract receivables on non-accrual accounted for $34.7 million or 39% of the increase. Related parties continue to make required payments under their respective contracts; with all proceeds received applied to their principle balances and not recorded as income. Other major contributors to the increase in non-accruals were Brazilian contracts which increased by $21.3 million, and three large domestic contracts which account for the remaining increase.

Non-accruing assets have risen as increased delinquencies have been experienced in both the international and domestic markets. The financial risks in participating in the international markets are significantly different from those in our domestic business. These additional risks include foreign exchange translation, expropriation, and sovereign country risks. Latin America has experienced deteriorating political and economic conditions led by the rapid and total collapse of the Argentine economy. These conditions were characterized by higher inflation, inflated currencies, and political instability. These factors have contributed to our increased non-accruals internationally, primarily in Argentina and Brazil.

Domestically, the increase in non-accruals is due to several factors. The small-ticket leasing portfolio, which concentrates primarily on vendor programs where we provide financing as an option under equipment sales proposals by the vendor, was impacted by financial difficulties experienced from a small number of vendor relationships and the related impact they had on the end users of that equipment. The large ticket business has also been impacted by current market conditions in the U.S. The changing current market conditions include changing demand for medical services (primarily elective medical services), the impact of changes in reimbursement, and the impact of a slowing economy.

Excluded from the yield calculation above is finance income recognized on a deeply-discounted contract receivable portfolio that was discussed previously. This income totaled $1.1 million in the three-month period ended March 31, 2003 compared to $0.5 million reported in the same period last year.

Other income increased $0.9 million to $4.7 million from $3.8 million last year. The $3.8 million reported for last year excludes $0.2 million of repossessed asset expenses and impairment that was previously included in other income a year ago. The repossessed asset expenses and impairment has been reclassified to a separate line and is explained below. Included in other income in the three months ended March 31, 2003 was $1.1 million of late fees received from a single customer. In the same quarter of the prior year, the Equipment Financing segment recorded $0.2 million of disposal fees, a $0.3 million advisory fee, and $0.4 million of non-recurring late fees. The remaining balance of other income grew $0.7 million, or 23.7%. This improvement reflects a $0.9 million increase in service fee income that has resulted from having a larger off-balance sheet portfolio, net of $0.2 million of lower miscellaneous fees.

Interest expense declined $0.4 million from the prior year. The rate on average interest-bearing debt was 6.5% during the three months ended March 31, 2003 compared with 6.9% for last year’s quarter. The lower rate was primarily due to the decline in market yields and, as a result, reduced interest expense by $1.0 million. Offsetting this decrease was $0.6 million of higher interest costs related to a $33.7 million increase in the level of average interest-bearing liabilities. This increased liabilities balance was the product of funding a larger net financed asset portfolio.

The provision for losses decreased $12.1 million. Included in last year’s third quarter results was a $13.7 million charge to establish a reserve for the devaluation of the Argentina Peso following an Argentine governmental decree that required repayment of U.S. dollar-denominated obligations in Argentina Pesos, at a one-for-one conversion rate. Outside of this charge, the provision for losses increased $1.7 million to $4.6 million as the amount of provision required in the current quarter, to achieve the level of allowance and cover net charge-offs, was more than the amount required in the same quarter a year ago. As described in Item 1, Note 8, the level of the allowance for losses in this segment is based on a ratio of net financed assets. Net financed assets at March 31, 2003 increased $37.4 million from the level at December 31, 2002 thereby requiring $0.7 million of provision in the quarter to achieve the level of the allowance at March 31, 2003. Net financed assets at March 31, 2002 increased $42.6 million from the level at December 31, 2001 also requiring $0.7 million of provision in that quarter to achieve the level of allowance at March 31, 2002. Net charge-offs in the current quarter increased $1.7 million to $4.0 million from $2.3 million last year. This increase reflects $1.1 million of higher net charge-offs related to the Capital equipment portfolio previously acquired from other originators and $0.5 million of higher net charge-offs related to small ticket equipment financing. The increase in charge-offs represents the results of our quarterly portfolio review process, and reflects the impact of changing credit characteristics on our portfolio. These characteristics include changes related to the financial condition of our obligors, the demand for medical services, and our assessment of the impact of reimbursement risks on our obligors.

The repossessed asset expenses and impairment totaled $0.4 million in the three months ended March 31, 2003 compared to $0.2 million in the same three months last year. Inventory and equipment residual write-downs totaled $0.5 million in both the current and prior years. The current year write-downs were split, $0.3 million domestic and $0.2 million international while last year’s write-down related to Argentina. Also included last year was $0.3 million of income from the sale of equipment residuals and inventory.

The net gain on sale of financing transactions increased $5.9 million compared to the same period last year. The higher-level gain reflects a $7.5 million increase due to the wider spread earned in the securitization market compared to a year ago, offset by a $1.2 million decline in gain due to the lower amount of contracts sold and by $0.4 million due to increase in our loss assumption from 40 to 60 basis points over the life of the off-balance sheet securitizations.

Net SG&A expenses increased $1.1 million or 11.2% to $10.9 million compared to a year ago. Higher staff-related expenses (up $0.4 million), building and equipment costs (up $0.5 million), and legal expenses (up $0.1 million) contributed to the increase. Currency exchange losses were lower by $0.2 million in the current quarter compared to last year. Last year’s third quarter currency losses were high due to the sudden currency devaluation in Argentina.

Comparing nine months ended March 31, 2003 to the same period of the prior year:

Net earnings for the nine months ended March 31, 2003 totaled $24.2 million compared to $14.2 million in the same period last year.

The amortization of finance income decreased $4.1 million from the prior year. Average net financed assets increased $86.3 million, contributing $5.9 million to finance income; however, a decline in the overall yield earned reduced finance income by $10.9 million. The average yield for the nine months ended March 31, 2003 was 7.4% compared to 8.6% in last year’s nine-

month period. The lower yield resulted from an increase in non-accruing assets and a decline in market rates. On average, non-accruals increased $90.9 million year-to-year, negatively affecting income by approximately $6.3 million and the yield by 0.6%. As noted in the three months comparative discussion above, non-accruing assets in this segment have risen as increased delinquencies have been experienced in both the international and domestic markets. Excluded from the yield calculation is finance income recognized on a deeply-discounted contract receivable portfolio that was discussed previously. This income totaled $3.1 million in the nine-month period ended March 31, 2003 compared to $2.2 million reported in the same period last year.

Other income increased $3.5 million to $13.6 million when compared to the previous year. The prior year amount of $10.1 million excludes $1.3 million of repossessed asset expenses and impairment that was previously included in other income a year ago. The repossessed asset expenses and impairment has been reclassified to a separate line and is explained below. Included in the nine months ended March 31, 2003 was $3.0 million in prepayment penalty fees, a $1.1 million late fee received from a single customer, and a $0.2 million international consulting fee. In the same period of the prior year, the Equipment Financing segment received $0.4 million from the sale of an imaging center, $1.2 million for a variety of fees from a major client refinancing, $0.5 million of disposal fees, a $0.3 million advisory fee, and $0.5 million of non-recurring late fees. The remaining balance of other income grew $2.0 million, or 27.8%. This improvement reflects an increase in service fee income and broker fees earned in our Japanese joint venture operation net of lower miscellaneous fees. The higher service fee income was due to a larger off-balance sheet portfolio.

Interest expense declined $1.1 million from the prior year. The rate on average interest-bearing debt was 6.6% during the nine months ended March 31, 2003 compared with 7.4% in last year’s first nine months. The lower rate was primarily due to the decline in market yields and, as a result, reduced interest expense by $5.7 million. Offsetting this decrease was $4.6 million of higher interest costs related to an $82.1 million increase in the level of average interest-bearing liabilities. This increased liabilities balance was the product of funding a larger net financed asset portfolio.

The provision for losses decreased $12.3 million. Included in last year’s third quarter results was a $13.7 million charge to establish a reserve for the devaluation of the Argentina Peso following an Argentine governmental decree that required repayment of U.S. dollar-denominated obligations in Argentina Pesos, at a one-for-one conversion rate. Outside of this charge, the provision for losses increased $1.5 million to $8.9 million as the amount of provision required in the current nine months period, to achieve the level of allowance and cover net charge-offs, was more than the amount required in the same nine months period a year ago. As described in Item 1, Note 8, the level of the allowance for losses in this segment is based on a ratio of net financed assets. Net financed assets at March 31, 2003 increased $50.2 million from the level at June 30, 2002 thereby requiring $0.9 million of provision in the current period to achieve the level of the allowance at March 31, 2003. Net financed assets at March 31, 2002 increased $93.0 million from the level at June 30, 2001 thereby requiring $1.0 million of provision in that quarter to achieve the level of allowance at March 31, 2002. Net charge-offs in the current nine months period increased $1.5 million to $8.0 million from $6.5 million last year. This increase reflects a $1.3 million higher level of international related net charge-offs mostly split between three contracts in Brazil and a single customer in Germany. The increase in charge-offs represents the results of our quarterly portfolio review process, and reflects the impact of changing credit characteristics on our portfolio. These characteristics include changes related to the financial condition of our obligors, the demand for medical services, and our assessment of the impact of reimbursement risks on our obligors.

The repossessed asset expenses and impairment totaled $0.5 million in the nine months ended March 31, 2003 compared to $1.3 million in the same nine months last year. Inventory and equipment residual write-downs in the current period totaled $0.8 million, expenses related to repossessed assets totaled $0.1 million, and income from the sale of equipment residuals and inventory totaled $0.4 million. Last year also included $2.2 million of inventory and equipment residual write-downs including $0.5 million of write-downs related to Argentina. Offsetting this amount was $0.9 million of income from the sale of equipment residuals and inventory.

The net gain on sale of financing transactions increased $14.9 million compared to the same period last year. The higher-level gain reflects a $14.5 million increase due to the wider spread earned in the securitization market and a $1.5 million increase due to the higher amount of contracts sold compared to a year ago, offset by a $1.1 due to increase in our loss assumption from 40 to 60 basis points over the life of the off-balance sheet securitizations.

Net SG&A expenses increased $2.8 million, or 9.8%, from the level a year ago. Higher staff-related expenses (up $1.4 million), building and equipment costs (up $0.7 million), and higher currency exchange losses (up $0.6 million) contributed to the increase compared to last year.

Medical Receivables Financing

Comparing the three months ended March 31, 2003 to the same period of the prior year:

For the quarter ended March 31, 2003, the Medical Receivables Financing segment reported a net loss of $0.3 million compared to net earnings of $1.9 million for the prior year. Contributing to this loss was $0.8 million of costs associated with the relocation of the Medical Receivables business and $0.8 million of interest income reversals. Both of these events are described in more detail below. Net financed assets at March 31, 2003 were $276.5 million, a decrease of $3.6 million from the amount at March 31, 2002. Commitments at March 31, 2003 were $515.9 million compared to $576.0 million at March 31, 2002. The reduction in commitments occurred over the previous two quarters and represented mostly unused commitments. The gross medical receivables outstanding as a percent of the total commitment level at March 31, 2003 was 59.2% compared to 50.2% at March 31, 2002.

Average net financed assets for the three months just ended increased 3.4%, or $10.2 million, to $309.7 million when compared to the same period a year ago. The amortization of finance income decreased $2.9 million from last year’s level. Income from the higher level of average net financed assets contributed $0.2 million. A lower portfolio yield, however, resulted in a decrease to income of $0.7 million compared to a year ago as the variable rates in the medical receivables portfolio reset to lower market rates. Included in the impact of the lower yield was a $20.5 million increase in average non-accruals, which reduced income by approximately $0.4 million and the yield by 0.4% in the current period. Overall, the average portfolio yield in the quarter ended March 31, 2003 was 5.8% compared to 6.7% last year. Excluded from the yield calculation is a current quarter reversal of income accrued in the two previous quarters, and one-time interest income in the quarter a year ago. The current quarter reversal of prior period income totaled $0.8 million and resulted from three specific contracts that were placed on non-accrual status during the quarter. The one-time income reported in the quarter last year totaled $1.6 million and was recognized for a change in a client’s interest rate to a higher default rate as allowed under a forbearance agreement and the original loan agreement. The income was recognized after it was deemed collectible.

Other income in the current quarter totaled $2.4 million compared to $2.6 million in the same quarter a year ago. Utilization fees have increased in recent quarters as the amount and frequency of client usage against commitments has increased. However, while these fees have been higher, the results in the same quarter a year ago included a one-time utilization fee of $1.1 million from a single client. On an overall comparative basis to last year, utilization fees were down $0.1 million. The other medical receivable fee categories changed little from last year with the sum of these fees down $0.1 million.

Interest expense was lower by $0.5 million compared to the prior year. The average rate on the segment’s interest bearing debt dropped to 4.5% from 5.2% in the preceding year’s third quarter as the market interest rates declined. The average balance of interest bearing debt was $258.5 million compared to $260.0 million last year. The lower rate reduced the interest expense by $0.5 million. The decreased in the average debt balance had an insignificant impact on the level of interest expense.

Net SG&A expense in the current quarter was $3.7 million, or $1.0 million, higher than the same quarter last year. Included in the current quarter and nine month periods was approximately $0.8 million and $1.1 million, respectively of “transition” expense related to the relocation of the Medical Receivables business from Newport Beach, CA to Jamison, PA. These costs consist primarily of staff severance and recruiting expense as prior employees in California have left the company and new employees were hired in Pennsylvania. Additional parallel, or overlap staffing costs were incurred in the current quarter to minimize operational disruptions during the move. The full transfer of business operations to Jamison was completed as of March 31, 2003. The total cost associated with the relocation is estimated at $3.1 million with the majority of this cost being recognized by the middle of fiscal 2004. Running concurrent with the relocation costs are efficiency savings which when realized will provide an estimated $0.5 million per quarter reduction to operating expenses when compared to the level of expenses before the move. The “cross-over” or breakeven point of the declining transition costs and increasing efficiency savings should occur during the first quarter of fiscal 2004.

Consulting expense increased $0.2 million in the current quarter compared to a year ago reflecting higher costs related to the resolution of loan delinquencies.

No provision for losses on receivables was required in the current and prior years because there were no charge-offs in either quarter and the medical receivables portfolio did not significantly change from the previous periods.

Comparing nine months ended March 31, 2003 to the same period of the prior year:

Net earnings for the nine months ended March 31, 2003 was $0.9 million compared to net earnings of $2.8 million in the prior year.

Average net financed assets in the nine months just ended increased 8.4%, or $23.4 million, to $302.4 million when compared to the level in the same period a year ago. The amortization of finance income decreased $3.3 million from last year’s level. Included in last year’s results was the $1.6 million one-time recognition of income noted in the three months comparison above. Excluding this income, the yield on the medical receivable portfolio, which is based on a variable rate index, reset to lower market rates compared to a year ago. The average portfolio yield in the nine-month period ended March 31, 2003 was 6.2% compared to 7.5% last year. This decrease caused a $3.1 million reduction to income. Included in the impact of the lower yield was a $15.9 million increase in average non-accruals, which reduced income by approximately $1.0 million and the yield by 0.3%. The $23.4 million increase in average net financed assets added $1.4 million to finance income.

Other income in the current nine months totaled $6.1 million, up $0.3 million, or 5.1% from the prior year. The prior year included $0.2 million from forfeited deposits, $0.2 million of non-recurring audit fees, and a one-time Utilization fee of $1.1 million from a single client noted above in the three months comparative discussion. Outside of these items, fees in the current period were up $1.7 million, or 38.1%. Contributing to this increase was $1.6 million of higher utilization fees. These fees have increased in recent quarters as the amount and frequency of client utilization has occurred. The sum of the other medical receivable fee categories was up $0.1 million from last year’s level including origination fees, which were up $0.2 million, and contract fees & penalties, which were down $0.1 million.

Interest expense was lower by $1.7 million compared to the prior year. The average rate on the segment’s interest bearing debt dropped to 4.8% from 5.7% in the preceding year’s nine-month period as the market interest rates declined. The average balance of the interest bearing debt was $258.2 million, an increase of $2.0 million from the prior year’s level. The lower rate reduced the interest expense by $1.8 million while the increased average debt balance added $0.1 million to interest expense.

Net SG&A expense for the nine months ending March 31, 2003 was $9.5 million or $2.2 million higher than the same period last year. Included in the current nine months period is approximately $1.1 million of “transition” expense related to the move of the Medical Receivables business from Newport Beach, CA to Jamison, PA. Consulting expense increased $1.0 million in the period compared to a year ago reflecting higher costs related to the resolution of loan delinquencies. Consulting costs, though historically high this year, have begun to decline in recent quarters and are expected to trend lower in the future.

The provision for losses on receivables was $0.0 million first nine-month period this year compared to $0.1 million last year. There were no charge-offs during the current year compared to $44 thousand in charge-offs during the nine months last year. In the current period, the portfolio was flat and required no additional provision. A year ago, the portfolio increased $31.8 million thereby adding $0.1 million to the provision.

Corporate and All Other

Comparing the three months ended March 31, 2003 to the same period of the prior year:

For the quarter ended March 31, 2003, the Corporate and All Other segment reported a net loss of $3.5 million compared to a net loss of $12.3 million reported in the third quarter last year. Last year’s results included the impairment charge on the Corvis and Claimsnet.com investments described previously. These charges totaled $16.6 million before taxes and $10.8 million after taxes.

Net financed assets increased $0.8 million to $53.8 million as of March 31, 2003 from $53.0 million at March 31, 2002. Included in this increase is $41.8 million for unexercised rights without obligation to repurchase delinquent off-balance sheet contracts in accordance with the Removal-of-Accounts Provisions (ROAPS) under SFAS No. 140. Partially offsetting the increase was $16.6 million for the elimination of the Valley contracts and receivables and a $10.6 million decline in the assisted living portfolio. These ROAP provisions had no effect on our Statement of Operations.

Overall, finance and other income increased $0.7 million from the prior year. Excluding the impact of Valley, finance and other income was lower by $2.1 million. Average net financed assets, excluding initial direct costs (“IDC”), decreased to

$15.5 million from $47.5 million a year ago. As a result of the lower average balance, finance income declined $1.0 million in the quarter just ended. Within other income, net service fee income declined $1.0 million year-to-year. In addition, as explained further below, the amortization of the IDC asset (a reduction to amortization of finance income) was higher by $0.1 million in the current quarter.

Initial direct costs (IDC), are costs that result directly from, and are essential to, acquiring a lease. Under the guidance of SFAS 91, DVI defers the expense for costs eligible for IDC treatment on each contract by setting up an Asset (IDC Asset) in the month the contract is originated. IDC Offset is a reduction to SG & A related to the amount of costs deferred during the period. The IDC Asset is amortized, or expensed, over the life of the contract. The IDC expense recorded each month is a reduction to Amortization of Finance Income. If a contract is securitized, and is removed from the balance sheet, the portion of the IDC Asset that has not been amortized is removed from the balance sheet along with the other components of the contract. The unamortized IDC Asset is a reduction to the gain that is taken on the securitization transaction. The majority of expenses included in (IDC) are commissions and some salary expenses.

Due to our operational structure, many of our loan origination functions are globally centralized and benefit multiple segments. Management has elected not to allocate the IDC offset to non-corporate segments, as doing so could lead to allocation of expense credits related to costs not originally borne by that segment and may produce misleading segment results. Management has decided to allocate all components of IDC to the corporate and all other segment because management considers IDC to be an accounting concept per SFAS 91, which is outside the manager’s control, and they do not include IDC as a measure of a segment’s performance.

The net impact of IDC was a $0.5 million benefit to pretax earnings for the quarter ended March 31, 2003. During the same quarter last year, the net impact of IDC was a $1.0 million benefit to pretax earnings. In the current quarter, the expenses deferred (IDC asset) recorded on the balance sheet totaled $15.2 million; the reduction to SG&A (IDC offset) was $6.0 million; the IDC asset removed from the balance sheet at the time of securitization that reduced the gross gain was $3.3 million; and the amortization of the IDC asset (a reduction to amortization of finance income) was $2.2 million. For third quarter last year, the expenses deferred (IDC asset) recorded on the balance sheet totaled $15.4 million; the reduction to SG&A (IDC offset) was $6.8 million; the IDC asset removed from the balance sheet at the time of securitization that reduced the gross gain was $3.6 million; and the amortization of the IDC asset (a reduction to amortization of finance income) was $2.2 million.

SG&A expenses, excluding the IDC offset noted above, increased $2.6 million when compared to the same period last year. The SG&A expense increase related to Valley was $2.6 million.

The provision for losses, in this segment, was a net reduction to provision expense of $0.3 million in the current quarter and for the same quarter last year. The corporate and all other segment reflects the total company-level provision for loss expense and allowance for loss balance, net of those amounts reported in the other two segments. Net charge-offs totaled $2.7 million in the current three-month period versus $0.3 million in the same three-month period last year. The charge-offs taken in both periods occurred within the venture capital portfolio of Third Coast Capital (which is included in this business segment). Third Coast Capital provided secured leases and loans to emerging market growth companies which have been adversely affected by the sudden and extensive deterioration in the telecommunications and technology markets.

Also included in the current and prior year period is a reduction to provision expense of $3.0 million and $0.6 million respectively. This reduction reflects the net transfer of provision expense out of the Corporate and All Other segment to the other segments. This occurs when there is a timing difference between when a specific allowance is established and when the respective contract is charged-off. When the allowance is established, the provision costs associated with the increase resides in the Corporate and All Other segment. When a charge-off occurs, the provision expense is transferred to the segment with the charge-off. If the specific allowance related to the charge-off was established in a prior period the net effect of the transfer is an increase in provision expense in the segment with the charge-off and a reduction to provision expense in the Corporate and All Other segment in the current period.

Repossessed asset expenses and impairment totaled $0.1 million in both the current and prior year three month periods. These repossessed asset costs relate to the activities of Third Coast Capital and assisted living financing businesses. Expenses related to the repossessed assets totaled $0.1 million in the current three months compared to $0.2 million in the prior year three months. Partly offsetting the expense in the three month’s a year ago was $0.1 million of income from the sale of equipment residuals and inventory.

Comparing nine months ended March 31, 2003 to the same period of the prior year:

For the nine months ended March 31, 2003, the Corporate and All Other segment reported a net loss of $11.7 million compared to a net loss of $13.8 million reported in the same nine-month period last year. The prior year results includes the $10.8 million after-tax charge for the investment impairments of Corvis and Claimsnet.com.

Overall, finance and other income increased $2.0 million from the prior year. Excluding the impact of Valley, finance and other income was lower by $6.1 million. Average net financed assets, excluding initial direct costs (“IDC”), decreased $28.1 million from $48.5 million a year ago. As a result of the lower average balance finance income declined $2.5 million in the period just ended. Within other income, net service fee income declined $2.7 million year-to-year. In addition, as explained further below, the amortization of the IDC asset (a reduction to amortization of finance income) was higher by $0.8 million in the current nine months.

The net impact of IDC was a $0.3 million benefit to pretax earnings for the nine months ended March 31, 2003. During the same nine months last year, the net impact of IDC was a $2.0 million benefit to pretax earnings. In the current period, the reduction to SG&A (IDC offset) was $17.1 million; the IDC asset removed from the balance sheet at the time of securitization that reduced the gross gain was $10.1 million; and the amortization of the IDC asset (a reduction to amortization of finance income) was $6.6 million. For the nine months last year, the reduction to SG&A (IDC offset) was $18.5 million; the IDC asset removed from the balance sheet at the time of securitization that reduced the gross gain was $10.2 million; and the amortization of the IDC asset (a reduction to amortization of finance income) was $6.3 million.

Excluding the IDC offset noted above, SG&A expenses increased $7.1 million when compared to the same period last year. The SG&A expense increase related to Valley was $7.3 million.

The provision for losses totaled $1.4 million in the current nine-month period compared to a net reduction to provision expense of $0.6 million in the nine months last year. The corporate and all other segment reflects the total company-level provision for loss expense and allowance for loss balance, net of those amounts reported in the other two segments. Net charge-offs totaled $8.0 million in the current nine-month period versus $1.0 million in the same nine-month period last year. The charge-offs taken in both periods occurred within the venture capital portfolio of Third Coast Capital (which is included in this business segment). Third Coast Capital provided secured leases and loans to emerging market growth companies which have been adversely affected by the sudden and extensive deterioration in the telecommunications and technology markets.

Also included in the current and prior year periods is a reduction to provision expense of $6.6 million and $1.6 million respectively. This reduction reflects the net transfer of provision expense out of the Corporate and All Other segment to the other segments. As described in the three-month comparative discussion above, this occurs when there is a timing difference between when a specific allowance is established and when the respective contract is charged-off.

Repossessed asset expenses and impairment totaled $0.3 million in the current nine-month period compared to $0.0 million a year ago. Expenses related to the repossessed assets totaled $0.3 million in the current nine months compared to $0.2 million in the prior year nine months. Offsetting the expense in the three month’s a year ago was $0.2 million of income from the sale of equipment residuals and inventory.

Outlook

The outlook in our domestic markets for medical equipment financing and healthcare receivables financing is good. The traditional large ticket business done by DVI Financial Services is benefiting from several positive trends including rising healthcare expenditures, changing demographics such as the aging of the population, and the expanding applications of diagnostic medical equipment. While some softness was evident in the smaller device market served by our DVI Strategic Partner business unit, brought about by the slower rate of economic growth, the goal for this unit is to improve its rate of growth and expand its corporate profit contribution. The fallout in the high technology sector has affected our Third Coast Capital unit and negatively affected the financing options available to such companies that are underwritten by venture capital investors. We have continued our plan over this quarterly period to phase out of this business unit.

As part of our growth strategy, we have necessarily removed ourselves from some markets, such as Third Coast Capital, while providing more support to others such as DVI Business Credit. We have relocated the DVI Business Credit operations from Newport Beach, CA to our headquarters in Jamison, PA to better support its growth and expanded market penetration. We expect to realize increased profitability and operational efficiencies from this relocation.

During the quarter, we have continued to pursue our announced intention of reducing our international exposure. We have pursued several initiatives with the intention of formulating a joint venture in Asia as well as strategic alliances in Europe that will enable us to reduce our assets and liabilities in these markets. We have substantially curtailed our business in Latin America and no new financing commitments are being made at this time. If the Company is successful in consummating these initiatives, it is expected that they will allow for a return of capital, reduced leverage, and an improvement in overall liquidity.

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

The following table provides information about certain financial instruments held that are sensitive to changes in interest rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at March 31, 2003. For derivative financial instruments, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates, which are generally LIBOR-based, represent the interest rates in effect at March 31, 2003. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in U.S. dollars (USD), Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Argentine Pesos (ARS), South African Rand (ZAR), and Hong Kong dollars (HKD), as indicated in parentheses. The table excludes investments in direct financing leases totaling $465.5 million in accordance with disclosure requirements, although our lease contracts are exposed to interest rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Qtr. Ended March 31,					There- after	Total	Fair Value
(in thousands of dollars)	2004	2005	2006	2007	2008
Rate-Sensitive Assets:
Fixed rate receivables in installments (USD)	$89,655	$75,431	$61,858	$42,853	$22,154	$9,785	$301,736	$304,471
Average interest rate	9.37%	9.30%	9.17%	9.02%	9.21%	9.00%	9.37%
Fixed rate receivables in installments (SGD)	$929	$1,263	$1,793	$1,966	$8,098	$42	$14,091	$13,697
Average interest rate	8.11%	8.11%	8.11%	8.21%	7.50%	7.50%	8.11%
Fixed rate receivables in installments (JPY)	$3,145	$2,662	$1,171	$600	$127	—	$7,705	$7,463
Average interest rate	6.39%	6.31%	6.17%	5.98%	5.98%	—	6.39%
Fixed rate receivables in installments (AUD)	$459	$469	$507	$449	$476	$1,871	$4,231	$3,785
Average interest rate	5.92%	5.91%	5.75%	5.75%	5.75%	5.75%	5.92%
Fixed rate receivables in installments (GBP)	$1,192	$1,059	$1,152	$1,253	$598	—	$5,254	$5,161
Average interest rate	8.45%	8.45%	8.45%	8.45%	8.45%	—	8.45%
Fixed rate receivables in installments (EUR)	$12,221	$11,199	$8,794	$5,751	$1,818	$1,089	$40,872	$40,251
Average interest rate	8.66%	8.66%	8.64%	8.79%	8.40%	7.71%	8.66%
Fixed rate receivables in installments (ARS)	$3,125	$609	$378	$241	$69	—	$4,422	$4,748
Average interest rate	12.72%	11.22%	10.73%	9.84%	8.25%	—	12.72%
Floating rate receivables in installments (US)	$52,484	$22,942	$15,857	$9,287	$1,568	$92	$102,230	$102,230
Average interest rate	6.77%	6.58%	6.05%	6.03%	6.37%	4.87%	6.77%
Floating rate receivables in installments (EUR)	$287	$319	$319	$319	$159	—	$1,403	$1,403
Average interest rate	5.26%	5.26%	5.26%	5.26%	5.26%	—	5.26%
Floating rate receivables in installments (ARS)	$2,535	$595	$395	$222	—	—	$3,747	$3,747
Average interest rate	3.27%	3.05%	2.92%	2.90%	—	—	3.27%
Floating rate receivables in installments (ZAR)	$1,543	$1,632	$1,802	$1,392	$669	—	$7,038	$7,038
Average interest rate	16.02%	16.01%	16.01%	16.02%	16.13%	—	16.02%
Floating rate notes collateralized by medical receivables (USD)	$182,737	$41,226	$81,679	—	—	—	$305,642	$305,642
Average interest rate	6.25%	5.93%	5.96%	—	—	—	6.25%
Fixed rate credit enhancements (USD)	$10,362	$10,059	$8,549	$6,453	$3,651	$22,785	$61,859	$61,859
Average interest rate	5.29%	5.15%	4.84%	4.44%	4.07%	3.67%	5.29%

Totals	$360,674	$169,465	$184,254	$70,786	$39,387	$35,664	$860,230	$861,495

Average interest rate	7.24%	7.79%	7.26%	8.22%	8.27%	5.37%	7.59%

	Expected Maturity Date – Qtr. Ended March 31,					There- after	Total	Fair Value
(in thousands of dollars)	2004	2005	2006	2007	2008
Derivatives Matched Against Assets:
Interest Rate Swaps
Pay fixed rate swaps (EUR)	$5,311	$3,651	—	—	—	—	$8,962	$(210)
Weighted average pay rate	5.03%	5.35%	—	—	—	—	5.16%
Weighted average receive rate	2.59%	2.59%	—	—	—	—	2.59%
Rate-Sensitive Liabilities:
Variable rate borrowings under warehouse facilities (USD)	$273,288	—	—	—	—	—	$273,288	$273,288
Average interest rate	3.05%	—	—	—	—	—	3.05%
Variable rate borrowings under warehouse facilities (GBP)	$20,503	—	—	—	—	—	$20,503	$20,503
Average interest rate	5.61%	—	—	—	—	—	5.61%
Variable rate borrowings under warehouse facilities (EUR)	$89,201	—	—	—	—	—	$89,201	$89,201
Average interest rate	4.33%	—	—	—	—	—	4.33%
Variable rate borrowings under warehouse facilities (ZAR)	$8,639	—	—	—	—	—	$8,639	$8,639
Average interest rate	14.54%	—	—	—	—	—	14.54%
Senior notes (USD)	$155,000	—	—	—	—	—	$155,000	$142,988
Average interest rate	9.88%	—	—	—	—	—	9.88%
Fixed rate discounted receivables (USD)	$109,339	$80,238	$52,068	$31,132	$9,463	$1,952	$284,192	$286,814
Average interest rate	5.38%	5.28%	4.99%	4.49%	4.24%	4.69%	5.38%
Variable rate discounted receivables (USD)	$212,355	$8,424	$2,435	$852	$476	—	$224,542	$224,542
Average interest rate	2.43%	4.68%	4.68%	4.68%	4.68%	—	2.43%
Other debt (USD)	$18,259	$8,003	$29,412	—	—	—	$55,674	$55,608
Average interest rate	4.89%	4.16%	3.96%	—	—	—	4.89%
Other debt (GBP)	$4,832	$4,469	$3,883	$3,028	$2,786	$4,093	$23,091	$16,149
Average interest rate	6.69%	6.66%	6.51%	6.94%	6.94%	6.94%	6.69%
Other debt (EUR)	$15,919	$7,484	$5,975	$2,850	$155	—	$32,383	$29,463
Average interest rate	6.69%	6.89%	6.86%	6.99%	6.41%	—	6.69%
Other debt (HKD)	$1,499	—	—	—	—	—	$1,499	$1,499
Average interest rate	3.41%	—	—	—	—	—	3.41%
Other debt (AUD)	$3,077	$1,700	$1,694	$1,407	$883	$293	$9,054	$6,968
Average interest rate	6.42%	6.42%	6.42%	6.42%	6.42%	6.42%	6.42%
Convertible sub notes (USD)	—	$12,750	—	—	—	$25,000	$37,750	$20,972
Average interest rate	—	9.12%	—	—	—	7.50%	9.13%

Totals	$911,911	$123,068	$95,467	$39,269	$13,763	$31,338	$1,214,816	$1,176,634

Average interest rate	4.77%	5.73%	4.87%	4.93%	4.97%	7.24%	5.04%

	Expected Maturity Date – Qtr. Ended March 31,					There- after	Total	Fair Value
(in thousands of dollars)	2004	2005	2006	2007	2008
Derivatives Matched Against Liabilities:
Interest Rate Swaps
Pay fixed rate swaps (USD)	$105,000	$4,000	—	—	—	—	$109,000	$(1,177)
Weighted average pay rate	2.31%	5.84%	—	—	—	—	2.44%
Weighted average receive rate	1.71%	1.75%	—	—	—	—	1.71%
Pay fixed rate swaps (EUR)	—	$10,915	—	—	—	—	$10,915	$(163)
Weighted average pay rate	—	3.98%	—	—	—	—	3.98%
Weighted average receive rate	—	2.61%	—	—	—	—	2.61%

Totals	$105,000	$14,915					$119,915	$(1,340)

Total rate sensitive assets increased $38.3 million at March 31, 2003 when compared to the balances at June 30, 2002, due to additional medical receivables contracts. Changes between the total rate sensitive liabilities from June 30, 2002 through March 31, 2003 were immaterial.

Derivative positions held represent the hedging of anticipated equipment securitizations and interest rate swaps and caps to convert floating rate borrowings to fixed rates in order to minimize the interest rate mismatch to fixed rate assets. Changes in the overall derivative positions held at March 31, 2003 compared to those held at June 30, 2002 reflect the changes in the Company’s exposures in its financial contracts.

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

The following table provides information about certain financial instruments held that are sensitive to changes in foreign exchange rates. For assets and liabilities, the table presents principal cash flows and related weighted average interest rates by expected maturity date at March 31, 2003. For foreign currency forward exchange agreements, the table presents notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows are denominated in Singapore dollars (SGD), Japanese yen (JPY), Australian dollars (AUD), British pounds (GBP), Euro (EUR), Argentine Pesos (ARS), South African Rand (ZAR), and Hong Kong dollars (HKD), as indicated in parentheses. The table excludes investments in direct financing leases totaling $193.6 million in accordance with disclosure requirements, although our lease contracts are exposed to foreign currency rate risk. The information does not include any estimates for prepayments, reinvestment, refinancing or credit losses.

	Expected Maturity Date – Qtr. Ended March 31,					There- after	Total	Fair Value
(in thousands of dollars)	2004	2005	2006	2007	2008
Foreign Currency Sensitive Assets:
Fixed rate receivables in installments (SGD)	$929	$1,263	$1,793	$1,966	$8,098	$42	$14,091	$13,697
Average interest rate	8.11%	8.11%	8.11%	8.21%	7.50%	7.50%	8.11%
Fixed rate receivables in installments (JPY)	$3,145	$2,662	$1,171	$600	$127	—	$7,705	$7,463
Average interest rate	6.39%	6.31%	6.17%	5.98%	5.98%	—	6.39%
Fixed rate receivables in installments (AUD)	$459	$469	$507	$449	$476	$1,871	$4,231	$3,785
Average interest rate	5.92%	5.91%	5.75%	5.75%	5.75%	5.75%	5.92%
Fixed rate receivables in installments (GBP)	$1,192	$1,059	$1,152	$1,253	$598	—	$5,254	$5,161
Average interest rate	8.45%	8.45%	8.45%	8.45%	8.45%	—	8.45%
Fixed rate receivables in installments (EUR)	$12,221	$11,199	$8,794	$5,751	$1,818	$1,089	$40,872	$40,251
Average interest rate	8.66%	8.66%	8.64%	8.79%	8.40%	7.71%	8.66%
Fixed rate receivables in installments (ARS)	$3,125	$609	$378	$241	$69	—	$4,422	$4,748
Average interest rate	12.72%	11.22%	10.73%	9.84%	8.25%	—	12.72%
Floating rate receivables in installments (EUR)	$287	$319	$319	$319	$159	—	$1,403	$1,403
Average interest rate	5.26%	5.26%	5.26%	5.26%	5.26%	—	5.26%
Floating rate receivables in installments (ARS)	$2,535	$595	$395	$222	—	—	$3,747	$3,747
Average interest rate	3.27%	3.05%	2.92%	2.90%	—	—	3.27%
Floating rate receivables in installments (ZAR)	$1,543	$1,632	$1,802	$1,392	$669	—	$7,038	$7,038
Average interest rate	16.02%	16.01%	16.01%	16.02%	16.13%	—	16.02%

Totals	$25,436	$19,807	$16,311	$12,193	$12,014	$3,002	$88,763	$87,293

Average interest rate	8.67%	8.69%	8.96%	9.06%	8.05%	6.49%	8.74%

	Expected Maturity Date – Qtr. Ended March 31,					There- after	Total	Fair Value
(in thousands of dollars)	2004	2005	2006	2007	2008
Foreign Currency Sensitive Liabilities:
Variable rate borrowings under warehouse facilities (GBP)	$20,503	—	—	—	—	—	$20,503	$20,503
Average interest rate	5.61%	—	—	—	—	—	5.61%
Variable rate borrowings under warehouse facilities (EUR)	$89,201	—	—	—	—	—	$89,201	$89,201
Average interest rate	4.33%	—	—	—	—	—	4.33%
Variable rate borrowings under warehouse facilities (ZAR)	$8,639	—	—	—	—	—	$8,639	$8,639
Average interest rate	14.54%	—	—	—	—	—	14.54%
Other debt (GBP)	$4,832	$4,469	$3,883	$3,028	$2,786	$4,093	$23,091	$16,149
Average interest rate	6.69%	6.66%	6.51%	6.94%	6.94%	6.94%	6.69%
Other debt (EUR)	$15,919	$7,484	$5,975	$2,850	$155	—	$32,383	$29,463
Average interest rate	6.69%	6.89%	6.86%	6.99%	6.41%	—	6.69%
Other debt (HKD)	$1,499	—	—	—	—	—	$1,499	$1,499
Average interest rate	3.41%	—	—	—	—	—	3.41%
Other debt (AUD)	$3,077	$1,700	$1,694	$1,407	$883	$293	$9,054	$6,968
Average interest rate	6.42%	6.42%	6.42%	6.42%	6.42%	6.42%	6.42%

Totals	$143,670	$13,653	$11,552	$7,285	$3,824	$4,386	$184,370	$172,422

Average interest rate	5.50%	6.76%	6.68%	6.86%	6.80%	6.91%	5.76%

Derivatives Matched Against Liabilities:
Foreign Exchange Agreements
Receive USD / Pay EUR	—	—	—	$17,863	—	—	$17,863	$2,640
Avg. contractual exchange rate	—	—	—	0.9378	—	—	0.9378
Receive USD / Pay SGD	$5,658	—	—	—	—	—	$5,658	$(57)
Avg. contractual exchange rate	1.7800	—	—	—	—	—	1.7800
Receive USD / Pay JPY	$5,835	—	—	—	—	—	$5,835	$(125)
Avg. contractual exchange rate	120.80	—	—	—	—	—	120.80
Receive USD / Pay AUS	$1,852	—	—	—	—	—	$1,852	$(153)
Avg. contractual exchange rate	0.5564	—	—	—	—	—	0.5564

Totals	$13,345			$17,863			$31,208	$2,305

Total foreign currency sensitive assets increased $13.4 million from the total at June 30, 2002 due primarily to increases in fixed rate receivables denominated in Singapore dollars. Total foreign currency sensitive liabilities increased $28.9 million from June 30, 2002, due primarily to additional warehouse borrowings denominated in Euro and long-term borrowings denominated in Australian dollars.

The derivative positions held at March 31, 2003 and June 30, 2002 are forward sales of currencies to hedge foreign currency denominated assets and liabilities funded on a short-term basis with U.S. dollars.

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

PART II – OTHER INFORMATION

Items 1 through 5 have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Deloitte & Touche Letter

(b) Reports on Form 8-K

On March 21, 2003, the Company filed on Form 8-K a copy of its press release, also dated March 21, 2003, announcing that it closed a $75 million warehouse credit facility for its subsidiary, DVI Business Credit Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DVI, INC. (Registrant)

Date:	May 20, 2003	By:	/s/ MICHAEL A. O’HANLON
Michael A. O’Hanlon President and Chief Executive Officer

Date:	May 20, 2003	By:	/s/ STEVEN R. GARFINKEL
Steven R. Garfinkel Executive Vice President and Chief Financial Officer

OFFICER’S CERTIFICATE

I, Michael A. O’Hanlon, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of DVI, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003		/s/ MICHAEL A. O’HANLON
	Name:	Michael A. O’Hanlon
	Title:	Chief Executive Officer and President

OFFICER’S CERTIFICATE

I, Steven R. Garfinkel, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of DVI, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003		/s/ STEVEN R. GARFINKEL
	Name:	Steven R. Garfinkel
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

99.1.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2.	Deloitte & Touche Letter