Form 10-Q/A
period 2003-03-31
DVI INC
filed 2003-06-27
CIK 801550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The quarterly report on Form 10-Q for the period ended March 31, 2003 filed by DVI, Inc. (the “Company”) on May 20, 2003 is amended to add the following information:

The Company has been advised that the staff of the Securities and Exchange Commission (the “staff”) has taken the position that this report is deficient because the interim financial statements contained in this report have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X. The staff’s position is based on the assertion by the Company’s former auditor, Deloitte & Touche LLP (“Deloitte”) that it has not completed its review of those financial statements. Deloitte has resigned as the Company’s auditor. The Company expects to appoint a replacement auditor as promptly as reasonably practicable and intends to arrange for a review of these interim financial statements by its new auditor. Upon the completion of that review, the Company will file an amendment to this report, which will include a discussion of any material changes from the unreviewed financial statements contained in the initial filing of this report.

Pursuant to the position taken by the staff, the Company is deemed not to be current in its filings required under the Securities Exchange Act of 1934, as amended. The Company understands that completion of a review of its interim financial statements and the filing of the further amendment described above will make this report current, although it will not be deemed timely for purposes of the rules governing eligibility to use registration statements on Forms S-2 and S-3. The staff has advised that until the review is completed and the amendment filed, registration statements under the Securities Act of 1933 will not be declared effective and the Company will not be able to effect private placements of its securities under Rule 505 or 506 of Regulation D under the Securities Act, except for placements made exclusively to accredited investors.

Certain of the indentures and other agreements that govern various debt obligations of the Company and its subsidiaries contain covenants on the part of the Company or its subsidiaries to make filings of reports on Form 10-Q that are “timely” or are made within specified periods of time following the end of the applicable fiscal quarter, or require such reports to be made available to debtholders. The Company does not know if the holders of any of the debt obligations that contain this type of provision will seek to assert that, in light of the staff’s position described above, the Company is in default under one or more of these provisions. The Company believes that, if any debtholder were to make such a claim, the Company would have meritorious defenses on the basis that the Form 10-Q filing it made on May 20, 2003 represents full compliance or substantial compliance with the applicable covenants. None of the covenants referred to above expressly requires that the interim financial statements in the Company’s filings on Form 10-Q must be reviewed by an independent public accountant, and a significant number of the relevant indentures or other agreements were entered into before the SEC adopted the rule that requires such quarterly reviews. Since many of the Company’s and its subsidiaries’ debt obligations contain cross-default or cross-acceleration provisions, if a holder of a material debt obligation were successful in claiming a default, the consequences for the Company would be seriously adverse.

The Company is continuing to consider the need to change the accounting treatment for the transactions referred to in Note 11 to the interim financial statements contained in this report. If that change were made, the Company’s total assets and shareholders’ equity as of March 31, 2003 would decrease by approximately $1,806,000, or .11%, and $1,082,000, or ..47%, respectively. In addition, net income would be reduced by approximately $1,419,000, a decrease of approximately 44.47%. This would result in a reduction in earnings per share for the nine months ended March 31, 2003 of $0.10, or 44.45%. The Company’s total assets and shareholders equity as of

June 30, 2002 would decrease by approximately $2,328,000, or .14%, and $1,395,000, or .61%, respectively. In addition, net income would be reduced by approximately $1,395,000 for the fiscal year ended June 30, 2002, a decrease of approximately 34.12%. This would result in a reduction in earnings per share for that fiscal year of $0.09, or 32.14%.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DVI, INC.

Date:	June 27, 2003	By:	/s/ MICHAEL A. O’HANLON
Michael A. O’Hanlon President and Chief Executive Officer

Date:	June 27, 2003	By:	/s/ STEVEN R. GARFINKEL
Steven R. Garfinkel Executive Vice President and Chief Financial Officer

Officer’s Certificate

I, Michael A. O’Hanlon, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of DVI, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003		/s/ MICHAEL A. O’HANLON
	Name:	Michael A. O’Hanlon
	Title:	Chief Executive Officer and President

Officer’s Certificate

I, Steven R. Garfinkel, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of DVI, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003		/s/ STEVEN R. GARFINKEL
	Name:	Steven R. Garfinkel
	Title:	Executive Vice President and Chief Financial Officer