Form 10-Q/A
period 2003-03-31
DVI INC
filed 2003-06-27
CIK 801550

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

This Form 10-Q/A amends and replaces in its entirety the Form 10-Q/A (the “Form 10-Q/A”) filed by DVI, Inc. (the “Company”) on June 27, 2003. This amendment is being filed solely to correct two erroneous references in the final paragraph of the Form 10-Q/A to March 31, 2003. As reflected in the text below, those references should have been to March 31, 2002.

The quarterly report on Form 10-Q for the period ended March 31, 2003 filed by the Company on May 20, 2003 is amended to add the following information:

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

The Company is continuing to consider the need to change the accounting treatment for the transactions referred to in Note 11 to the interim financial statements contained in this report. If that change were made, the Company’s total assets and shareholders’ equity as of March 31, 2002 would decrease by approximately $1,806,000, or .11%, and $1,082,000, or .47%, respectively. In addition, net income would be reduced by approximately $1,419,000, a decrease of approximately 44.47%. This would result in a reduction in earnings per share for the nine months ended March 31, 2002 of $0.10, or 44.45%. The Company’s total assets and shareholders equity as of

June 30, 2002 would decrease by approximately $2,328,000, or .14%, and $1,395,000, or .61%, respectively. In addition, net income would be reduced by approximately $1,395,000 for the fiscal year ended June 30, 2002, a decrease of approximately 34.12%. This would result in a reduction in earnings per share for that fiscal year of $0.09, or 32.14%.

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